Form 10-Q
period 1995-01-29
HERLEY INDUSTRIES INC /NEW
filed 1995-03-14
CIK 47035

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended January 29, 1995

Commission File Number 0-5411

                       HERLEY INDUSTRIES, INC.
       -----------------------------------------------------
       (Exact Name of Registrant as specified in its Charter)

           DELAWARE                            #23-2413500
- --------------------------------        ------------------------
(State or other jurisdiction of             (I.R.S.  Employer
  incorporation or organization)          Identification Number)

10 Industry Drive, Lancaster, Pennsylvania             17603
- -------------------------------------------       ---------------
  (Address of Principal Executive Offices)           (Zip Code)

                           (717) 397-2777
- -----------------------------------------------------------------
       (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      March 13, 1995                              3,615,815
- ---------------------------                 -------------------
          (Date)                             (Number of Shares)

                      HERLEY INDUSTRIES, INC
                         AND SUBSIDIARIES

                        INDEX TO FORM 10-Q
                    --------------------------


              For the Quarter Ended January 29, 1995



PART  I - FINANCIAL INFORMATION                             PAGE

 Item 1 - Financial Statements:

     Consolidated Balance Sheets -
        January 29, 1995 and January 30, 1994                3-4

     Consolidated Statements of Operations -
        For the thirteen and twenty-six weeks ended
        January 29, 1995 and January 30, 1994                5-6

     Consolidated Statements of Cash Flows -
        For the thirteen and twenty-six weeks ended
        January 29, 1995 and January 30, 1994                7-8

     Notes to Consolidated Financial Statements                9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        12

PART II - OTHER INFORMATION                                   14

     Signatures                                               16

     Computation of per share earnings                        17

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                      January 29, 1995     July 31, 1994
                                         (Unaudited)         (Audited)
                                         -----------         ---------
          ASSETS

Current Assets:
     Cash and cash equivalents          $    368,946      $   539,729
     Accounts receivable                   3,190,392        4,940,304
     Other receivables                       155,582          300,037
     Inventories                           8,910,562        9,938,190
     Prepaid expenses and other              363,860          252,666
                                          ----------       ----------
          Total Current Assets            12,989,342       15,970,926

Property, Plant and Equipment, net        14,700,021       15,542,245
Intangibles, net of amortization           4,988,386        5,124,436
Available-for-sale Securities              5,583,758       11,895,084
Other Investments                          3,727,506        3,727,506
Note Receivable                               -             1,000,000
Deferred Income Taxes                      1,209,091          860,211
Other Assets                                 472,329          492,257
                                          ----------       ----------
                                        $ 43,670,433     $ 54,612,665
                                          ==========       ==========


















The accompanying notes are an integral part of these financial statements.

                     HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                           January 29, 1995    July 31, 1994
                                              (Unaudited)         (Audited)
                                              -----------         ---------
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt       $    390,997      $    552,311
     Accounts payable and accrued expenses      4,707,184         6,489,039
     Reserve for contract losses                  325,000           500,000
     Advance payments on contracts              1,517,601         2,513,705
     Income taxes payable                          63,787           162,543
                                               ----------        ----------
          Total Current Liabilities             7,004,569        10,217,598
Long-term Debt                                  9,482,867        14,822,834
Deferred Income Taxes                           1,384,928         1,291,095
                                               ----------        ----------
                                               17,872,364        26,331,527
                                               ----------        ----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
      10,000,000 shares; issued 3,615,815 at
      January 29, 1995 and 4,278,189 at
      July 31 1994.                               361,582           427,819
Additional paid-in capital                     15,301,806        17,989,374
Retained earnings                              10,213,209        10,510,682
                                               ----------        ----------
                                               25,876,597        28,927,875
 Less:
     Unrealized loss on available-for-sale
     securities                                    78,528           201,117
     Treasury stock at cost                         -               445,620
                                               ----------        ----------
Total Shareholders' Equity                     25,798,069        28,281,138
                                               ----------        ----------
                                             $ 43,670,433      $ 54,612,665
                                               ==========        ==========





The accompanying notes are an integral part of these financial statements.

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Thirteen weeks ended
                                             --------------------
                                        January 29, 1995    January 30, 1994
                                        ----------------    ----------------

Net sales                                  $  5,505,361       $  7,638,727
                                             ----------         ----------
Cost and expenses:
     Cost of products sold                    4,325,642          4,513,317
     Selling and administrative expenses      1,557,201          2,246,325
                                             ----------         ----------
                                              5,882,843          6,759,642
                                             ----------         ----------

      Operating income (loss)                  (377,482)           879,085
                                             ----------         ----------

Other income (expense):
     Gain (loss)on sale of marketable
        securities                             (339,098)            37,087
     Dividend and interest income               230,600            209,635
     Other income                                 -                 66,394
     Interest expense                          (236,576)          (314,709)
                                             ----------         ----------
                                               (345,074)            (1,593)
                                             ----------         ----------

      Income (loss) before income taxes        (722,556)           877,492

Provision for income taxes                     (241,000)           230,000
                                             ----------         ----------

      Net income (loss)                     $  (481,556)      $    647,492
                                             ==========         ==========

Earnings (loss) per common and common
   equivalent share                           $(0.12)              $ 0.15
                                               =====                =====

Weighted average number of common and
   common equivalent shares outstanding      3,886,040           4,333,574
                                             =========           =========




The accompanying notes are an integral part of these financial statements.

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Twenty-six weeks ended
                                             ----------------------
                                        January 29, 1995    January 30, 1994
                                        ----------------    ----------------

Net sales                                 $ 11,803,970        $ 15,441,885
                                            ----------          ----------
Cost and expenses:
     Cost of products sold                   8,967,330           9,899,646
     Selling and administrative expenses     2,785,295           3,899,187
                                            ----------          ----------
                                            11,752,625          13,798,833
                                            ----------          ----------

      Operating income                          51,345           1,643,052
                                            ----------          ----------

Other income (expense):
     Gain (loss) on sale of marketable
        securities                            (529,726)            116,091
     Dividend and interest income              468,334             415,251
     Other income                                -                 139,641
     Interest expense                         (523,426)           (626,258)
                                            ----------          ----------
                                              (584,818)             44,725
                                            ----------          ----------

      Income (loss) before income taxes       (533,473)          1,687,777

Provision for income taxes                    (236,000)            404,000
                                            ----------          ----------

      Net income (loss)                   $   (297,473)       $  1,283,777
                                            ==========         ===========
Earnings (loss) per common and common
   equivalent share                           $(0.07)             $ 0.30
                                               =====               =====

Weighted average number of common and
  common equivalent shares outstanding       4,030,864           4,338,607
                                             =========           =========



The accompanying notes are an integral part of these financial statements.

                         HERLEY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Twenty-six weeks ended
                                               ----------------------
                                          January 29, 1995 January 30, 1994
                                          ---------------- ----------------
Cash flows from operating activities:
 Net income (loss)                          $  (297,473)     $ 1,283,777
                                             ----------        ---------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization              1,050,418        1,156,833
   (Gain)loss on sale of marketable
    securities                                  601,448         (116,091)
   Decrease (increase) in deferred tax assets  (348,880)          27,131
   Increase (decrease) in deferred
    tax liabilities                              93,833          (33,342)
   Recovery of unrealized loss on securities    122,589           60,610
   Changes in operating assets and
    liabilities:
     Decrease (increase) in accounts
      receivable                              1,749,912       (1,345,286)
     Decrease in notes receivable             1,000,000            -
     Decrease in other receivables              144,455          148,628
     Decrease (increase) in inventories       1,027,628          (37,633)
     Decrease (increase) in prepaid expenses   (111,194)         819,317
     (Decrease) in accounts payable and
      accrued expenses                       (1,679,042)      (1,885,640)
     (Decrease) in losses on contracts         (175,000)      (1,183,159)
     (Decrease) in advance payments on
      contracts                                (996,104)         (16,388)
     Increase (decrease) in income taxes
      payable                                   (98,756)         106,813
     Other, net                                   3,385           13,170
                                              ---------        ---------
        Total adjustments                     2,384,692       (2,285,037)
                                              ---------        ---------
 Net cash provided by (used in)
  operating activities                        2,087,219       (1,001,260)
                                              ---------        ---------








The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)

                                               Twenty-six weeks ended
                                               ----------------------
                                          January 29, 1995 January 30, 1994
                                          ---------------- ----------------

Cash flows from investing activities:
  Purchase of available-for-sale
     securities                             (17,502,419)      (16,680,447)
  Proceeds from sale of available-for-sale
     securities                              23,212,297        16,242,391
  Capital expenditures                          (55,601)         (240,186)
                                             ----------        ----------
     Net cash provided by (used in)
        investing activities                  5,654,277          (678,242)
                                             ----------        ----------
Cash flows from financing activities:
  Borrowing under bank line of credit         1,813,392         3,458,579
  Proceeds from exercise of stock options         -                92,820
  Payments under lines of credit             (7,314,673)       (1,581,444)
  Purchase of treasury stock                 (2,410,998)            -
                                             ----------        ----------
     Net cash provided by (used in)
        financing activities                 (7,912,279)        1,969,955
                                              ---------        ----------
     Net increase (decrease) in cash
        and cash equivalents                   (170,783)          290,453

Cash and cash equivalents at beginning
   of period                                    539,729           595,715
                                              ---------        ----------
Cash and cash equivalents at end
   of period                                $   368,946       $   886,168
                                             ==========        ==========









The accompanying notes are an integral part of these financial statements.

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
- --------------------------------------------------------
Note 1.

     The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 31, 1994) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

Note 2.

     Inventories at January 29, 1995 and July 31, 1994 are summarized as follows:

                                          January 29, 1995     July  31, 1994
                                          ----------------     --------------
       Purchased parts and raw materials     $ 4,721,628         $ 5,412,767
       Work in process                         4,123,770           4,324,393
       Finished products                          65,164             201,030
                                              ----------           ---------
                                             $ 8,910,562         $ 9,938,190
                                              ==========           =========

Note 3.

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after August 1, 1994. Adoption of this statement did not have a material effect on the financial statements of the Company.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income (expense).

     The following is a summary of available-for-sale securities:

                                     Available-for-Sale Securities
                            ------------------------------------------------
                                      Gross           Gross      Estimated
                                      Unrealized   Unrealized       Fair
                             Cost       Gains        Losses        Value
                          ----------  ----------   ----------   ------------
    January 29, 1995
    ----------------
      Government bonds   $  4,519,287  $  6,926     $ 124,068   $  4,402,145
      Municipal bonds          24,512      -            1,840         22,672
      Other                 1,154,849      -             -         1,154,849
                           ----------    ------       -------     ----------
         Total debt
          securities        5,698,648     6,926       125,908      5,579,666
      Equity securities         4,092      -             -             4,092
                           ----------    ------       -------     ----------
                         $  5,702,740  $  6,926     $ 125,908   $  5,583,758
                           ==========    ======       =======     ==========

    July 31, 1994
    -------------
      Government bonds   $  6,086,532  $ 20,384     $  68,528   $  6,038,388
      Municipal bonds       4,646,008      -          247,943      4,398,065
      Other                 1,327,978      -             -         1,327,978
                           ----------    ------       -------     ----------
         Total debt
          securities       12,060,518    20,384       316,471     11,764,431
      Equity securities       107,404    23,249          -           130,653
                           ----------    ------       -------     ----------
                         $ 12,167,922  $ 43,633     $ 316,471   $ 11,895,084
                           ==========    ======       =======     ==========

     In December 1994, the Company decided to liquidate $6,000,000 of its long-term investments and used the proceeds to pay down a portion of its long-term bank debt.

Note 4.

     The Company has a revolving credit facility with a bank, secured by its portfolio of marketable securities, that provides for the extension of credit in the aggregate principal amount of $12,000,000. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1997. Interest is set daily at 1% over the bank s earliest daily rate quoted for Federal Funds applied to outstanding balances up to 80% of the net equity value of certain investments and at the bank's National Commercial Rate for outstanding balances in excess of this limit. In addition, the agreement provides for a fee of 1/8 of 1% of the unused availability under the facility payable quarterly. Borrowing of $5,650,000 were outstanding at January 29, 1995. Interest at the Federal Funds rate plus 1% (6.5%) was applied to $4,458,000 of the outstanding balance, and at the National Commercial Rate of 8.5% on the excess.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth and restrictions on cash dividends.

     The Company also maintains a letter of credit facility with this bank that provides for the issuance of stand-by letters of credit in the aggregate of $2,000,000. The facility requires the payment of a fee of 1.25% per annum of the amounts outstanding under the facility. The facility expires January, 1996. At January 29, 1995 stand-by letters of credit aggregating $526,011 were outstanding under this facility.

Note 5.

     In December 1994, under the terms of an agreement in 1993 to acquire Carlton Industries, Inc. and its wholly owned subsidiary Vega Precision Laboratories, Inc., certain selling stockholders exercised their option to sell back to the Company a total of 309,074 shares of common stock of the Company at a price of $5.00 per share. Of the proceeds, $1,000,000 was used to pay back the note receivable from the selling stockholders which was secured by the pledge of 200,000 of the shares of common stock sold back to the Company.

Note 6.

     Supplemental cash flow information is as follows:

                                      January 29, 1995     January 30, 1994
                                      ----------------     ----------------
     Cash paid during the period for:
        Interest                         $ 416,783            $ 544,994
        Income Taxes                        37,325               54,710
                                           =======              =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of January 29, 1995 and July 31, 1994, working capital was approximately $5,985,000 and $5,753,000, respectively, and the ratio of current assets to current liabilities was 1.85 to 1 and 1.56 to 1, respectively.

     As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,518,000, a decrease of $996,000 from July 31, 1994. As receivables are collected from shipments on contracts subject to progress payments, these advanced payments are liquidated. The reduction in accounts receivable of approximately $1,750,000 is consistent with the decline in sales volume.

     Net cash provided by investing activities results from the Company's decision to liquidate $6,000,000 of its long-term investments, net of the reinvestment of earnings on its portfolio, and the investment in capital equipment. The proceeds from the sale of investments were used to reduce long-term bank debt.

     The Company maintains a revolving credit facility with a bank, secured by certain marketable securities, for an aggregate of $12,000,000 which expires January, 1997. As of January 29, 1995 and July 31, 1994, the Company had borrowing outstanding of $5,650,000 and $11,000,000 respectively. Net cash used in financing activities during the quarter is principally attributable to net payments of the credit facility, and the purchase of treasury stock.

     At January 29, 1995, the Company owned high grade investment securities having a market value of approximately $5,600,000, and cash and cash equivalents of approximately $369,000.

     The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

RESULTS OF OPERATIONS

Thirteen weeks ended January 29, 1995 and January 30, 1994
- ----------------------------------------------------------

     Net sales for the thirteen weeks ended January 29, 1995 decreased by approximately $2,133,000 or 28% from the comparable period of the prior year due to decreases in flight instrumentation products of approximately $1,764,000 and decreases in microwave components of approximately $369,000.

     Cost of products sold for the thirteen weeks ended January 29, 1995 increased as a percentage of net sales from 59% in 1994 to 79% in 1995. This increase is attributable to a reduction in higher margin foreign sales of approximately $1,725,000, and a decrease in absorption of fixed costs due to the significantly lower sales volume.

     Selling and administrative expenses for the thirteen weeks ended January 29, 1995 decreased approximately $689,000 from the comparable period of the prior year, of which $678,000 is attributable to decreased representative fees on foreign sales, and $171,000 to a reduction in personnel and related expenses; offset by an increase in legal fees of $136,000 in connection with various litigation (See Part II, Item 1 - Legal Proceedings ), and $24,000 in other expenses.

     Other income (expense) for the thirteen weeks ended January 29, 1995 decreased $343,000 from the comparable prior year period due to losses on the sale of certain long-term investments of $339,000 as compared to a gain of $37,000 in 1994, and a decrease of $66,000 in other income (primarily rental income in 1994); offset by increased dividend and interest income of $21,000, and a decrease in interest expense of $78,000.

Twenty-six weeks ended January 29, 1995 and January 30, 1994
- ------------------------------------------------------------

     Net sales for the twenty-six weeks ended January 29, 1995 decreased by approximately $3,638,000 or 24% from the comparable period of the prior year due to decreases in flight instrumentation products of approximately $2,523,000 and decreases in microwave components of approximately $1,115,000.

     Cost of products sold for the twenty-six weeks ended January 29, 1995 increased as a percentage of net sales from 64% in 1994 to 76% in 1995. This increase is attributable to a reduction in higher margin foreign sales of approximately $3,362,000, and a decrease in absorption of fixed costs due to the significantly lower sales volume.

Selling and administrative expenses for the twenty-six weeks ended January 29, 1995 decreased approximately $1,114,000 from the comparable period of the prior year, of which $983,000 is attributable to decreased representative fees on foreign sales, $421,000 to a reduction in personnel and related expenses, and $66,000 in other expenses: offset by an increase in legal fees of $356,000 in connection with various litigation (See Part II, Item 1 -
 Legal Proceedings ).

     Other income (expense) for the twenty-six weeks ended January 29, 1995 decreased $630,000 from the comparable prior year period due to losses on the sales of certain long-term investments of $530,000 as compared to a gain of $116,000 in 1994, and a decrease of $140,000 in other income (primarily rental income in 1994); offset by increased dividend and interest income of $53,000, and a decrease in interest expense of $103,000.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1 - LEGAL PROCEEDINGS:

     In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants alleged misappropriation of Litton s beacon magnetron drawings. Litton is seeking damages in the approximate sum of $1,750,000, although it has never substantiated or justified fully its claim in that regard. Defendants have filed an answer denying generally the plaintiff's allegations asserting affirmatively defenses against liability and interposing counterclaims. Since the filing of the case, the parties have engaged in extensive discovery and motion practice. The Company continues to defend itself vigorously against Litton s duplicative claims. A trial of the action commenced in January, 1995 and is currently in progress.

     In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Vega. The Company believes it has a meritorious defense and intends to vigorously defend against these allegations.

     In or about March, 1994, the principal selling shareholders of Carlton Industries, Inc. ("Carlton") and its subsidiary, Vega Precision Laboratories, Inc. ("Vega"), as claimants, commenced an arbitration proceeding before the American Arbitration Association in New York City pursuant to the terms of the Stock Purchase Agreement ("Agreement") by which the Company acquired the stock of Carlton and Vega. The claimants principally are seeking to recover damages for the Company's alleged failure to register timely the claimants' shares of the Company's common stock in accordance with the provisions of the Agreement and other breaches of the Agreement. The Company has denied and will contest vigorously the legitimacy of the claimants' claims and has interposed several counterclaims seeking indemnification under the Agreement against the principal selling shareholders, for damages suffered by the Company in an aggregate amount exceeding $1 million as a result of breaches of contractual representations. No formal evidentiary hearings have been held yet and the parties currently are engaging in consensual discovery proceedings under the auspices of the arbitrators.

     There is no certainty as to the outcome of these matters. However, in the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the financial position of the Company.

ITEM 2 - CHANGES IN SECURITIES:

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5 - OTHER INFORMATION:

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 11:  Computation of per share earnings.

             Exhibit 27:  Financial data schedule

         (b) During the quarter for which this report is filed, the Registrant filed the following reports under Form 8-K:
             None

                                 FORM 10-Q

                                 SIGNATURES
                            --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HERLEY INDUSTRIES, INC.
                                       ------------------------------------
                                                        Registrant




                                        BY:      /S/ Myron Levy
                                           ------------------------------
                                               Myron Levy, President



                                        BY:   /S/ Anello C. Garefino
                                           ----------------------------
                                                Anello C. Garefino
                                            Principal Financial Officer

DATE:   March 15, 1995

                             HERLEY INDUSTRIES, INC.
                                AND SUBSIDIARIES
                         -------------------------------

                                   Exhibit 11
                                 --------------


                        COMPUTATION OF PER  SHARE EARNINGS
                        ----------------------------------

                                    Thirteen weeks ended
                                    --------------------
                            January 29,1995       January 30, 1994
                            ---------------       ----------------

Net Income (loss)             $  (481,556)          $   647,492
                                =========            ==========

Weighted average number of
 common shares outstanding      3,886,040             4,333,574
                                =========             =========

Number of shares outstanding    3,615,815             4,312,189
                                =========             =========

Earnings per common and
  common equivalent share:

     Net income (loss)            $(.12)                $ .15
                                   =====                =====

                                    Twenty-six weeks ended
                                    ----------------------
                            January 29,1995       January 30, 1994
                            ---------------       ----------------

Net Income (loss)             $  (297,473)            $ 1,283,777
                                =========               =========

Weighted average number of
  common shares outstanding     4,030,864               4,338,607
                                =========               =========

Number of shares outstanding    3,615,815               4,312,189
                                =========               =========

Earnings per common and
  common equivalent share:

     Net income (loss)            $(.07)                   $ .30
                                   =====                    =====