Form 10-Q
period 1995-04-30
HERLEY INDUSTRIES INC /NEW
filed 1995-06-13
CIK 47035

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended April 30, 1995

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

                           (717) 397-2777
        ----------------------------------------------------
        (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      June 9, 1995                               3,123,458
- ---------------------------                 -------------------
          (Date)                             (Number of Shares)

                      HERLEY INDUSTRIES, INC
                         AND SUBSIDIARIES

                        INDEX TO FORM 10-Q
                    --------------------------


              For the Quarter Ended April 30, 1995



PART  I - FINANCIAL INFORMATION                             PAGE

 Item 1 - Financial Statements:

     Consolidated Balance Sheets -
        April 30, 1995 and July 31, 1994                     3-4

     Consolidated Statements of Operations -
        For the thirteen and thirty-nine weeks ended
        April 30, 1995 and May 1, 1994                       5-6

     Consolidated Statements of Cash Flows -
        For the thirty-nine weeks ended
        April 30, 1995 and May 1, 1994                       7-8

     Notes to Consolidated Financial Statements                9

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations       13

PART II - OTHER INFORMATION                                   16

     Signatures                                               19

     Computation of per share earnings                        20

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                        April 30, 1995     July 31, 1994
                                         (Unaudited)        (Audited)
                                         -----------        ---------
          ASSETS

Current Assets:
     Cash and cash equivalents          $    362,020      $   539,729
     Accounts receivable                   3,687,402        4,940,304
     Other receivables                       165,689          300,037
     Inventories                           8,049,506        9,938,190
     Prepaid expenses and other              301,400          252,666
                                          ----------       ----------
          Total Current Assets            12,566,017       15,970,926

Property, Plant and Equipment, net        14,171,963       15,542,245
Intangibles, net of amortization           4,920,361        5,124,436
Available-for-sale Securities              5,185,350       11,895,084
Other Investments                          3,727,506        3,727,506
Note Receivable                               -             1,000,000
Deferred Income Taxes                      1,172,422          860,211
Other Assets                                 468,287          492,257
                                          ----------       ----------
                                        $ 42,211,906     $ 54,612,665
                                          ==========       ==========


















The accompanying notes are an integral part of these financial statements.

                     HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                             April 30, 1995    July 31, 1994
                                              (Unaudited)        (Audited)
                                              -----------        ---------
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt       $    307,231      $    552,311
     Accounts payable and accrued expenses      7,201,512         6,489,039
     Reserve for contract losses                  264,000           500,000
     Advance payments on contracts              1,145,555         2,513,705
     Income taxes payable                          37,678           162,543
                                               ----------        ----------
          Total Current Liabilities             8,955,976        10,217,598

Long-term Debt                                 11,247,867        14,822,834
Deferred Income Taxes                           1,493,943         1,291,095
                                               ----------        ----------
                                               21,697,786        26,331,527
                                               ----------        ----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
      10,000,000 shares; issued 3,615,815 at
      April 30, 1995 and 4,278,189 at
      July 31 1994.                               361,582           427,819
     Additional paid-in capital                15,301,806        17,989,374
     Retained earnings                          5,454,471        10,510,682
                                               ----------        ----------
                                               21,117,859        28,927,875
 Less (add):
     Unrealized (gain) loss on available-
      for-sale securities                         (24,946)          201,117
     Treasury stock at cost                       628,685           445,620
                                               ----------        ----------
          Total Shareholders' Equity           20,514,120        28,281,138
                                               ----------        ----------
                                             $ 42,211,906      $ 54,612,665
                                               ==========        ==========





The accompanying notes are an integral part of these financial statements.

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Thirteen weeks ended
                                                --------------------
                                          April 30, 1995       May 1, 1994
                                          --------------       -----------

Net sales                                  $  6,439,622       $  7,108,987
                                             ----------         ----------
Cost and expenses:
     Cost of products sold                    4,817,881          4,852,940
     Selling and administrative expenses      1,331,650          1,862,059
     Unusual items                            4,870,800            745,663
                                             ----------         ----------
                                             11,020,331          7,460,662
                                             ----------         ----------

      Operating (loss)                       (4,580,709)          (351,675)
                                             ----------         ----------

Other income (expense):
     Gain on sale of marketable
        securities                               62,430            734,211
     Dividend and interest income                56,767            188,497
     Other income                                 -                    690
     Interest expense                          (220,226)          (323,329)
                                             ----------         ----------
                                               (101,029)           600,069
                                             ----------         ----------

      Income (loss) before income taxes      (4,681,738)           248,394

Income tax provision (benefit)                   77,000             84,000
                                             ----------         ----------

      Net income (loss)                     $(4,758,738)      $    164,394
                                             ==========         ==========

Earnings (loss) per common and common
   equivalent share                           $(1.33)              $ 0.04
                                               =====                =====

Weighted average number of common and
   common equivalent shares outstanding      3,565,234           4,284,733
                                             =========           =========




The accompanying notes are an integral part of these financial statements.

                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Thirty-nine weeks ended
                                               -----------------------
                                          April 30, 1995       May 1, 1994
                                          --------------       -----------

Net sales                                 $ 18,243,592        $ 22,550,872
                                            ----------          ----------
Cost and expenses:
     Cost of products sold                  13,785,211          14,752,586
     Selling and administrative expenses     3,540,740           5,761,246
     Unusual items                           5,447,005             745,663
                                            ----------          ----------
                                            22,772,956          21,259,495
                                            ----------          ----------

      Operating income (loss)               (4,529,364)          1,291,377
                                            ----------          ----------

Other income (expense):
     Gain (loss) on sale of marketable
        securities                            (467,296)            850,302
     Dividend and interest income              525,101             603,748
     Other income                                -                 140,331
     Interest expense                         (743,652)           (949,587)
                                            ----------          ----------
                                              (685,847)            644,794
                                            ----------          ----------

      Income (loss) before income taxes     (5,215,211)          1,936,171

Income tax provision (benefit)                (159,000)            488,000
                                            ----------          ----------

      Net income (loss)                   $ (5,056,211)       $  1,448,171
                                            ==========         ===========
Earnings (loss) per common and common
   equivalent share                           $(1.29)             $ 0.34
                                               =====               =====

Weighted average number of common and
  common equivalent shares outstanding       3,905,161           4,319,875
                                             =========           =========



The accompanying notes are an integral part of these financial statements.

                         HERLEY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Thirty-nine weeks ended
                                               -----------------------
                                           April 30, 1995    May 1, 1994
                                           --------------    -----------
Cash flows from operating activities:
 Net income (loss)                          $(5,056,211)     $ 1,448,171
                                             ----------        ---------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization              1,576,583        1,564,579
   (Gain) loss on sale of marketable
    securities                                  539,017         (849,762)
   Decrease (increase) in deferred tax assets  (323,811)        (365,175)
   Increase (decrease) in deferred
    tax liabilities                             202,848          491,939
   Common stock issued as compensation            -                6,625
   Recovery of unrealized loss on securities    226,063            -
   Litigation settlement                      5,447,005            -
   Changes in operating assets and
    liabilities:
     Decrease (increase) in accounts
      receivable                              1,252,902       (1,725,689)
     Decrease (increase) in other receivables   134,348          (44,091)
     Decrease (increase) in inventories       1,888,684          (64,598)
     Decrease (increase) in prepaid expenses    (37,134)         940,129
     (Decrease) in accounts payable and
      accrued expenses                       (2,494,639)      (1,398,032)
     (Decrease)in reserve for contract losses  (236,000)      (1,306,159)
     (Decrease) in advance payments on
      contracts                              (1,368,150)        (451,669)
     Increase (decrease) in income taxes
      payable                                  (124,865)          38,874
     Other, net                                    (585)        (112,805)
                                              ---------        ---------
        Total adjustments                     6,682,266       (3,275,834)
                                              ---------        ---------
 Net cash provided by (used in)
  operating activities                      $ 1,626,055      $(1,827,663)
                                              ---------        ---------







The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)

                                               Thirty-nine weeks ended
                                               -----------------------
                                           April 30, 1995     May 1, 1994
                                           --------------     -----------

Cash flows from investing activities:
  Purchase of available-for-sale
     securities                            $(21,194,485)     $(21,005,041)
  Proceeds from sale of available-for-sale
     securities                              27,365,202        20,680,315
  Capital expenditures                         (114,751)         (409,459)
                                             ----------        ----------
     Net cash provided by (used in)
        investing activities                  6,055,966          (734,185)
                                             ----------        ----------
Cash flows from financing activities:
  Borrowing under bank line of credit         1,818,102         4,165,361
  Proceeds from exercise of stock options         -                92,820
  Payments under lines of credit             (7,638,149)       (1,631,252)
  Purchase of treasury stock                 (2,039,683)            -
                                             ----------        ----------
     Net cash provided by (used in)
        financing activities                 (7,859,730)        2,626,929
                                              ---------        ----------
     Net increase (decrease) in cash
        and cash equivalents                   (177,709)           65,081

Cash and cash equivalents at beginning
   of period                                    539,729           595,715
                                              ---------        ----------
Cash and cash equivalents at end
   of period                               $    362,020      $    660,796
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

Note 2.

     Inventories at April 30, 1995 and July 31, 1994 are summarized as follows:

                                          April 30, 1995       July  31, 1994
                                          --------------       --------------
       Purchased parts and raw materials     $ 4,367,217         $ 5,412,767
       Work in process                         3,563,110           4,324,393
       Finished products                         119,179             201,030
                                              ----------          ----------
                                             $ 8,049,506         $ 9,938,190
                                              ==========          ==========

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

     The following is a summary of available-for-sale securities:

                                     Available-for-Sale Securities
                            ------------------------------------------------
                                      Gross           Gross      Estimated
                                      Unrealized   Unrealized       Fair
                             Cost       Gains        Losses        Value
                          ----------  ----------   ----------   ------------
    April 30, 1995
    --------------
      Government bonds   $  4,870,578  $ 67,288     $  25,712   $  4,912,154
      Other                   269,104      -             -           269,104
                           ----------    ------       -------     ----------
         Total debt
          securities        5,139,682    67,288        25,712      5,181,258
      Equity securities         4,092      -             -             4,092
                           ----------    ------       -------     ----------
                         $  5,143,774  $ 67,288     $  25,712   $  5,185,350
                           ==========    ======       =======     ==========

    July 31, 1994
    -------------
      Government bonds   $  6,086,532  $ 20,384     $  68,528   $  6,038,388
      Municipal bonds       4,646,008      -          247,943      4,398,065
      Other                 1,327,978      -             -         1,327,978
                           ----------    ------       -------     ----------
         Total debt
          securities       12,060,518    20,384       316,471     11,764,431
      Equity securities       107,404    23,249          -           130,653
                           ----------    ------       -------     ----------
                         $ 12,167,922  $ 43,633     $ 316,471   $ 11,895,084
                           ==========    ======       =======     ==========

     In December 1994, the Company decided to liquidate $6,000,000 of its long-term investments and used the proceeds to pay down a portion of its long-term bank debt. During the quarter ended April 30, 1995, the Company liquidated $685,000 of its long-term investments using the proceeds for the purchase of treasury stock.

Note 4.

     The Company has a revolving credit facility with a bank, secured by its portfolio of marketable securities, that provides for the extension of credit in the aggregate principal amount of $12,000,000. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1997. Interest is set daily at 1% over the bank s earliest daily rate quoted for Federal Funds applied to outstanding balances up to 80% of the net equity value of certain investments and at the bank's National Commercial Rate for outstanding balances in excess of this limit. In addition, the agreement provides for a fee of 1/8 of 1% of the unused availability under the facility payable quarterly. Borrowings of $5,415,000 were outstanding at April 30, 1995. Interest at the Federal Funds rate (5.9375% at April 30, 1995) plus 1% was applied to $4,424,000 of the outstanding balance, and at the National Commercial Rate of 9.0% on the excess.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth and restrictions on cash dividends.

     The Company also maintains a letter of credit facility with this bank that provides for the issuance of stand-by letters of credit in the aggregate of $2,000,000. The facility requires the payment of a fee of 1.25% per annum of the amounts outstanding under the facility. The facility expires January, 1996. At April 30, 1995 stand-by letters of credit aggregating $542,611 were outstanding under this facility.

Note 5.

     Under the terms of an agreement in 1993 to acquire Carlton Industries, Inc. and its wholly owned subsidiary Vega Precision Laboratories, Inc., certain selling stockholders exercised their option to sell back to the Company a total of 331,402 (309,074 in December 1994, and 22,328 in March
1995) shares of common stock of the Company at a price of $5.00 per share.
Of the proceeds, $1,000,000 was used to pay back the note receivable from the selling stockholders which was secured by the pledge of 200,000 of the shares of common stock sold back to the Company.

Note 6.

     During the third quarter of fiscal 1995, the Company settled an action brought by Litton Systems, Inc. Electron Devices Division in April, 1992.
The settlement provides for the payment of $2,000,000 in July, 1995 and $2,000,000 in July, 1996, and the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons.

     In May, 1995, the Company negotiated a tentative settlement of all claims in connection with two Class Action Complaints filed in May and June, 1994 against the Company and certain of its officers and directors. The settlement, which is subject to the negotiation and execution of a satisfactory Settlement Agreement and Court approval provides for the payment of $450,000, including legal fees, which is partially covered by insurance.

     The Consolidated Statements of Operations for the third quarter fiscal 1995 includes an unusual charge of $5,447,005 for settlement costs, legal fees, and related expenses in connection with these matters.

     In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10 (b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

     During the third quarter of fiscal 1994, the Company incurred unusual charges of $745,663 in connection with warranty claims for products shipped by Vega Precision Laboratories, Inc. prior to the acquisition of Vega by the Company.

Note 7.

     Supplemental cash flow information is as follows:

                                       April 30, 1995        May 1, 1994
                                       --------------        -----------
     Cash paid during the period for:
        Interest                         $ 696,114            $ 721,202
        Income Taxes                       121,809               69,699
                                           =======              =======

 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1995 and July 31, 1994, working capital was approximately $3,610,000 and $5,753,000, respectively, and the ratio of current assets to current liabilities was 1.40 to 1 and 1.56 to 1, respectively.

     As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,146,000 on April 30, 1995, a decrease of $1,368,000 from July 31, 1994. As receivables are collected from shipments on contracts subject to progress payments, these advanced payments are liquidated. The reduction in accounts receivable of approximately $1,253,000 is consistent with the decline in sales volume.

     Net cash provided by investing activities results from the Company's decision to liquidate approximately $6,685,000 of its long-term investments, net of the reinvestment of earnings on its portfolio, and the investment in capital equipment. The proceeds from the sale of investments were used to reduce long-term bank debt and the purchase of treasury stock.

     The Company maintains a revolving credit facility with a bank, secured by certain marketable securities, for an aggregate of $12,000,000 which expires January, 1997. As of April 30, 1995 and July 31, 1994, the Company had borrowings outstanding of $5,415,000 and $11,000,000 respectively. Net cash used in financing activities during the quarter is principally attributable to net payments of the credit facility, and the purchase of treasury stock.

     At April 30, 1995, the Company owned high grade investment securities having a market value of approximately $5,200,000, and cash and cash equivalents of approximately $362,000.

     The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities. The Company intends to borrow $2,000,000 under its credit facility to pay the initial installment of the legal settlement costs in July, 1995. (See Part II, Item 1 - "Legal Proceedings").

RESULTS OF OPERATIONS

Thirteen weeks ended April 30, 1995 and May 1, 1994
- ---------------------------------------------------

     Net sales for the thirteen weeks ended April 30, 1995 decreased by approximately $669,000 or 9% from the comparable period of the prior year due to decreases in flight instrumentation products of approximately $450,000 and decreases in microwave components of approximately $219,000.

     Cost of products sold for the thirteen weeks ended April 30, 1995 increased as a percentage of net sales from 68% in 1994 to 75% in 1995. This increase is attributable to a reduction in higher margin foreign sales of approximately $441,000, and a decrease in absorption of fixed costs due to the lower sales volume.

     Selling and administrative expenses for the thirteen weeks ended April 30, 1995 decreased approximately $530,000 from the comparable period of the prior year, of which $465,000 is attributable to decreased representative fees on foreign sales, and the transfer of $253,000 of legal fees to the unusual item, offset by an increase of $62,000 in employee medical benefits, a provision of $100,000 for customer disputed charges, and $26,000 in other expenses.

     Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $253,000, and related expenses of $308,000. (See Part II, Item 1 - "Legal Proceedings").

     The unusual item in 1994 consists of charges of $745,663 in connection with warranty claims for products shipped by Vega Precision Laboratories, Inc. prior to the acquisition of Vega by the Company.

     Other income (expense) for the thirteen weeks ended April 30, 1995 decreased $701,000 from the comparable prior year period due to a decrease in gains on the sale of certain long-term investments of $672,000 as compared to 1994, and a decrease in dividend and interest income of $132,000, offset by a decrease in interest expense of $103,000.

Thirty-nine weeks ended April 30, 1995 and May 1, 1994
- ------------------------------------------------------

     Net sales for the thirty-nine weeks ended April 30, 1995 decreased by approximately $4,307,000 or 19% from the comparable period of the prior year due to decreases in flight instrumentation products of approximately $2,973,000 and decreases in microwave components of approximately $1,334,000.

     Cost of products sold for the thirty-nine weeks ended April 30, 1995 increased as a percentage of net sales from 65% in 1994 to 76% in 1995. This increase is attributable to a reduction in higher margin foreign sales of approximately $3,803,000, and a decrease in absorption of fixed costs due to the significantly lower sales volume.

     Selling and administrative expenses for the thirty-nine weeks ended April 30, 1995 decreased approximately $2,220,000 from the comparable period of the prior year, of which $1,447,000 is attributable to decreased representative fees on foreign sales, $384,000 to a reduction in personnel and related expenses, the transfer of $829,000 of legal fees to the unusual item, which includes an increase in such fees of $354,000 over 1994 (See Part II, Item 1 - "Legal Proceedings"), and $14,000 in other expenses; offset by a provision of $100,000 for customer disputed charges.

     Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $829,000, and related expenses of $308,000. (See Part II, Item 1 - "Legal Proceedings").

     The unusual item in 1994 consists of charges of $745,663 in connection with warranty claims for products shipped by Vega Precision Laboratories, Inc. prior to the acquisition of Vega by the Company.

     Other income (expense) for the thirty-nine weeks ended April 30, 1995 decreased $1,331,000 from the comparable prior year period due to losses on the sales of certain long-term investments of $467,000 as compared to a gain of $850,000 in 1994, decreased dividend and interest income of $79,000, and a decrease of $140,000 in other income (primarily rental income in 1994); offset by a decrease in interest expense of $206,000.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1 - LEGAL PROCEEDINGS:

     In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company ("the Litton Action") alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants alleged misappropriation of Litton s beacon magnetron drawings. After trial, the jury rendered a verdict on liability against the Company and the other defendants. Prior to a separate, subsequent trial to determine damages, the Company settled the action for the sum of $4,000,000, and agreed to the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons.

     In May and June, 1994, the Company was served respectively, with two Class Action Complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10 (b)-5 thereunder. Another claim was based upon alleged negligence. The claims related to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were consolidated into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a tentative settlement of all claims in consideration for a payment of $450,000 subject to the negotiation and execution of a satisfactory Settlement Agreement and Court approval after notice to Class Members. The parties are negotiating the terms of the Settlement Agreement for submission to the Court.

     In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10 (b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

     In or about March, 1994, the principal selling shareholders of Carlton Industries, Inc. ("Carlton") and its subsidiary, Vega Precision Laboratories, Inc. ("Vega"), as claimants, commenced an arbitration proceeding before the American Arbitration Association in New York City pursuant to the terms of the Stock Purchase Agreement ("Agreement") by which the Company acquired the stock of Carlton and Vega. The claimants principally are seeking to recover damages for the Company's alleged failure to register timely the claimants' shares of the Company's common stock in accordance with the provisions of the Agreement and other breaches of the Agreement. The Company has denied and has contested vigorously the legitimacy of the claimants' claims and has interposed several counterclaims seeking indemnification under the Agreement against the principal selling shareholders, for damages suffered by the Company in an aggregate amount exceeding $1 million as a result of breaches of contractual representations. After several days of hearings, the matter has yet to be determined finally by the Arbitrators.

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

DATE:   June 13, 1995

                             HERLEY INDUSTRIES, INC.
                                AND SUBSIDIARIES
                         -------------------------------

                                   Exhibit 11
                                 --------------


                        COMPUTATION OF PER  SHARE EARNINGS
                        ----------------------------------

                                    Thirteen weeks ended
                                    --------------------
                              April 30, 1995         May 1, 1994
                              --------------         -----------

Net Income (loss)             $(4,758,738)          $   167,394
                                =========            ==========

Weighted average number of
 common shares outstanding      3,565,234             4,284,733
                                =========             =========

Number of shares outstanding    3,615,815             4,278,189
                                =========             =========

Earnings (loss) per common and
  common equivalent share:

     Net income (loss)            $(1.33)               $ .04
                                   =====                =====

                                   Thirty-nine weeks ended
                                   -----------------------
                              April 30, 1995         May 1, 1994
                              -------------         -----------

Net Income (loss)             $(5,056,211)          $ 1,448,171
                                =========             =========

Weighted average number of
  common shares outstanding     3,905,161             4,319,875
                                =========             =========

Number of shares outstanding    3,615,815             4,278,189
                                =========             =========

Earnings (loss) per common and
  common equivalent share:

     Net income (loss)            $(1.29)              $ .34
                                    ====                ====