Form 10-K
period 1995-07-30
HERLEY INDUSTRIES INC /NEW
filed 1995-10-25
CIK 47035

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                         For the fiscal year ended July 30, 1995

                                       OR
    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from ........to ........

                            Commission File No. 0-5411

                              Herley Industries, Inc.
              (Exact name of registrant as specified in its charter)

  Delaware                                                 23-2413500
  State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization                      Identification No.)

  10 Industry Drive, Lancaster, Pennsylvania                      17603
  (Address of Principal Executive Offices )                    (Zip Code)

  Registrant's telephone number, including area code:        (717) 397-2777
                                                             --------------
        Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of Exchange on which registered
        None                                           None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $ .10 par value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Based on the closing sale price of $5.5625 as of October 5, 1995 the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,644,798.

The number of shares outstanding of registrant's common stock, $ .10 par value was 2,802,274 as of October 5, 1995

Documents incorporated by reference:
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                HERLEY INDUSTRIES, INC.
                                   TABLE OF CONTENTS


                                                         Page
PART I
            Item 1     Business                                              1
            Item 2     Properties                                            6
            Item 3     Legal Proceedings                                     7
            Item 4     Submission of Matters to a Vote of Security Holders   7

PART II
            Item 5     Market for Registrant's Common Equity and Related
                          Stockholder Matters                                8
            Item 6     Selected Financial Data                               8
            Item 7     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                9
            Item 8     Financial Statements and Supplementary Data          11
            Item 9     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure               11
PART III
            Item 10    Directors and Executive Officers of the Registrant   11
            Item 11    Executive Compensation                               11
            Item 12    Security Ownership of Certain Beneficial
                          Owners and Management                             11
            Item 13    Certain Relationships and Related Transactions       11

PART IV
            Item 14    Exhibits, Financial Statement Schedules and Reports
                       on Form 8K                                           12

SIGNATURES                                                                  13

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                   F-1

PART I

Item 1.  Business

Herley Industries, Inc. ("Herley" or the "Company") principally designs, manufactures and sells flight instrumentation products, primarily to aerospace companies, the U.S. government, and several foreign governments. One of the Company's main products is a variety of transponders which are used to enhance radar signals to accurately track the flight of space launch vehicles and aircraft.

The transponders are used in conjunction with target command and control systems, also manufactured by the Company, in the training of troops and the testing of weapons. These command and control systems are housed in shelters on training and testing ranges in the U. S. and in foreign countries. The Company has an established base of approximately 100 command and control systems installed around the world. These command and control systems are both shelter mounted and portable radar units. Herley also manufactures microwave devices used in its flight instrumentation products and in connection with the radar and defense electronic systems on tactical fighter aircraft.

Since its inception in 1965, the Company has designed and manufactured microwave devices for use on various tactical military programs. In June 1986 the Company acquired a small engineering company engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June of 1993, the Company acquired Vega Precision Laboratories, Inc. ("Vega") of Vienna, Virginia, and moved the operations to Lancaster, Pennsylvania in October, 1993. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command and Control (MAGIC2) systems. In July, 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems.

With these recent acquisitions, the Company has reorganized into three operating facilities; HERLEY-VEGA SYSTEMS ("HVS"), operating in Lancaster, Pennsylvania; HERLEY-MDI ("MDI") operating in Woburn, Massachusetts, and Stewart Warner Electronics Co. ("SWE") operating in Chicago, Illinois.

The Company manufactures flight instrumentation products, encompassing transponder products and command and control systems; and microwave products including microwave integrated circuits ("MIC's"), receiver-protectors, and magnetrons. Revenues from flight instrumentation products accounted for approximately 58%, 62% and 46%, and revenues from microwave products accounted for approximately 42%, 38% and 54%, of net revenues from continuing operations for the fiscal years 1995, 1994 and 1993 respectively.

Herley's business strategy is to expand its product line by acquisition and by designing and manufacturing other flight instrumentation products for sale to the Company's existing domestic customers. In addition, the Company due to its broad product line, will seek to expand its foreign business. These major products include transponders, flight termination receivers, telemetry systems and telemetry data encoders. The Company believes that significant growth potential for the sale of flight instrumentation products to the space launch industry has been created by changes in government space policy, enabling private industry to launch satellites, and new technologies providing for broader use of satellites.

Products

The Company manufactures and sells transponders, microwave devices, command and control systems, and other related products, in one industry segment, military electronics. The Company's business is not considered to be seasonal in nature.

Transponders

The Company manufactures a variety of transponders, including range safety, identification friend or foe (IFF), command and control, and scoring systems.

Transponders are small electronic systems consisting of a transmitter, sensitive receiver and internal signal processing equipment. These electronic boxes are comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. The transponder receives signals from radars, changes and amplifies the frequency of the signals, and sends back a reply on a different frequency and signal level. This reply will be a strong signal, free of noise, upon which the tracking radar can "lock." The transponder is generally placed upon the booster stage of a space launch vehicle, a missile being tested, a target at which a missile is being directed, or another unmanned or remotely piloted vehicle being operated and/or tested. Frequently, transponders are destroyed in the process of a test or space launch. The transponder provides "enhancement" or "augmentation" to the radar return, which is superior to the weak noise-filled echo produced by the skin reflection of the target. Certain transponders also provide communication with the vehicle in which the transponder is installed.

In range safety applications, transponders enable accurate tracking of the vehicle so that its position and direction are known throughout its flight. In the case of several defense and commercial space launch vehicles (i.e., Delta, Atlas, Titan and Pegasus), the Herley transponder is tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit. The use of the transponder is far more effective than simple skin tracking, particularly under adverse weather conditions after the launch.

Identification friend or foe (IFF) transponders, which are used in conjunction with the FAA Air Traffic Control System, enable ground controllers to identify the unmanned targets, drones and cruise missiles on which these units fly. The transponders on board these vehicles reply to the ground interrogation with a unique signature response which both identifies the vehicle as unmanned and provides the means to track it. The ground controller can then ensure that commercial and private aircraft are vectored away from the flight path of the unmanned vehicle and kept at safe separations from it.

Command and control transponders provide the link through the telemetry system for relaying ground signals to direct the vehicle's flight. The uplink from the ground control station, a series of coded pulse groups, carries the signals which command the flight control guidance system of the vehicle. The downlink to the ground provides both tracking signals for range safety, as well as acknowledgment and status of the uplink commands and their implementation in the vehicle. The transponder is therefore the means to fly the vehicle.

Scoring systems are mounted on both airborne and sea targets. Scoring systems enable test and evaluation engineers to determine the "miss-distance" between a projectile and the target at which it has been launched.


Command And Control Systems (C2S)

For over thirty years, Vega Precision Laboratories, (now part of HERLEY-VEGA SYSTEMS ("HVS") in Lancaster, Pennsylvania) has been a leader in the radar enhancement field. HERLEY-VEGA command and control systems have been used to remotely fly a large variety of unmanned aerial vehicles, typically missiles or aircraft used as target drones or Remote Piloted Vehicles (RPV's), and some surface targets. Operations have been conducted by many users on the open ocean, remote land masses, and instrumented test and training ranges. HERLEY-VEGA command/control systems are currently in service throughout the world, making HVS a primary supplier after three decades of experience and C2S specialization. The HERLEY-VEGA pulse-positioned-coded (PPC) concept enables the use of standard radar technology to track and control unmanned vehicles. Using the radar beacon mode, PPC pulse groups are transmitted and received for transfer of command and telemetry data while employing the location precision and advantages of radar techniques.

Command and control systems permit a ground operation to fly a target or an Unmanned Airborne Vehicle (UAV) through a pre-planned mission. That mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its C2 station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft. Many foreign governments that maintain armed forces are users of HVS C2 S.

A multi-million dollar development effort by Vega Precision Laboratories has resulted in the introduction of a new line of Target Tracking Control Systems
(TTCS), the 6104 series. This new system technology centers largely around a multiple processor design, which provides improved operator control, system signal conditioning, high resolution graphics displays, resident software driven built-in-test, and enhanced system versatility.

The new HERLEY-VEGA Model 6104 TTCS is a highly flexible design which can be field configured within minutes to fly or control any selected vehicle for which it is equipped. The system is delivered with the necessary command panels and graphics display software to operate with a large variety of vehicles. A basic TTCS configuration is normally supplied with a standard HERLEY-VEGA command panel and the software peculiar to one vehicle. Telemetry display software is embedded for the specified vehicle, and a magnetic hard disk drive is supplied with a mission map set prepared in accordance with a customer-supplied detailed map of the area.

With the 1994 acquisition of the MAGIC2 systems, HVS has significantly increased the selection of command and control ("C2") systems it offers. The 6104 TTCS unit is a reliable line of sight C2 system with a large installed base of equipments worldwide. HVS engineers and marketeers are now able to offer the MAGIC2 system as a supplement to this installed base of equipment. The MAGIC2 affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The increasing interest by the U. S. Navy as well as foreign navies in littoral warfare scenarios can be ideally met by the use of the MAGIC2 system.

In today's military world, surveillance of one's neighbors using UAV's, RPV's, or drones has become a standard operational discipline. A key advantage of the use of a UAV is that in the event of an accident or if the vehicle is shot down, the user is not faced with a hostage problem. These inexpensive drones are controlled in their flight by a HERLEY-VEGA shelter C2S, which is mounted in a trailer that may be moved from place to place by helicopter or truck. HERLEY-VEGA also supplies portable command and control systems that are mounted on tripods that can be easily transported by an operational team. The portable units permit ready deployment in rugged terrain and may also be used on shipboard during open ocean exercises.

Microwave Devices

Herley manufactures solid state microwave devices in both Lancaster, Pennsylvania and in Woburn, Massachusetts for use in its transponders and for use in existing long-term military programs both as part of new production and for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

In Woburn, HERLEY-MDI designs and manufactures complex MIC's, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. MIC's manufactured by MDI are employed in almost all defense electronics military systems as well as in missile programs.

A growing part of MDI's business is the production of receiver protector devices. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar. With the contraction of the defense business, only two domestic primary producers of receiver protectors remain - HERLEY-MDI and Varian, Inc.

In Chicago, Stewart Warner Electronics Co. designs and manufactures high frequency radio and IFF interrogators. The high frequency communications equipment is used extensively by the U S. Navy as well as by foreign navies that conduct joint military exercises with the U. S. Navy.

The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries.

Government Contracts

A substantial part of the Company's sales are made to U.S. government agencies or prime contractors or subcontractors on military or aerospace programs.

Government contracts are awarded either on a competitive bid basis or on a negotiated sole source procurement basis. Contracts awarded on a bid basis involve several competitors bidding on the same program with the contract being awarded based upon price and ability to perform. Negotiated sole source procurement is utilized if the Company is deemed by the customer to have developed proprietary equipment not available from other parties or where there is a very stringent delivery schedule.

All of the Company's government contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based upon work completed.

Marketing and Distribution

The Company's marketing approach is to determine customer requirements in the early stages of a program. Marketing and engineering personnel work directly with the customer's engineering group to develop product specifications. The Company receives its awards based upon an evaluation of a number of factors including technical ranking, price, overall capability and past performance. Follow-up contracts on the same program are normally negotiated with customers rather than being subject to a competitive bidding process.

Backlog

The Company's backlog of firm orders was approximately $24,975,000 on July 30, 1995 ($17,754,000 in domestic orders and $7,221,000 in foreign orders) as compared to approximately $20,400,000 on July 31, 1994 ($15,600,000 in domestic orders and $4,800,000 in foreign orders). Approximately $20,271,000 of the backlog is expected to be shipped during the fiscal year ending July 28, 1996.

Manufacturing, Assembly and Testing

Flight instrumentation devices manufactured by the Company for military and space launch applications are subject to stringent testing procedures based upon customer requests. All of such testing is performed by the Company at its Lancaster facility.

All electronic parts are procured in controlled lots which are subjected to extensive physical inspection and screening at Herley before use in products. Physical inspection requires the use of high power microscopes and laser scanned optical comparators, which match the characteristics of the part under inspection to previously stored images.

The testing of high reliability space equipment is performed by complex computer-controlled consoles which take measurements that continuously monitor and analyze operating parameters. Flight instrumentation products are tested over their full operating temperature range, after which the equipment is evaluated under combined vibration and temperature cycling. For initial design qualification, this testing may extend for several months and includes evaluation of electromagnetic interference behavior (EMI), ability to survive pyrotechnic shock (simulating explosive charge detonation for space vehicle stage separation) and the combined effects of external vacuum with heating and cooling.

Electronic components and other raw materials used in the Company's products are purchased by the Company from a large number of suppliers and all of such materials are readily available from alternate sources.

The Company does not maintain any significant level of finished products inventory. Raw materials are generally purchased for specific contracts and common components are purchased for stock based on the Company's firm fixed backlog.

There are no significant environmental control procedures required concerning the discharge of materials into the environment that would require the Company to invest in any significant capital equipment or that would have a material effect on the earnings of the Company or its competitive position.

Product Development

The Company believes that its growth depends on its ability to constantly renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities rather than pure research. Several of the Company's officers and engineers have been involved at various times and in varying degrees in these activities. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $970,000, $1,367,000, and $1,160,000 in fiscal 1995, 1994, and 1993, respectively.

Competition

The flight instrumentation products which the Company manufactures are subject to varied competition dependent on the product and market serviced. Competition is generally based upon technology, design, price and past performance. Many of Herley's competitors are larger and may have greater financial resources than the Company. Competitors include Aydin Corporation, Motorola, Inc., Microsystems, Inc, and AMP, Inc. Competition in follow-on procurements is generally limited after an initial award unless the original supplier has had performance problems.

Employees

As of October 1, 1995, the Company employed 218 full-time persons. A total of 144 employees were engaged in manufacturing, 34 in engineering, 18 in marketing, contract administration and field services and the balance in general and administrative functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including an incentive stock option plan and a management stock bonus plan.


Recent Acquisition

In July 1995, the Company entered into an agreement effective as of the close of business June 30, 1995, to acquire certain assets (consisting principally of inventories and trade receivables) and the business (including all duties and obligations under contracts assumed) of Stewart Warner Electronics Corporation ("SWE"), a Delaware corporation. The transaction, which closed on July 28, 1995, provided for the payment of $250,000 in cash and the assumption of approximately $915,000 in liabilities consisting of trade payables, accruals, and current estimates of warranty obligations. This transaction has been accounted for by the purchase method. The operations of SWE were not material in fiscal 1995.

Item 2.  Properties

The Company's operations are conducted at the following facilities:

                                                                 Area     Owned
                                                               Occupied    or
Location                    Purpose of Facility                (sq. ft)  Leased
--------                    -------------------                --------  ------
Lancaster, PA (1)  Production, engineering, administrative      71,200    Owned
                   and executive offices

Woburn, MA         Production, engineering and administration   60,000    Owned
---------------------------
     (1) The Company's executive offices occupy approximately 4,000 sq. ft. of space at this facility with engineering and administrative offices occupying 10,000 sq. ft. each. The Company believes that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company (the "Litton Action") alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants' alleged misappropriation of Litton's beacon magnetron drawings. In a jury trial which ended April 3, 1995, a verdict on liability was rendered against the Company and the other defendants. Prior to a separate, subsequent trial to determine damages, the Company settled the action on April 12, 1995 for the sum of $4,000,000, and agreed to the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons. The settlement provides for two equal payments of $2,000,000 each without interest, the first of which was due in July, 1995, and the second is due in July, 1996.

In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were combined into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a tentative settlement of all claims in consideration for a payment of $450,000 subject to the negotiation and execution of a satisfactory Settlement Agreement and Court approval after notice to Class Members. The parties are negotiating the terms of the Settlement Agreement for submission to the Court.

In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

In or about March, 1994, the principal selling shareholders of Carlton Industries, Inc. ("Carlton") and its subsidiary, Vega Precision Laboratories, Inc. ("Vega"), as claimants, commenced an arbitration proceeding before the American Arbitration Association in New York City pursuant to the terms of the Stock Purchase Agreement ("Agreement") by which the Company acquired the stock of Carlton and Vega. The claimants principally are seeking to recover damages for the Company's alleged failure to register timely the claimants' shares of the Company's common stock in accordance with the provisions of the Agreement and other breaches of the Agreement. The Company has denied and has contested vigorously the legitimacy of the claimants' claims and has interposed several counterclaims seeking indemnification under the Agreement against the principal selling shareholders, for damages suffered by the Company in an aggregate amount exceeding $1 million as a result of breaches of contractual representations. Hearings have been closed and final briefs were submitted.
The matter has yet to be determined by the Arbitrators.

There is no certainty as to the outcome of the above unresolved matters. However, in the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders
          Matters

(a) The Company's Common Stock is traded in the over-the-counter National Market System under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by NASDAQ National Market System for the Company's Common Stock for the periods indicated. Common Stock
                                                           High             Low
     Fiscal Year 1994
          First Quarter...........................       8                6
          Second Quarter..........................       8                6
          Third Quarter ..........................       7-1/2            4-3/4
          Fourth Quarter .........................       5-1/8            3-1/2

     Fiscal Year 1995
          First Quarter...........................       5-1/2            3-5/8
          Second Quarter..........................       4-1/8            2-9/16
          Third Quarter ..........................       3-13/16          1-3/4
          Fourth Quarter .........................       5-5/8            3-3/16

          The closing price on October 5, 1995 was $5.5625.

(b) As of October 5, 1995, there were 394 record holders of the Company's Common Stock.
(c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two years.

Item 6.  Selected Financial Data

                                                                52 Weeks ended
                                                   ----------------------------------------         Year ended
                                               July 30,       July 31,    August 1,    August 2,     July 31,
                                                 1995          1994         1993         1992          1991
                                              ----------    ----------   ----------   ----------    ----------
Net Revenues                               $   24,450,267    30,508,211   21,334,985   14,880,260    12,255,988
Earnings (loss) from continuing operations $   (4,890,166)    1,861,429    1,391,098    2,495,960     1,272,251
Earnings (loss) from
     discontinued operation                $     -             -          (2,463,642)    (261,577)    (259,095)
Cumulative effect of
      accounting change                    $     -             -           2,081,028      -            -

Net Income (loss)                          $   (4,890,166)    1,861,429    1,008,484    2,234,383     1,013,156
Earnings (loss) per common
     and common equivalent share:
Continuing operations                      $        (1.31)          .44          .35          .73          .41
Discontinued operations                               -             -           (.62)        (.07)        (.08)
Change in accounting                                  -             -            .53          -            -
                                            --------------  -----------  -----------  -----------  -----------
Net Income (loss)                          $        (1.31)          .44          .26          .66          .33
                                            ==============  ===========  ===========  ===========  ===========

Earnings per Common Share
   assuming full dilution                                                                            $     .32
                                                                                                      ========

Total Assets                               $    42,229,282   53,752,454   58,813,878   31,972,809   18,174,267

Total Current Liabilities                  $     9,973,866   10,217,598    14,369,213   3,116,177    3,689,932
Long-Term Debt
     net of current portion                $    10,525,000   14,822,834    14,054,128   4,270,000    5,194,445

Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Liquidity and Capital Resources

As of July 30, 1995 and July 31, 1994, working capital was approximately $5,479,000 and $5,753,000, respectively, and the ratio of current assets to current liabilities was 1.55 to 1 and 1.56 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,477,000 in 1995, a decrease of $1,037,000 from 1994.

Net cash provided from investing activities in 1995 results from the liquidation of $8,105,000 of the Company's marketable securities. The Company used the proceeds from the sales of securities to pay down $6,000,000 of its long term bank debt, and $2,105,000 for the purchase of treasury stock.

Net cash used in investing activities in 1994 of approximately $1,432,000 primarily represents the Company's investment in capital equipment and reinvestment of earnings on long-term investments. In 1993, additional investments were made in marketable securities of $1,300,000, and in the acquisition of a business of approximately $5,700,000. (See Note B)

The Company maintains a revolving credit facility with a bank, secured by marketable securities, which was amended subsequent to year end, for an aggregate of $9,000,000 which expires January 31, 1998. As of July 30, 1995 and July 31, 1994, the company had borrowings outstanding of $7,000,000 and $11,000,000, respectively. Net cash provided by financing activities in 1994 is principally attributable to borrowings under the credit facility.

The Company paid $2,000,000 to Litton Systems, Inc. Electron Devices Division in connection with the settlement of an action brought against the Company in April, 1992. (See Note H, Litigation ) The Company borrowed the funds under its credit facility to satisfy this obligation. The final installment of $2,000,000 under the settlement is due in July, 1996. The credit facility may also be utilized to fund this payment.

The Company acquired 1,194,701 shares of its outstanding common stock for $4,732,000 through open market purchases and the buy back of shares from former stockholders of Carlton Industries, Inc.

At July 30, 1995, the Company owned high grade investment securities having a market value of approximately $4,115,000, and cash and cash equivalents of approximately $273,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Results of Operations

     Fiscal 1995 Compared to Fiscal 1994

Net sales from continuing operations for the 52 weeks ended July 30, 1995 were approximately $24,450,000 compared to $30,508,000 for fiscal 1994. The sales decrease of $6,058,000 (20%) is attributable to a decrease of approximately $4,699,000 in flight instrumentation products and $1,359,000 in microwave components.

Gross profit decreased for the 52 weeks ended July 30, 1995 as compared to the prior year from 35.7% in 1994 to 25.9% in 1995 due to the decrease of $3,983,000 in higher margin foreign sales from $7,891,000 in 1994 to $3,908,000 in 1995, as well as a decrease in absorption of fixed costs due to the significantly lower sales volume.

Selling and administrative expenses for the 52 weeks ended July 30, 1995 were $5,072,000 compared to $7,743,000 for fiscal 1994, a decrease of $2,671,000 of which $1,794,000 is attributable to decreased representative fees on foreign sales, and $315,000 to a reduction in personnel and related expenses; offset by a provision of $150,000 for customer disputed charges, and an increase in employee medical benefits of $122,000.

Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $829,000, and related expenses of $308,000. (See Part I, Item 3 - "Legal Proceedings")

During the fiscal year ended July 31, 1994, the Company incurred unusual charges of $745,663 in excess of reserves in connection with warranty claims for products shipped by Vega Precision Laboratories, Inc. prior to its acquisition by the Company. These claims were resolved during the 1994 fiscal year.

Other income (expense) for the 52 weeks ended July 30, 1995 decreased $842,000 from the prior year due to net losses on the sales of certain long-term investments of $356,000 as compared to gains of $524,000 in 1994, decreased dividend and interest income of $182,000, and a decrease of $156,000 in other income (primarily rental income in 1994); offset by a decrease in interest expense of $375,000.

No income tax benefit has been recorded in 1995. A valuation allowance has been provided relating to that portion of net operating loss carryforwards which management believes may expire unutilized.

     Fiscal 1994 Compared to Fiscal 1993

Net sales from continuing operations for the 52 weeks ended July 31, 1994 were approximately $30,508,000 compared to $21,335,000 for fiscal 1993. The sales increase of $9,173,000 (43%) resulted primarily from sales through Vega Precision Laboratories, Inc. acquired in June, 1993.

Gross profit increased for the 52 weeks ended July 31, 1994 as compared to the prior year from 29.1% in 1993 to 35.7% in 1994 due to the increase in sales volume, higher margins on foreign sales which were $7,891,000 in 1994, and reduction in overhead costs.

Selling and administrative expenses for the 52 weeks ended July 31, 1994 were $7,743,000 compared to $4,909,000 for fiscal 1993 an increase of $2,834,000 of which $2,118,000 is attributable to the operations of Vega (including representative fees of approximately $1,339,000 on foreign sales) and $298,000 attributable to an increase in legal fees primarily in connection with the Litton litigation (see Part I, Item 3 - "Legal Proceedings").

Investment income increased approximately $193,000, including net gains on sales of marketable securities and other investments, and increased interest income. Other income of $156,000 is primarily from sub-leases of facilities formerly occupied by Vega. The lease and sub-leases of this facility were terminated in December, 1993.

Interest expense increased due to the increase in average borrowings during the year as well as an increase in the weighted average interest rate.

The loss from discontinued operations of $88,000, and the loss on disposal of $2,376,000 in fiscal 1993 results from the decision by the Company to sell its Marine Products Division.

During the second quarter of fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) retroactive to August 3, 1992. As the result of adopting SFAS 109 the Company recognized a benefit of $2,081,000 ($.53 per common share) which is reflected in the statements of operations as the cumulative effect of a change in accounting.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in December 1995, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended July 30, 1995.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

  3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160)
  3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160)
  4.1 Convertible Note issued to certain officers and directors, including Form of Warrant (Exhibit 4.1 of Annual Report on Form 10-K for the fiscal year ended July 31, 1989)
 10.1 Incentive Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 2-87160)
 10.2 Restricted Management Stock Bonus Plan (Exhibit 10(b) of Form S-1 Registration Statement No. 2-87160)
 10.3 (a) Employment Agreement with Lee N. Blatt as modified, (Exhibit 10 of Report on Form 8-K dated June 11, 1984 and Exhibit 10 of Report on Form 8-K dated May 19, 1988)
        (b) Modification Agreement to Employment Agreement with Lee N. Blatt dated February 1, 1990 and July 31, 1990, (Exhibit 10.3(b) of Annual Report on Form 10-K for the fiscal year ended July 31, 1990)
        (c) Modification Agreement to Employment Agreement with Lee N. Blatt dated as of April 1, 1992, Exhibit 10.4(c) of Annual Report on Form 10-K for the fiscal year ended August 2, 1992)
        (d) Modification Agreement to Employment Agreement with Lee N. Blatt dated November 30, 1992,(Exhibit 10(a) of Report on Form 8-K dated November 30, 1992)
 10.4   (a) Employment Agreement with Myron Levy (Exhibit 10 of Report on Form
            8-K dated October 6, 1988)
        (b) Modification Agreement to Employment Agreement with Myron Levy dated February 1, 1990, (Exhibit 10.4(b) of Annual Report on Form 10-K for the fiscal year ended July 31, 1990)
        (c) Modification Agreement to Employment Agreement with Myron Levy dated as of April 1, 1992, (Exhibit 10.4(c) of Annual Report on Form 10-K for the fiscal year ended August 2, 1992)
        (d) Modification Agreement to Employment Agreement with Myron Levy dated November 30, 1992, (Exhibit 10(c) of Report on Form 8-K dated November 30, 1992)
 10.5   (a) Employment Agreement with Gerald I. Klein dated April 1, 1990,
            (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 31, 1990)
        (b) Employment Agreement with Gerald I. Klein dated January 1, 1992,
            (Exhibit 10.7 of Form   S-2 Registration Statement No. 33-44959)
        (c) Modification Agreement to Employment Agreement with Gerald I. Klein dated November 30, 1992, (Exhibit 10(b) of Report on Form 8-K dated November 30, 1992)
 10.6 Loan Agreement between Registrant and Allstate Municipal Income Opportunities Trust (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 31, 1989)
 10.7 Asset Purchase Agreement dated as of September 1, 1992 between Micro-Dynamics, Inc. and Herley Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated October 22, 1992).
 10.8 Stock Purchase Agreement dated as of June 1, 1993 between Herley Industries, Inc., Herley Interim Corp., Milton C. Barnard,
            Edward M. Webber, Marvin Adler and Carlton Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated June 18, 1993).

(b)  Financial Statements

     See Index to Consolidated Financial Statements and Schedules at Page F-1.

(c)  Reports on Form 8-K

     None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17 day of October, 1995.

                                       HERLEY  INDUSTRIES,  INC.

                                       By:          /S/  Lee N. Blatt
                                          -----------------------------------
                                          Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 17, 1995 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                         Chairman of the Board
   ---------------------                         (Principal Executive Officer)
        Lee N. Blatt

By:    /S/  Myron Levy                            President and Director
   ---------------------
         Myron Levy

By:    /S/  Gerald I. Klein                       Chief Technical Officer and
   ------------------------                          Director
       Gerald I. Klein

By:    /S/  Anello C. Garefino                    Vice President Finance,
   ---------------------------                    CFO, Treasurer
       Anello C. Garefino                         (Principal Financial Officer)

By:    /S/  David H. Lieberman                    Director
   ---------------------------
       David H. Lieberman

By:    /S/  Thomas J. Allshouse                   Director
   ----------------------------
       Thomas J. Allshouse

By:    /S/  Richard J. Blakinger                  Director
   -----------------------------
       Richard J. Blakinger

By:    /S/  John A. Thonet                        Director
   -----------------------
        John A.  Thonet

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS................................    F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, July 30, 1995 and  July 31, 1994..........    F-4

  Consolidated Statements of Operations for the 52 Weeks Ended
     July 30, 1995, July 31, 1994 and August 1, 1993.....................    F-5

  Consolidated Statements of Shareholders' Equity for the 52 Weeks
     Ended July 30, 1995, July 31, 1994 and August 1, 1993...............    F-6

  Consolidated Statements of Cash Flows for the 52 Weeks Ended
     July 30, 1995, July 31, 1994 and August 1, 1993.....................    F-7

  Notes to Consolidated Financial Statements.............................    F-8



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.


We  have  audited  the  accompanying   consolidated   balance  sheet  of  Herley
Industries, Inc. and Subsidiaries as of July 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the 52 weeks ended July 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of July 31,1994 and for the 52 weeks ended July 31, 1994 and August 1, 1993, were audited by other auditors whose report dated October 13, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 30, 1995, and the consolidated results of their operations and cash flows for the 52 weeks ended July 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective August 3, 1992 Herley Industries, Inc. adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes.


                                                     ARTHUR ANDERSEN LLP



Lancaster, PA
October 23, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.

We  have  audited  the  accompanying   consolidated   balance  sheet  of  Herley
Industries, Inc. and Subsidiaries as of July 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the 52 weeks ended July 31, 1994 and August 1, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 31, 1994 and the consolidated results of their operations and their consolidated cash flows for the 52 weeks ended July 31, 1994 and August 1, 1993 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective August 3, 1992 Herley Industries, Inc. adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes.



                                            WOLINETZ, GOTTLIEB & LAFAZAN, P. C.

Rockville Centre, New York
October 13, 1994

                                           HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                      July 30,           July 31,
                                                                                        1995               1994
                                                                                   ---------------    ---------------
                          ASSETS
Current Assets:
         Cash and cash equivalents                                               $        272,755   $        539,729
         Accounts receivable                                                            4,679,917          4,940,304
         Other receivables                                                                163,402            300,037
         Inventories                                                                    9,330,053          9,938,190
         Prepaid expenses and other                                                     1,006,503            252,666
                                                                                   ---------------    ---------------
                                   Total Current Assets                                15,452,630         15,970,926
Property, Plant and Equipment, net                                                     13,775,710         15,542,245
Intangibles, net of amortization of $589,550 in 1995
         and $317,450 in 1994                                                           4,852,336          5,124,436
Available-for-sale Securities                                                           4,114,614         11,895,084
Other Investments                                                                       3,727,506          3,727,506
Note Receivable                                                                          -                 1,000,000
Other Assets                                                                              306,486            492,257
                                                                                   ===============    ===============
                                                                                 $     42,229,282   $     53,752,454
                                                                                   ===============    ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                       $        357,078   $        552,311
         Accounts payable and accrued expenses                                          7,644,148          6,489,039
         Reserve for contract losses                                                      496,000            500,000
         Advance payments on contracts                                                  1,476,640          2,513,705
         Income taxes payable                                                            -                   162,543
                                                                                   ---------------    ---------------
                                   Total Current Liabilities                            9,973,866         10,217,598
Long-term Debt                                                                         10,525,000         14,822,834
Deferred Income Taxes                                                                   1,282,179            430,884
Excess of fair value of net assets of
         business acquired over cost                                                    1,460,500           -
                                                                                   ---------------    ---------------
                                                                                       23,241,545         25,471,316
                                                                                   ---------------    ---------------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           10,000,000 shares; issued 3,015,988 in 1995
           and 4,278,189 in 1994                                                          301,599            427,819
         Additional paid-in capital                                                    13,040,622         17,989,374
         Retained earnings                                                              5,620,516         10,510,682
                                                                                   ---------------    ---------------
                                                                                       18,962,737         28,927,875
   Less:
         Unrealized (gain) loss on available-for-sale securities                          (25,000)           201,117
         Treasury stock, at cost, 102,500 shares in 1994                                 -                   445,620

                                                                                   ---------------    ---------------
                                   Total Shareholders' Equity                          18,987,737         28,281,138

                                                                                   ===============    ===============
                                                                                 $     42,229,282   $     53,752,454
                                                                                   ===============    ===============

         The accompanying notes are an integral part of these financial statements.

                                           HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 52 weeks ended
                                                                    ----------------------------------------
                                                                July 30,           July 31,           August 1,
                                                                  1995               1994               1993
                                                              --------------     --------------     --------------
Net sales                                                   $    24,450,267    $    30,508,211    $    21,334,985
                                                              --------------     --------------     --------------

Cost and expenses:
      Cost of products sold                                      18,117,874         19,624,788         15,129,253
      Selling and administrative expenses                         5,071,840          7,743,059          4,908,761
      Unusual items                                               5,447,005            745,663            -
                                                              --------------     --------------     --------------
                                                                 28,636,719         28,113,510         20,038,014
                                                              --------------     --------------     --------------

           Operating income (loss)                              (4,186,452)          2,394,701          1,296,971
                                                              --------------     --------------     --------------

Other income (expense):
      Net gain (loss) on sale of marketable
           securities and other investments                       (355,709)            523,612            378,925
      Dividend and interest income                                  617,645            799,478            751,463
      Other income                                                  -                  155,996            -
      Interest expense                                             (961,650)        (1,336,358)          (598,761)
                                                              --------------     --------------     --------------
                                                                   (699,714)           142,728            531,627
                                                              --------------     --------------     --------------

           Income (loss) from continuing operations
             before income taxes and cumulative
             effect of accounting change                         (4,886,166)         2,537,429          1,828,598
Provision for income taxes                                            4,000            676,000            437,500
                                                              --------------     --------------     --------------

           Income (loss) from continuing operations
             before cumulative effect of
             accounting change                                   (4,890,166)         1,861,429          1,391,098
                                                              --------------     --------------     --------------

Discontinued operations:
      (Loss) from operations of
           discontinued division net of
           applicable income taxes                                  -                  -                  (87,833)
      (Loss) on disposal of discontinued
           division net of applicable income
           taxes                                                    -                  -               (2,375,809)
                                                              --------------     --------------     --------------
                                                                    -                  -               (2,463,642)
                                                              --------------     --------------     --------------
Cumulative effect of change in accounting
      for income taxes                                              -                  -                2,081,028

                                                              ==============     ==============     ==============
           Net income (loss)                                 $   (4,890,166)    $    1,861,429    $     1,008,484
                                                              ==============     ==============     ==============

Earnings (loss) per common and common equivalent share:
           Continuing operations                             $        (1.31)    $          .44    $           .35
           Discontinued operations                                     -                   -                 (.62)
           Change in accounting                                        -                   -                  .53
                                                              --------------     --------------     --------------
      Net income (loss)                                      $        (1.31)    $          .44    $           .26
                                                              ==============     ==============     ==============


Weighted average number of common and
      common equivalent shares outstanding                        3,734,151          4,276,422          3,942,104
                                                              ==============     ==============     ==============



      The accompanying notes are an integral part of these financial statements.

                                                             HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  52 weeks ended July 30, 1995, July 31, 1994 and August 1, 1993

                                                                                   Unrealized
                                                                                   Gain (Loss)
                                                         Additional               on Available-
                                     Common Stock         Paid-in      Retained     for-sale     Treasury    Unearned
                                  Shares      Amount      Capital      Earnings    Securities      Stock   Compensation    Total
                                  ------      ------      -------      --------    ----------      -----   ------------    -----
Balance at August 2, 1992       3,852,057  $   385,206   15,469,633    7,640,769       --        (532,375)     (50,000) $22,913,233

Net income for the year                                                1,008,484                                          1,008,484
Decrease in market value
of non-current
marketable securities                                                                 (60,610)                              (60,610)
Issuance of common stock
in connection with
businesses acquired               485,000       48,500    3,377,125                                                       3,425,625
Vested portion of
unearned compensation                                                                                           50,000       50,000
Exercise of stock options          24,000        2,400       54,720                                                          57,120
Purchase of 20,868 shares
of treasury stock                                                                                (211,836)                 (211,836)
Retirement of 87,868 shares
of treasury stock                 (87,868)      (8,787)    (735,424)                              744,211                    --

                                ---------   ----------   ----------   ----------     --------    ---------    ---------  -----------
Balance at August 1, 1993       4,273,189  $   427,319   18,166,054    8,649,253      (60,610)      --           --     $27,182,016

Net income for the year                                                1,861,429                                          1,861,429
Decrease in market value
of non-current
marketable securities                                                                (140,507)                             (140,507)
Cancellation of common stock
in connection with
business acquired                 (35,000)      (3,500)    (272,125)                                                       (275,625)
Common stock issued
as compensation                     1,000          100        6,525                                                           6,625
Exercise of stock options          39,000        3,900       88,920                                                          92,820
Purchase of 102,500 shares
of treasury stock                                                                                (445,620)                 (445,620)

                                ---------   ----------   ----------   ----------     --------    ---------    ---------  -----------
Balance at July 31, 1994        4,278,189  $   427,819   17,989,374   10,510,682     (201,117)   (445,620)       --     $28,281,138

Net (loss) for the year                                               (4,890,166)                                        (4,890,166)
Issuance of common stock           35,000        3,500       99,313                                                         102,813
Unrealized gain on
available-for-sale
securities                                                                            226,117                               226,117
Purchase of 1,194,701 shares
of treasury stock                                                                              (4,732,165)               (4,732,165)
Retirement of 1,297,201 shares
of treasury stock              (1,297,201)    (129,720)  (5,048,065)                            5,177,785                    --

                                ---------   ----------   ----------   ----------    ---------   ----------    ---------  -----------
Balance at July 30, 1995        3,015,988  $   301,599   13,040,622    5,620,516       25,000       --           --     $18,987,737
                                =========   ==========   ==========   ==========    =========   ==========    =========  ===========



The accompanying notes are an integral part of these financial statements.

                                                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               52 weeks ended
                                                                                   --------------------------------------
                                                                                     July 30,      July 31,      August 1,
                                                                                       1995          1994          1993
                                                                                    ----------    ----------    ----------
Cash flows from operating activities:
      Income (loss) from continuing operations before
         cumulative effect of accounting change                                  $ (4,890,166) $  1,861,429  $  1,391,098
                                                                                    ---------     ---------     ---------
      Adjustments to reconcile income (loss) from continuing  operations  before cumulative  effect  of  accounting  change  to  net  cash  provided  by operating activities:
           Depreciation and amortization                                            2,116,233     2,085,245     1,377,887
           (Gain) loss on sale of marketable securities                               355,709      (595,334)     (378,925)
           Decrease (increase) in deferred tax assets *                               596,055      (421,215)      130,313
           Increase in deferred tax liabilities *                                     255,240       623,522       107,187
           Common stock issued as compensation                                           --           6,625        50,000
           Unrealized loss on securities                                                 --          71,721          --
           Unusual item                                                             5,447,005          --            --
           Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                          1,285,694      (645,786)    4,703,190
                Decrease (increase) in other receivables                              136,635        69,584       863,137
                Decrease (increase) in inventories                                  2,208,137     1,260,010    (1,053,275)
                Decrease (increase) in prepaid expenses and other                    (753,838)    1,198,343      (657,586)
                Increase (decrease) in accounts payable and accrued expenses       (3,879,974)   (1,604,711)       60,380
                (Decrease) in reserve for contract losses                              (4,000)   (2,129,113)   (1,181,624)
                Increase (decrease) in advance payments on contracts               (1,397,334)   (1,034,346)   (1,195,201)
                Increase (decrease) in income taxes payable                          (162,543)      162,543       (68,594)
                Other, net                                                            153,335      (126,457)     (537,209)
                                                                                   ----------    ----------    ----------
                     Total adjustments                                              6,356,354    (1,079,369)    2,219,680
                                                                                   ----------    ----------    ----------
           Loss from discontinued operations                                             --            --         (87,833)
           Loss on disposal of discontinued operations                                   --            --      (2,375,809)
           Decrease in net assets of discontinued operations                             --            --       2,875,809
                                                                                   ----------    ----------    ----------
           Net cash provided by operating activities                                1,466,188       782,060     4,022,945
                                                                                   ----------    ----------    ----------

Cash flows from investing activities:
      Purchase of marketable securities and other investments                     (22,766,138)  (32,674,407)  (18,541,109)
      Proceeds from sale of marketable securities and other investments            30,417,016    32,178,382    17,569,320
      Acquisition of business, net of cash acquired                                      --            --      (6,055,164)
      Loan to former principal of company acquired                                       --            --      (1,000,000)
      Capital expenditures                                                           (182,241)     (936,314)   (1,121,797)
                                                                                   ----------    ----------    ----------
           Net cash provided by (used in) investing activities                      7,468,637    (1,432,339)   (9,148,750)
                                                                                   ----------    ----------    ----------

Cash flows from financing activities:
      Borrowings under bank line of credit                                          4,044,668     4,174,316    11,892,000
      Proceeds from exercise of stock options and warrants                               --          92,820        57,120
      Payments under lines of credit                                               (8,025,000)   (2,500,000)         --
      Payments under litigation settlement                                         (2,000,000)         --            --
      Payments of long-term debt                                                     (512,735)     (727,223)   (9,145,593)
      Purchase of treasury stock                                                   (2,708,732)     (445,620)     (211,835)
                                                                                   ----------    ----------    ----------
           Net cash provided by (used in) financing activities                     (9,201,799)      594,293     2,591,692
                                                                                   ----------    ----------    ----------

           Net increase (decrease) in cash and cash equivalents                      (266,974)      (55,986)   (2,534,113)

Cash and cash equivalents at beginning of period                                      539,729       595,715     3,129,828
                                                                                   ----------    ----------    ----------

Cash and cash equivalents at end of period                                       $    272,755  $    539,729  $    595,715
                                                                                   ==========    ==========    ==========
Supplemental cash flow information:
      Issuance of 485,000 shares of common stock in connection
           with acquisitions                                                                                 $  3,425,625
                                                                                                               ==========
      Intangibles arising from basis differences in connection
           with acquisitions                                                                   $ (2,540,948) $  2,540,948
                                                                                                ===========    ==========
      Liabilities assumed in connection with acquisitions                        $    915,000                $ 20,637,796
                                                                                   ==========                  ==========
      Cancellation of 35,000 shares of common stock
           reclassified as an accrued liability                                                $    275,625
                                                                                                 ==========

    * Excluding effect of accounting change in 1993.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Fiscal Year

       The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal years 1993 through 1995 consisted of 52 weeks.

2.     Principles of Consolidation

       The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     Revenue and Cost Recognition

       Under fixed-price contracts, sales and related costs are recorded as deliveries are made. Costs under long-term, fixed-price contracts (principally either directly or indirectly with the U. S. Government), which include non-recurring billable engineering are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts, principally shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on direct labor dollars). Losses on contracts are recorded when first reasonably determined.

       Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

4.     Inventories

       Inventories, other than inventory costs relating to long-term contracts and programs, are stated at lower of cost (principally first-in, first-out) or market. Inventory costs relating to long-term contracts and programs are stated at the actual production costs, including factory overhead, reduced by amounts identified with revenue recognized on units delivered or progress completed.

       Inventory costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value. The costs attributed to units delivered under long-term contracts and programs are based on the average costs of all units produced.

5.     Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are recorded in income.

6.     Intangibles

       Intangibles are comprised of customer lists, installed products base, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisition of Vega Precision Laboratories, Inc. in 1993 (See Note B). Intangibles are being amortized over twenty years.

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three years ended July 30, 1995, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

7.     Marketable Securities

       In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of August 1, 1994. Adoption of this statement did not have a material effect on the financial statements of the Company.

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

       Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized losses on non-current marketable securities are recorded directly in a separate shareholders' equity account except those unrealized losses that are deemed to be other than temporary, which losses are reflected in income.

8.     Other Investments

       The Company is a limited partner in certain nonmarketable limited partnerships in which it owns less than a 10% interest. The Company has no ability to influence the operating or financial policies of the partnership. These investments are carried at cost, adjusted for any permanent impairment in value.

9.     Income Taxes

       Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) 109, these deferred taxes are measured by applying currently enacted tax rates.

       Effective August 3, 1992, the Company implemented Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". SFAS 109 requires a change from the deferred to the liability method of computing deferred income taxes. The cumulative effect of this accounting change resulted in an increase in net income for the 52 weeks ended August 1, 1993 of $2,081,028.

10.    Earnings Per Common Share

       Earnings per common share and common equivalent share is based on the weighted average number of outstanding shares of common stock including common stock equivalents (options and warrants) as determined under the treasury stock method as follows: 3,734,151 shares in 1995; 4,276,422 shares in 1994; and 3,942,104 shares in 1993.

11.    Cash and Cash Equivalents

       For purposes of the statement of cash flows, short-term investments which have a maturity of ninety days or less at the date of acquisition are considered cash equivalents.

12.    Product Development

       The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $970,000, $1,367,000, and $1,160,000 in fiscal 1995, 1994, and 1993, respectively.

13.    New Accounting Standards

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by fiscal 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company adopted this statement during fiscal year ended July 30, 1995; it did not have a material impact on the consolidated financial position of the Company.

14.    Reclassifications

       Certain fiscal 1994 and 1993 amounts have been reclassified to conform to current year presentation.

NOTE B - ACQUISITIONS AND DISPOSALS

       In July 1995, the Company entered into an agreement effective as of the close of business June 30, 1995, to acquire certain assets and the business (consisting principally of inventories and trade receivables) of Stewart Warner Electronics Corporation ("SWEC"), a Delaware corporation. The transaction, which closed on July 28, 1995, provided for the payment of $250,000 in cash and the assumption of approximately $915,000 in liabilities and has been accounted for by the purchase method. SWEC's operations were not significant to the Company. The acquisition resulted in excess of fair value over cost of net assets acquired of $1,460,500 which is being amortized over a three-year period. The consolidated balance sheet includes the assets and liabilities of SWEC at July 30, 1995, and the consolidated statements of operations include the results of SWEC's operations from July 1, 1995.

       On June 18, 1993, the Company acquired all of the issued and outstanding common stock of Carlton Industries, Inc. ("Carlton"), a Delaware corporation and its wholly owned subsidiary Vega Precision Laboratories, Inc. ("Vega"). The transaction provided for the payment of approximately $4,000,000 in cash and the delivery of 450,000 shares of common stock of the Company with a fair market value of $3,150,000. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Carlton and Vega at August 1, 1993, and the consolidated statements of operations include the results of Carlton and Vega operations from June 18, 1993.

       In connection with the acquisition of Carlton, the selling stockholders have the option to sell back to the Company, at a price of $5.00 per share, the shares of the Company's common stock originally issued to the selling stockholders. The option is exercisable at any time during the period commencing on January 1, 1994 through the first anniversary of the earlier of (1) the effective date of registration of such shares with the Securities and Exchange Commission, or (2) the rendering to a registered broker of an opinion letter by Company counsel that the shares may be sold in accordance with Rule 144 of the Securities Act of 1933. During fiscal 1995, options with respect to 433,701 shares of common stock were exercised by certain selling stockholders. Such shares have been retired.

       In September 1992, the Company entered into an agreement to acquire substantially all of the assets of Micro-Dynamics, Inc., a Massachusetts corporation, which is being operated as HERLEY-MDI, a division of Herley Industries, Inc. The transaction, which closed on October 22, 1992, provided for the payment of $1,500,000 in cash and the assumption of approximately $3,900,000 in liabilities and has been accounted for by the purchase method. In July, 1993 the Company paid $142,400 in cash and issued 35,000 shares of common stock of the Company with a fair market value of $275,625 to certain former stockholders of Micro-Dynamics, Inc. These shares were subsequently canceled. The Company was obligated to reissue the shares on or before September 1, 1995 and accrued a liability of $275,625 as of July 31, 1994. The Company reissued the shares in January, 1995. The consolidated balance sheet includes the assets and liabilities of HERLEY-MDI at August 1, 1993, and the consolidated statements of operations include the results of HERLEY-MDI operations from September 1, 1992.

       The following unaudited pro forma combined results of operations for the 52 weeks ended August 1, 1993 assumes that the acquisition of substantially all of the assets of Micro-Dynamics, Inc. and all of the issued and outstanding common stock of Carlton Industries, Inc. occurred as of August 1, 1991. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of August 1, 1991.

                                                           52 Weeks ended
                                                              August 1,
                                                                 1993
                                                             (Unaudited)
                                                             -----------
             Sales from continuing operations                $33,872,280
             Income from continuing operations                $2,198,973
             Earnings from continuing operations
                per share (Primary)                             $.51

       In February 1993, the Company sold its Marine Products Division to the present managers of that group. As a result of the sale, the Company recorded a charge of $2,375,809 in 1993 for the loss on disposal of the assets (net of an income tax benefit of $100,000) and a loss from discontinued operations net of income tax benefits of $45,000 for the fifty-two weeks ended August 1, 1993. Net sales of the discontinued operations were $196,896 in 1993.

NOTE C - NOTE RECEIVABLE

       In connection with the acquisition of Carlton Industries, Inc., the Company agreed to loan $1,000,000 to certain former stockholders of Carlton. The note was due October 1, 1995 with interest payable monthly at the prime rate as established by the Company's bank. The note was secured by the pledge of 200,000 shares of common stock of the Company which were held in escrow under the terms of the purchase agreement. In December 1994, these stockholders exercised their option to sell these shares of common stock back to the Company at a price of $5.00 per share. The proceeds were used to satisfy this note.

NOTE D - INVENTORIES

       The major components of inventories are as follows:

                                                   July 30,       July 31,
                                                     1995           1994
                                                     ----           ----
         Purchased parts and raw materials       $ 5,749,455    $ 5,412,767
         Work in process                           3,478,268      4,324,393
         Finished products                           102,330        201,030
                                                  ----------     ----------
                                                 $ 9,330,053    $ 9,938,190
                                                  ==========     ==========

NOTE E - AVAILABLE-FOR-SALE SECURITIES

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

       The following is a summary of available-for-sale securities:

                                            Gross       Gross         Estimated
                                          Unrealized  Unrealized        Fair
                               Cost         Gains       Losses          Value
     July 30, 1995           ---------      ------      -------      ----------
      Government bonds      $3,878,937     $72,968     $ 31,302     $ 3,920,603
      Other                    189,919        -            -            189,919
                             ---------      ------      -------      ----------
           Total debt
            securities       4,068,856      72,968       31,302       4,110,522
      Equity securities          4,092        -            -              4,092
                             ---------      ------      -------      ----------
                            $4,072,948     $72,968     $ 31,302     $ 4,114,614
                             =========      ======      =======      ==========

     July 31, 1994
      Government bonds      $6,086,532     $20,384     $ 68,528     $ 6,038,388
      Municipal bonds        4,646,008        -         247,943       4,398,065
      Other                  1,327,978        -            -          1,327,978
                             ---------      ------      -------      ----------
           Total debt
            securities      12,060,518      20,384      316,471      11,764,431
      Equity securities        107,404      23,249         -            130,653
                            ----------      ------      -------      ----------
                           $12,167,922     $43,633     $316,471     $11,895,084
                            ==========      ======      =======      ==========


       During fiscal 1995, the Company liquidated $8,105,000 of its available-for-sale securities and used the proceeds to pay down $6,000,000 of its long-term bank debt, and $2,105,000 for the purchase of treasury stock.

       Included in net gains on sale of marketable securities and other investments for the period ended July 31, 1994 are net losses of $203,894, including the recognition of an other than temporary decline in value of $71,721 on certain securities which was subsequently realized in fiscal 1995.

NOTE F - OTHER INVESTMENTS

       In March 1994 the Company sold its investment and terminated its partnership interest in M.D. SASS RE/ENTERPRISE PARTNERS, L.P., a Delaware limited partnership for $2,727,506 realizing a gain of $727,506. In May 1994 the Company acquired a new limited partnership interest in the partnership. The objective of the partnership is to achieve superior long-term capital appreciation through investments consisting primarily of securities of companies that are experiencing significant financial or business difficulties. At July 30, 1995 and July 31, 1994 the percentage of ownership was less than 3%. The Company's interest in the partnership may be redeemed, based upon its proportionate share of partnership capital, upon ninety-days notice to the managing general partner. Redemptions are generally made as of the last day of a fiscal quarter. The estimated fair market value, as determined by the general partner, at July 30, 1995 and July 31, 1994 was $3,670,876 and $2,773,617
       respectively.

       In July 1994 the Company invested $1,000,000 in M.D. SASS MUNICIPAL FINANCE PARTNERS-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 30, 1995 and July 31, 1994 the percentage of ownership was less than 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partner, only with the unanimous consent of both general partners at their sole discretion. The estimated fair market value, as determined by the general partner, at July 30, 1995 and July 31, 1994 was $1,104,243 and $1,000,000 respectively.

       These investments are carried at cost in the consolidated financial statements at July 30, 1995 and July 31, 1994.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following:

                                            July 30,      July 31,   Estimated
                                             1995          1994     Useful Life
                                             ----          ----     -----------

       Land                              $   880,270   $   880,270
       Building and building
            improvements                   5,310,925     5,264,833  10-40 years
       Machinery and equipment            16,329,395    16,354,882   5- 8 years
       Furniture and fixtures                492,597       492,597   5-10 years
       Automotive equipment                   30,243        30,243      3 years
       Tools                                  24,869        24,869      5 years
       Leasehold improvements                251,876       273,019   5-10 years
                                          ----------    ----------
                                          23,320,175    23,320,713
       Less accumulated depreciation       9,544,465     7,778,468
                                          ----------    ----------
                                         $13,775,710   $15,542,245
                                          ==========    ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases a warehouse as well as computer equipment and automobiles under short-term operating leases.

       Rent expense for the 52 weeks ended July 30, 1995, July 31, 1994 and August 1, 1993 was approximately $158,000, $584,000, and $140,000 respectively. Rent expense in 1994 includes $308,000 for a facility formerly occupied by Vega Precision Laboratories, Inc. This lease was terminated in December, 1993. Minimum annual rentals under noncancellable leases are as follows:
                                                         Amount
                                                         -------
                   Year ending fiscal 1996              $114,000
                                      1997                28,900
                                      1998                 8,625

      Employment Agreements

      The Company has employment agreements with various executives and employees of the Company which expire at various dates through December 31, 2002. These agreements provide for aggregate annual salaries of $1,185,000. Certain agreements provide for an annual increment equal to the greater of a cost of living adjustment based on the consumer price index or 10%, and also provide for incentive compensation related to pretax income. No incentive compensation is due for the fiscal year ended July 30, 1995. Incentive compensation for the years ended July 31, 1994 and August 1, 1993 was waived by these executives.

      Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment. As of July 30, 1995, the amount payable in the event of such termination would be approximately $1,100,000.

      One of the employment contracts, as amended November 30, 1992, provides for a consulting agreement commencing January 1, 1998 and terminating December 31, 2010 at the annual rate of $100,000

      Litigation

      In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company (the "Litton Action") alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants' alleged misappropriation of Litton's beacon magnetron drawings. After trial, the jury rendered a verdict on liability against the Company and the other defendants. Prior to a separate, subsequent trial to determine damages, the Company settled the action for the sum of $4,000,000, and agreed to the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons. The settlement provides for two equal payments of $2,000,000 each without interest, due in July, 1995 and 1996.

      In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were consolidated into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a tentative settlement of all claims in consideration for a payment of $450,000 subject to the negotiation and execution of a satisfactory Settlement Agreement and Court approval after notice to Class Members. The parties are negotiating the terms of the Settlement Agreement for submission to the Court.

      In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

      In or about March, 1994, the principal selling shareholders of Carlton Industries, Inc. ("Carlton") and its subsidiary, Vega Precision
      Laboratories, Inc. ("Vega"), as claimants, commenced an arbitration proceeding before the American Arbitration Association in New York City pursuant to the terms of the Stock Purchase Agreement ("Agreement") by which the Company acquired the stock of Carlton and Vega. The claimants principally are seeking to recover damages for the Company's alleged failure to register timely the claimants' shares of the Company's common stock in accordance with the provisions of the Agreement and other breaches of the Agreement. The Company has denied and has contested vigorously the legitimacy of the claimants' claims and has interposed several counterclaims seeking indemnification under the Agreement against the principal selling shareholders, for damages suffered by the Company in an aggregate amount exceeding $1 million as a result of breaches of contractual representations. Hearings have been closed and final briefs were submitted. The matter has yet to be determined by the Arbitrators.

      There is no certainty as to the outcome of these matters. However, in the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

      Stand-by Letters of Credit

      The Company maintains a letter of credit facility with a bank, which was amended subsequent to year end, that provides for the issuance of stand-by letters of credit in the aggregate of $4,200,000. The facility requires the payment of a fee of 1.25% per annum of the amounts outstanding under the facility. The facility expires January 31, 1997. At July 30, 1995 stand-by letters of credit aggregating $2,546,267 were outstanding under this facility.

NOTE I - INCOME TAXES

      Effective August 3, 1992 the Company elected adoption of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires a change from the deferred to the liability method of computing deferred income taxes.

      The cumulative effect of this accounting change resulted in an increase in net income for the 52 weeks ended August 1, 1993 of $2,081,028.

      Components of income (loss) before income taxes are as follows:

                                                    52 Weeks ended
                                             ----------------------------
                                          July 30,      July 31,     August 1,
                                            1995          1994         1993


         Continuing operations         $ (4,886,166)  $ 2,537,429  $ 1,828,598

         Discontinued operations              -             -       (2,608,642)
                                         ----------    ----------   ----------

                                       $ (4,886,166)  $ 2,537,429     (780,044)
                                         ==========    ==========   ==========

         Income tax provision consisted of the following:

                                                      52 Weeks ended
                                                 ------------------------
                                              July 30,   July 31,   August 1,
                                                1995       1994       1993
                                                ----       ----       ----
              Current
                  Federal                     $  -     $    -     $    -
                  State                          -       236,000     55,000
              Deferred, Federal
                  and State                     4,000    440,000    237,500
                                               ------   --------    -------
                                              $ 4,000  $ 676,000  $ 292,500
                                               ======   ========    =======

The Company paid income taxes of approximately $122,000 in 1995, $77,000 in 1994, and $197,000 in 1993. The following is a reconciliation of the U. S. statutory income tax rate and the apparent tax rate on income from continuing operations:

                                                       52 weeks ended
                                                  ------------------------
                                               July 30,   July 31,   August 1,
                                                 1995       1994       1993
                                                 ----       ----       ----
         U.S. Federal statutory rate             34.0%      34.0%      34.0%
         State taxes, net of
            federal tax benefit                   -          6.2%       2.0%
         Benefit of net operating loss
            carryforward                          -        (10.8)%       -
         Non-taxable interest income              -         (9.2)%       -
         Tax benefit derived from
            discontinued operations               -           -        (7.9)%
         Increase in valuation allowance        (34.0)%       -          -
         Other, net                               -          6.4%      (4.2)%
                                                -----      -----      -----
            Apparent tax rate                     -  %      26.6%      23.9%
                                                =====      =====      =====

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

      As of July 30, 1995, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $7,000,000 which expire as follows:

                               2002                 $ 547,000
                               2003                   620,000
                               2004                   597,000
                               2005                   579,000
                               2008                 1,731,000
                               2010                 2,926,000
                                                    ---------
                                                   $7,000,000
                                                    =========

       Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                    July 30, 1995           July 31, 1994
                                  -----------------        -----------------
                                Deferred    Deferred     Deferred    Deferred
                                   Tax         Tax          Tax         Tax
                                 Assets    Liabilities    Assets    Liabilities
                                 ------    -----------    ------    -----------
   Intangibles                $     -      $   73,687   $     -     $   40,578
   Alternative minimum tax        86,707         -          86,977        -
   Accrued vacation pay          126,231         -         122,801        -
   Inventory                     503,360         -          67,500        -
   Depreciation                     -       1,455,982         -      1,250,517
   Net operating loss
     carryforwards             2,411,221         -       1,385,277        -
   Litigation settlement         880,000         -            -           -
   Contract losses               218,240         -            -           -
   Other                         171,600       16,666         -           -
                               ---------    ---------    ---------   ---------
                               4,397,359    1,546,335    1,662,555   1,291,095
   Valuation allowance         3,179,773         -         679,541        -
                               ---------    ---------    ---------   ---------
                             $ 1,217,586   $1,546,335   $  983,014  $1,291,095
                               =========    =========    =========   =========

No income tax benefit has been recorded in 1995. A valuation allowance has been provided relating to that portion of net operating loss carryforwards which management believes may expire unutilized.

NOTE J- LONG-TERM DEBT

   Long-term debt is summarized as follows:
                                                       July 30,       July 31,
                                       Rate              1995           1994
                                       ----              ----           ----

   Note payable bank (a)            6.75% -8.75%     $ 7,000,000    $11,000,000

   Mortgage note (b)                10.4%              3,800,000      4,045,000

   Series A and B notes (c)         12.0% - 18.0%         41,161        191,377

   Capital lease obligations
     secured by certain equipment
     final payment due in 1996      5.4% - 20.64%         40,917        138,768
                                                      ----------     ----------
                                                      10,882,078     15,375,145

   Less current portion                                  357,078        552,311
                                                      ----------     ----------
                                                     $10,525,000    $14,822,834
                                                      ==========     ==========

(a) The Company has a revolving credit facility with a bank, secured by its portfolio of marketable securities, which was amended subsequent to year end, that provides for the extension of credit in the aggregate principal amount of $9,000,000. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set daily at 1% over the bank's earliest daily rate quoted for Federal Funds (5.75% at July 30, 1995) applied to outstanding balances up to 80% of the net equity value of certain investments, and at .5% over the bank's National Commercial Rate (8.75% at July 30, 1995) for outstanding balances in excess of this limit. At July 31, 1994, interest was at the bank's National Commercial Rate of 7.25%. In addition, the agreement provides for a fee of 1/8 of 1% of the unused availability under the facility payable quarterly.

           The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, aggregate debt levels, and restrictions on cash dividends.

      (b) The mortgage note provides for annual principal payments at varying amounts through 2004 plus semiannual interest payments. Land and buildings in Lancaster, Pa. are pledged as collateral.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of working capital and tangible net worth. In connection with this loan, the Company paid approximately $220,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 30, 1995 and July 31,1994 and are being amortized over the term of the loan (15 years).

      (c) During the fiscal year ended July 31, 1994, the Company redeemed $200,000 principal amount of Series A Notes representing all Series A notes outstanding. In fiscal 1995 and 1994, the Company redeemed $85,000 and $30,000 principal amount of Series B notes, respectively. The balance of Series B Notes outstanding includes interest accrued at 18% simple interest totaling $22,161 at July 30, 1995 and $87,377 at July 31, 1994. The balance of the Series B Notes is due to a former principal, and related party, of Vega Precision Laboratories, Inc. Payment of these notes is pending the resolution of the arbitration discussed in Note H.

      The Company paid interest of approximately $1,010,000 in 1995, $1,296,000 in 1994, and $530,000 in 1993.

      Future payments required on long-term debt are as follows:

               Fiscal year ending during:                  Amount
                                                           ------
                         1996                         $   357,078
                         1997                             300,000
                         1998                           7,335,000
                         1999                             370,000
                         2000                             410,000
                         Thereafter                     2,110,000
                                                       ----------
                                                      $10,882,078
                                                       ==========

NOTE K - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following:

                                              July 30,         July 31,
                                                1995             1994
                                                ----             ----
       Accounts payable                     $ 1,302,789       $ 2,841,616
       Accrued payroll                          553,276           637,024
       Accrued commissions                      390,097         2,206,360
       Accrued interest                          98,141           138,674
       Accrued litigation expenses            2,688,165              -
       Accrued expenses                       2,611,680           665,365
                                              ---------         ---------
                                            $ 7,644,148       $ 6,489,039
                                              =========         =========

NOTE L - EMPLOYEE BENEFIT PLANS

      In August 1985, the Board of Directors approved an Employee Savings Plan which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 15% of their salaries to the Plan. The Company, at its discretion can contribute

      100% of the first 2% of the employees' contribution and 25% of the next 4%. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant.

      The Company has accrued approximately $151,000 for the fiscal year ended July 30, 1995, and contributed approximately $199,000, and $98,000 to this plan for the fifty-two weeks ended July 31, 1994, and August 1, 1993.

NOTE M - SHAREHOLDERS' EQUITY

      In October 1987, the Board of Directors approved the 1988 Non-Qualified Stock Option Plan which covers 500,000 shares of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, will not be less than 85% of the fair market value at the date of grant. The date of exercise may be determined at the time of grant by the Board of Directors; however, if not specified, 20% of the shares can be exercised each year beginning one year after the date of grant and generally expire five years from the date of grant. At July 31, 1995, July 31, 1994 and August 1, 1993, options to purchase 29,775, 19,850, and 50,975 shares of common stock, respectively, were exercisable.

      In December 1992, the Board of Directors approved the 1992 Non-Qualified Stock Option Plan which covers 1,000,000 shares, as amended, of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Board of Directors; however, if not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. Options for 255,000, 254,000 and 428,800 shares were issued during the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively. These options may be exercised cumulatively at the rate of 25% per year beginning one year after the date of grant. Options for 534,800 and 211,400 shares were exercisable at July 30, 1995 and July 31, 1994 respectively. No options under the Plan were exercisable at August 1, 1993.

      A summary of stock option activity for the 52 weeks ended July 30, 1995, July 31, 1994, and August 1, 1993 follows:

                               Non-Qualified Stock Options  Warrant Agreements
                               ---------------------------  ------------------
                                  Number      Price Range   Number   Price Range
                                of shares     per share    of shares  per share
                                ---------   -------------  ---------  ---------
Outstanding August 2, 1992....   210,900   $2.38  - 12.01
   Granted....................   428,800    6.50  -  7.63   430,000     $7.13
   Exercised..................   (24,000)            2.38
   Canceled...................  (100,000)            7.44
                                 -------    -------------   -------      ----
Outstanding August 1, 1993....   515,700   $2.38  - 12.01   430,000     $7.13
   Granted ...................   254,000    6.00  -  6.88
   Exercised..................   (39,000)            2.38
   Canceled...................   (33,000)   5.69  - 12.01
                                 -------    -------------   -------      ----
Outstanding July 31, 1994.....   697,500   $5.69  - 12.01   430,000     $7.13
   Granted ...................   255,000             3.38
   Canceled...................   (10,000)   3.38  -  7.00
                                 -------    -------------   -------      ----
Outstanding July 30, 1995.....   942,500   $3.38  - 12.01   430,000     $7.13
                                 =======                    =======

      In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 430,000 shares of common stock of the Company at the fair market value of $7.125 per share at date of issue.
      The warrants expire April 30, 1998.

      In connection with the sale of common stock to the public in 1992, the Company issued to the underwriter, for its own account, warrants to purchase 100,000 shares of common stock of the Company, exercisable for a period of four years at a price of $15.45 per share (120% of the public offering price), subject to adjustment in certain events. The warrants expire in February 1996.

      On June 18, 1993 the Company issued 450,000 shares of common stock valued at $7.00 per share in connection with the acquisition of Vega Precision Laboratories, Inc. During fiscal 1995 certain selling stockholders exercised their options to sell back to the Company 433,701 shares of common stock. (See Note B).

      On July 31, 1993, the Company issued 35,000 shares of common stock valued at $7.875 per share in connection with the acquisition of substantially all of the assets of Micro-Dynamics, Inc. These shares were subsequently canceled. The Company reissued the shares in January, 1995. (See Note B).

NOTE N - MAJOR CUSTOMERS

       Net sales to the U.S. Government in 1995, 1994, and 1993 accounted for approximately 30%, 25%, and 36% of net sales, respectively. In 1994 sales to a major customer accounted for 16% of net sales, and in 1993 sales to a major customer accounted for 14% of net sales. Foreign sales amounted to approximately $3,908,000, $7,891,000, and $1,623,000 in fiscal 1995,
       1994, and 1993, respectively.

       Included in accounts receivable as of July 30, 1995 and July 31, 1994 are amounts due from the U.S. Government of approximately $718,000 and $774,000, respectively.

NOTE O - UNUSUAL ITEM

       The Consolidated Statements of Operations for the fifty-two weeks ended July 30, 1995 includes an unusual charge of $5,447,005 for settlement costs, legal fees, and related expenses in connection with the settlement for certain legal claims against the Company. (See Note H, Litigation).

       During the fiscal year ended July 31, 1994, the Company incurred unusual charges of $745,663 in excess of reserves in connection with warranty claims for products shipped by Vega prior to its acquisition by the Company. These claims were resolved during the fiscal year and the Company does not anticipate any further costs as a result of these claims.