Form 10-Q
period 1995-10-29
HERLEY INDUSTRIES INC /NEW
filed 1995-12-06
CIK 47035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: October 29, 1995
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ..........to..........

                          Commission File Number 0-5411 HERLEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       #23-2413500
--------------------------------                       -----------------------
(State or other jurisdiction of                        (I.R.S.  Employer
  incorporation or organization)                        Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                             17603
------------------------------------------                           ----------
 (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, including Area Code:              (717) 397-2777
                                                                 --------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X] Yes    [ ] No

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                       [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 5, 1995 - 2,802,274 shares of Common Stock

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                    PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           October 29, 1995 and July 30,1995                             2

     Consolidated Statements of Operations  -
           For the thirteen weeks ended
           October 29, 1995 and October 30, 1994                         3

     Consolidated Statements of Cash Flows -
           For the thirteen weeks ended
           October 29, 1995 and October 30, 1994                         4

     Notes to Consolidated Financial Statements                          5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7

PART II -  OTHER   INFORMATION                                           8

           Signatures                                                   10

           Computation of per share earnings                            11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    October 29,      July 30,
                                                        1995           1995
                                                    -----------     -----------
                                                     Unaudited       Audited
                                                     ---------       -------
                        ASSETS
Current Assets:
   Cash and cash equivalents                       $    928,651    $    272,755
   Accounts receivable                                4,122,772       4,679,917
   Other receivables                                    187,729         163,402
   Inventories                                        8,627,950       9,330,053
   Prepaid expenses and other                         1,079,943       1,006,503
                                                   ------------    ------------
               Total Current Assets                  14,947,045      15,452,630
Property, Plant and Equipment, net                   13,464,068      13,775,710
Intangibles, net of amortization                      4,784,311       4,852,336
Available-for-sale Securities                         3,113,995       4,114,614
Other Investments                                     3,727,506       3,727,506
Other Assets                                            258,604         306,486
                                                   ------------    ------------
                                                   $ 40,295,529    $ 42,229,282
                                                   ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt               $    343,708    $    357,078
   Accounts payable and accrued expenses              6,833,756       7,644,148
   Reserve for contract losses                          312,660         496,000
   Advance payments on contracts                      2,484,076       1,476,640
                                                   ------------    ------------
               Total Current Liabilities              9,974,200       9,973,866
                                                   ------------    ------------

Long-term Debt                                        9,325,000      10,525,000
Deferred Income Taxes                                 1,385,954       1,282,179
Excess of fair value of net assets of business
   acquired over cost, net of amortization            1,338,792       1,460,500
                                                   ------------    ------------
                                                     22,023,946      23,241,545
                                                   ------------    ------------
Commitments and Contingencies
Shareholders' Equity:
   Common stock, $.10 par value;  authorized 10,000,000 shares; issued 2,802,274 at October 29, 1995 and 3,015,988 at
     July 30, 1995                                      280,227         301,599
   Additional paid-in capital                        11,837,649      13,040,622
   Retained earnings                                  6,136,347       5,620,516
                                                   ------------    ------------
                                                     18,254,223      18,962,737
   Less:
      Unrealized gain on available-for-sale
         securities                                     (17,360)        (25,000)
                                                   ------------    ------------
               Total Shareholders' Equity            18,271,583      18,987,737
                                                   ------------    ------------
                                                   $ 40,295,529    $ 42,229,282
                                                   ============    ============

         The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          13 weeks ended
                                                         ----------------
                                                    October 29,     October 30,
                                                        1995             1994
                                                    -----------     -----------

Net sales                                           $ 7,062,891     $ 6,298,609
                                                     ----------      ----------

Cost and expenses:
      Cost of products sold                           4,888,421       4,641,688
      Selling and administrative expenses             1,414,561       1,228,094
                                                     ----------      ----------
                                                      6,302,982       5,869,782
                                                     ----------      ----------

            Operating income                            759,909         428,827
                                                     ----------      ----------

Other income (expense):
      Gain (loss) on sale of marketable                  55,554        (190,628)
      securities
      Dividend and interest income                       62,786         237,734
      Interest expense                                 (227,018)       (286,850)
                                                     ----------      ----------
                                                       (108,678)       (239,744)
                                                     ----------      ----------

            Income before income taxes                  651,231         189,083

Provision for income taxes                              135,400           5,000
                                                     ----------      ----------

            Net income                              $   515,831     $   184,083
                                                     ==========      ==========


Earnings per common and common
      equivalent share                                  $ .17           $ .04
                                                         ====            ====

Weighted average number of common and
      common equivalent shares outstanding            2,960,242       4,175,689
                                                      =========       =========


      The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        13 weeks ended
                                                                                        --------------
                                                                                  October 29,    October 30,
                                                                                      1995           1994
                                                                                 ------------    -----------
Cash flows from operating activities:
   Net income                                                                   $    515,831    $    184,083
                                                                                  ----------      ----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
         Depreciation and amortization                                               384,168         525,058
         (Gain) loss on sale of marketable securities                                (55,554)        262,349
         Decrease (increase) in deferred tax assets                                  (19,291)        (91,908)
         Increase in deferred tax liabilities                                        103,798          32,530
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                               557,145       1,139,598
            Decrease (increase) in other receivables                                 (24,327)        101,150
            Decrease (increase) in inventories                                       702,103         122,939
            Decrease (increase) in prepaid expenses and other                        (54,172)       (101,171)
            Increase (decrease) in accounts payable and accrued expenses            (810,392)       (378,262)
            (Decrease) in reserve for contract losses                               (183,340)           -
            Increase (decrease) in advance payments on contracts                   1,007,436        (981,836)
            Other, net                                                                40,000           2,468
                                                                                  ----------      ----------
                   Total adjustments                                               1,647,574         632,915

                                                                                  ----------      ----------
         Net cash provided by operating activities                                 2,163,405         816,998
                                                                                  ----------      ----------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                      (1,071,498)    (12,751,696)
   Proceeds from sale of available-for-sale securities                             2,120,031      12,547,732
   Capital expenditures                                                             (118,327)        (10,521)
                                                                                  ----------      ----------
         Net cash provided by (used in) investing activities                         930,206        (214,485)
                                                                                  ----------      ----------

Cash flows from financing activities:
   Borrowings under bank line of credit                                              275,000            -
   Payments under lines of credit                                                 (1,475,000)       (700,000)
   Payments of long-term debt                                                        (13,370)        (30,384)
   Purchase of treasury stock                                                     (1,224,345)           -
                                                                                  ----------      ----------
         Net cash provided by (used in) financing activities                      (2,437,715)       (730,384)
                                                                                  ----------       ----------

         Net increase (decrease) in cash and cash equivalents                        655,896        (127,871)

Cash and cash equivalents at beginning of period                                     272,755         539,729
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                      $    928,651    $    411,858
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 30,1995) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2.   Inventories at October 29, 1995 and July 30,1995 are summarized as follows:

                                            October 29, 1995     July 30,1995
                                            ----------------     ------------
       Purchased parts and raw materials      $ 4,942,473        $ 5,749,455
       Work in process                          3,571,026          3,478,268
       Finished products                          114,451            102,330
                                                ---------          ---------
                                              $ 8,627,950        $ 9,330,053
                                                =========          =========

3.    The following is a summary of available-for-sale securities:

                                               Gross         Gross     Estimated
                                            Unrealized    Unrealized     Fair
                                  Cost         Gains        Losses       Value
                                ---------    ---------    ---------    ---------
October 29, 1995
    Government bonds           $2,651,897   $   37,679   $    8,746   $2,680,830
    Other                         429,073          -            -        429,073
                                ---------    ---------    ---------    ---------
         Total debt
             securities         3,080,970       37,679        8,746    3,109,903
    Equity securities               4,092          -            -          4,092
                                ---------    ---------    ---------    ---------
                               $3,085,062   $   37,679   $    8,746   $3,113,995
                                =========    =========    =========    =========

July 30, 1995
    Government bonds           $3,878,937   $   72,968   $   31,302   $3,920,603
    Other                         189,919          -            -        189,919
                                ---------    ---------    ---------    ---------
         Total debt
             securities         4,068,856       72,968       31,302    4,110,522
    Equity securities               4,092          -            -          4,092
                                ---------    ---------    ---------    ---------
                               $4,072,948   $   72,968   $   31,302   $4,114,614
                                =========    =========    =========    =========

       During the quarter ended October 29, 1995, the Company liquidated $1,100,000 of its available-for-sale securities and used the proceeds to purchase shares of its common stock in the open market. The Company purchased a total of 213,714 shares of its common stock during the quarter, all of which have been retired.

4. The Company has a revolving credit facility with a bank, secured by its portfolio of available-for-sale securities, that provides for the extension of credit in the aggregate principal amount of $9,000,000. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set daily at 1% over the bank's earliest daily rate quoted for Federal Funds (5.75% at October 29, 1995) applied to outstanding balances up to 80% of the net equity value of certain investments, and at .5% over the bank's National Commercial Rate (8.75% at October 29, 1995) for outstanding balances in excess of this limit. In addition, the agreement provides for a fee of 1/8 of 1% of the unused availability under the facility payable quarterly.

       The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, aggregate debt levels, and restrictions on cash dividends.

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit in the aggregate of $4,200,000. The facility requires the payment of a fee of 1.25% per annum of the amounts outstanding under the facility. The facility expires January 31, 1997. At October 29, 1995 stand-by letters of credit aggregating $2,277,401 were outstanding under this facility.

5.     Supplemental cash flow information is as follows:

                                            October 29, 1995   October 30, 1994
                                            ----------------   ----------------
         Cash paid during the period for:
            Interest                          $   119,404        $   721,202
            Income Taxes                            1,538             69,699

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of October 29, 1995 and July 30, 1995, working capital was approximately $4,973,000 and $5,479,000, respectively, and the ratio of current assets to current liabilities was 1.50 to 1 and 1.55 to 1, respectively.

     The Company maintains a revolving credit facility with a bank, secured by available-for-sale securities, for an aggregate of $9,000,000 which expires January 31, 1998. As of October 29, 1995 and July 30, 1995, the Company had borrowings outstanding of $5,800,000 and $7,000,000, respectively under this facility.

     At October 29, 1995, the Company owned high grade investment securities having a market value of approximately $3,114,000, and cash and cash equivalents of approximately $929,000.

     The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

Results of Operations

Thirteen weeks ended October 29, 1995 and October 30, 1994

     Net sales for the thirteen weeks ended October 29, 1995 increased by $764,282 or 12% over the comparable period of the prior year due to an increase in flight instrumentation products net sales of approximately $1,663,000 of which the acquisition of Stewart Warner Electronics Co. contributed approximately $1,193,000; offset by a decrease in net sales of microwave components of approximately $899,000.

     Cost of products sold for the thirteen weeks ended October 29, 1995 decreased as a percentage of net sales from 74% in 1994 to 69% in 1995. This decrease is attributable to higher margins on foreign sales, which were $1,410,000 in the quarter as compared to $615,000 in 1994, and increased absorption of fixed costs due to the increase in sales volume.

     Selling and administrative expenses for the thirteen weeks ended October 29, 1995 increased approximately $186,000 over the comparable period of the prior year. This increase is attributable to representative fees of $198,000 on foreign sales, personnel costs of $153,000, and other costs of $74,000; offset by a reduction in legal fees of $239,000.

     Other income (expense) for the thirteen weeks ended October 29, 1995 increased $131,000 from the comparable prior year period due to increased investment income of $71,000, and a decrease in interest expense of $60,000.

Herley Industries, Inc. and Subsidiaries

PART I I  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company (the "Litton Action") alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants' alleged misappropriation of Litton's beacon magnetron drawings. In a jury trial which ended April 3, 1995, a verdict on liability was rendered against the Company and the other defendants. Prior to a separate, subsequent trial to determine damages, the Company settled the action on April 12, 1995 for the sum of $4,000,000, and agreed to the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons. The settlement provides for two equal payments of $2,000,000 each without interest, the first of which was paid, and the second is due in July, 1996.

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



                                                    HERLEY INDUSTRIES, INC.
                                                    -----------------------
                                                           Registrant




                                              BY:      /S/  Myron Levy
                                                  -------------------------
                                                    Myron Levy, President



                                              BY:  /S/  Anello C. Garefino
                                                  ---------------------------
                                                      Anello C. Garefino
                                                  Principal Financial Officer


DATE:  December 6, 1995
      ------------------