Form 10-Q
period 1996-01-28
HERLEY INDUSTRIES INC /NEW
filed 1996-03-04
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: January 28, 1996
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . .to . . . . . . . .
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          #23-2413500
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
                                                               --------------

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of March 4, 1996 - 2,805,082 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                             PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           January 28, 1996 and July 30,1995                      2

     Consolidated Statements of Operations  -
           For the thirteen and twenty-six weeks ended
           January 28, 1996 and January 29, 1995                  3

     Consolidated Statements of Cash Flows -
           For the twenty-six weeks ended
           January 28, 1996 and January 29, 1995                  4

     Notes to Consolidated Financial Statements                   5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7

PART II -  OTHER   INFORMATION                                    8

           Signatures                                            10

           Computation of per share earnings                     11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 28,      July 30,
                                                       1996            1995
                                                    -----------      --------
                                                     Unaudited       Audited
                                                    -----------      --------
                        ASSETS
Current Assets:
   Cash and cash equivalents                       $    799,880   $    272,755
   Accounts receivable                                3,828,413      4,679,917
   Notes receivable-officers                          1,753,148           --
   Other receivables                                    190,812        163,402
   Inventories                                        8,085,382      9,330,053
   Prepaid expenses and other                         1,277,563      1,006,503
                                                    -----------    -----------
                 Total Current Assets                15,935,198     15,452,630
Property, Plant and Equipment, net                   13,199,132     13,775,710
Intangibles, net of amortization                      4,716,286      4,852,336
Available-for-sale Securities                         7,055,646      4,114,614
Other Investments                                     1,000,000      3,727,506
Other Assets                                            250,428        306,486
                                                    -----------    -----------
                                                   $ 42,156,690   $ 42,229,282
                                                    ===========    ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt               $    328,099   $    357,078
   Accounts payable and accrued expenses              6,637,013      7,644,148
   Reserve for contract losses                          551,660        496,000
   Advance payments on contracts                      2,571,536      1,476,640
                                                    -----------    -----------
                 Total Current Liabilities           10,088,308      9,973,866
                                                    -----------    -----------

Long-term Debt                                        9,425,000     10,525,000
Deferred Income Taxes                                 1,609,377      1,282,179
Excess of fair value of net assets of business
   acquired over cost, net of amortization            1,217,083      1,460,500
                                                    -----------    -----------
                                                     22,339,768     23,241,545
                                                    -----------    -----------
Commitments and Contingencies
Shareholders' Equity:
   Common stock, $.10 par value; authorized
     10,000,000   shares;  issued
     2,802,274 at January 28, 1996
     and 3,015,988 at July 30, 1995                     280,227        301,599
   Additional paid-in capital                        11,837,649     13,040,622
   Retained earnings                                  7,673,496      5,620,516
                                                     ----------     ----------
                                                     19,791,372     18,962,737
   Less:
     Unrealized gain on available-for-sale
       securities                                       (25,550)       (25,000)

                                                    -----------    -----------
                 Total Shareholders' Equity          19,816,922     18,987,737

                                                    -----------    -----------
                                                   $ 42,156,690   $ 42,229,282
                                                    ===========    ===========

         The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         Thirteen weeks ended             Twenty-six weeks ended
                                                                         --------------------             ----------------------
                                                                     January 28,      January 29,      January 28,     January 29,
                                                                        1996            1995              1996            1995
                                                                      ----------      -----------      -----------      -----------
Net sales                                                            $ 7,197,155     $  5,505,361     $ 14,260,046     $ 11,803,970
                                                                      ----------      -----------      -----------      -----------

Cost and expenses:
   Cost of products sold                                               5,028,481        4,325,642        9,916,902        8,967,330
   Selling and administrative expenses                                 1,541,345        1,557,201        2,955,906        2,785,295
                                                                      ----------      -----------      -----------      -----------
                                                                       6,569,826        5,882,843       12,872,808       11,752,625
                                                                      ----------      -----------      -----------      -----------

        Operating income (loss)                                          627,329         (377,482)       1,387,238           51,345
                                                                      ----------      -----------      -----------      -----------

Other income (expense):
   Net gain (loss) on sale of marketable
      securities and other investments                                 1,109,443         (339,098)       1,164,997         (529,726)
   Dividend and interest income                                           99,608          230,600          162,394          468,334
   Interest expense                                                     (218,531)        (236,576)        (445,549)        (523,426)
                                                                      ----------      -----------      -----------      -----------
                                                                         990,520         (345,074)         881,842         (584,818)
                                                                      ----------      -----------      -----------      -----------

        Income (loss) before income taxes                              1,617,849         (722,556)       2,269,080         (533,473)

Income tax provision (benefit)                                            80,700         (241,000)         216,100         (236,000)
                                                                      ----------      -----------      -----------      -----------

        Net income (loss)                                            $ 1,537,149     $   (481,556)    $  2,052,980     $   (297,473)
                                                                      ==========      ===========      ===========      ===========


Earnings (loss) per common and common
      equivalent share                                                  $ .49            $(.12)           $ .70            $(.07)
                                                                         ====             =====            ====             =====

Weighted average number of common and
      common equivalent shares outstanding                             3,131,001        3,886,040        2,944,782        4,030,864
                                                                      ==========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Twenty-six weeks ended
                                                                                                         ----------------------
                                                                                                    January 28,          January 29,
                                                                                                       1996                 1995
                                                                                                    ----------           ----------
Cash flows from operating activities:
   Net income (loss)                                                                               $ 2,052,980          $  (297,473)
                                                                                                    ----------           ----------
   Adjustments  to  reconcile  net  income  (loss)  to net cash  provided by operating activities:
         Depreciation and amortization                                                                 773,071            1,050,418
         (Gain) loss on sale of marketable securities                                               (1,164,997)             601,448
         Decrease (increase) in deferred tax assets                                                    214,380             (348,880)
         Increase in deferred tax liabilities                                                          112,818               93,833
         Recovery of unrealized loss on securities                                                         550              122,589
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                                            851,504            1,749,912
            Decrease (increase) in notes receivable                                                 (1,723,148)           1,000,000
            Decrease (increase) in other receivables                                                   (57,410)             144,455
            Decrease in inventories                                                                  1,244,671            1,027,628
            (Increase) in prepaid expenses and other                                                  (271,060)            (111,194)
            (Decrease) in accounts payable and accrued expenses                                     (1,211,505)          (1,679,042)
            Increase (decrease) in reserve for contract losses                                          55,660             (175,000)
            Increase (decrease) in advance payments on contracts                                     1,094,896             (996,104)
            Increase (decrease) in income taxes payable                                                204,370              (98,756)
            Other, net                                                                                  40,001                3,385
                                                                                                    ----------           ----------
                 Total adjustments                                                                     163,801            2,384,692
                                                                                                    ----------           ----------
         Net cash provided by operating activities                                                   2,216,781            2,087,219
                                                                                                    ----------           ----------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                                        (6,617,407)         (17,502,419)
   Proceeds from sale of available-for-sale securities                                               3,745,645           23,212,297
   Proceeds from sale of other investments                                                           3,823,233                 --
   Capital expenditures                                                                               (287,803)             (55,601)
                                                                                                    ----------           ----------
         Net cash provided by investing activities                                                     663,668            5,654,277
                                                                                                    ----------           ----------

Cash flows from financing activities:
   Borrowings under bank line of credit                                                              7,875,000            1,800,000
   Payments under lines of credit                                                                   (8,975,000)          (7,150,000)
   Payments of long-term debt                                                                          (28,979)            (151,281)
   Purchase of treasury stock                                                                       (1,224,345)          (2,410,998)
                                                                                                    ----------           ----------
         Net cash (used in) financing activities                                                    (2,353,324)          (7,912,279)
                                                                                                    ----------           ----------

         Net increase (decrease) in cash and cash equivalents                                          527,125             (170,783)

Cash and cash equivalents at beginning of period                                                       272,755              539,729
                                                                                                    ----------           ----------

Cash and cash equivalents at end of period                                                         $   799,880          $   368,946
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

2.   In November  1995 the  Company  lent  $1,700,000  to certain  officers,  as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The loans are secured by 395,774 shares of common stock of the Company. The loans are due November 1996 and may be renewed by the Company for up to four additional one-year periods. Interest is payable at maturity at the average rate of interest paid by the Company on borrowed funds during the fiscal year. The pledge agreement also provides for the purchase of the pledged securities, based on a formula as defined, in the event of the death or disability of the officer equal to the principal amount plus accrued interest outstanding under the note.

3.   Inventories at January 28, 1996 and July 30,1995 are summarized as follows:

                                           January 28, 1996    July 30,1995
                                           ----------------    ------------
       Purchased parts and raw materials      $3,470,757       $ 5,749,455
       Work in process                         4,535,470         3,478,268
       Finished products                          79,155           102,330
                                               ---------         ---------
                                             $ 8,085,382       $ 9,330,053
                                               =========         =========

4.    The following is a summary of available-for-sale securities:

                                              Gross       Gross      Estimated
                                            Unrealized  Unrealized      Fair
                                   Cost        Gains      Losses        Value
                                 ---------    -------     -------    ----------
     January 28, 1996
        Government bonds       $ 5,228,380   $ 73,799    $ 31,249   $ 5,270,930
        Other                    1,780,624       -           -        1,780,624
                                 ---------    -------      ------     ---------
             Total debt
                 securities      7,009,004     73,799      31,249     7,051,554
        Equity securities            4,092       -           -            4,092
                                 ---------     ------      ------     ---------
                               $ 7,013,096   $ 73,799    $ 31,249   $ 7,055,646
                                 =========     ======      ======     =========
     July 30, 1995
        Government bonds       $ 3,878,937   $ 72,968    $ 31,302   $ 3,920,603
        Other                      189,919       -           -          189,919
                                 ---------     ------      ------     ---------
             Total debt
                 securities      4,068,856     72,968      31,302     4,110,522
        Equity securities            4,092       -           -            4,092
                                 ---------     ------      ------     ---------
                               $ 4,072,948   $ 72,968    $ 31,302   $ 4,114,614
                                 =========     ======      ======     =========

       As of December 31, 1995, the Company sold its investment and terminated its partnership interest in M.D. SASS RE/ENTERPRISE PARTNERS, L.P., a Delaware limited partnership for $3,823,233 realizing a gain of $1,095,727. The proceeds from the sale have been invested in marketable securities and included in the balance sheet as available-for-sale securities.

       During the quarter ended October 29, 1995, the Company liquidated $1,100,000 of its available-for-sale securities and used the proceeds to purchase shares of its common stock in the open market. The Company purchased a total of 213,714 shares of its common stock during the quarter, all of which have been retired.

5. In January 1996, the Company entered into a revolving credit agreement with a new bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set biweekly at 1% over the bank's Federal Funds Rate (5.50% at January 28,
       1996) applied to outstanding balances up to 80% of the net equity value of certain investments, and at .5% over the bank's Base Rate (8.50% at January 28, 1996) for outstanding balances in excess of this limit. The premium rate portion of the facility is secured by the marketable securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At January 28, 1996, stand-by letters of credit aggregating $3,207,210 were outstanding.

       The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends.



6.     Supplemental cash flow information is as follows:

                                              January 28, 1996 January 29, 1995
                                              ---------------- ----------------
              Cash paid during the period for:
                  Interest                      $ 483,488        $ 599,533
                  Income Taxes                      5,488          103,482

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of January 28, 1996 and July 30, 1995, working capital was approximately $5,847,000 and $5,479,000, respectively, and the ratio of current assets to current liabilities was 1.58 to 1 and 1.55 to 1, respectively.

     In January 1996, the Company entered into a revolving credit agreement with anew bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility expires January 31, 1998. As of January 28, 1996 and July 30, 1995, the Company had borrowings outstanding of $5,900,000 and $7,000,000, respectively.

     At January 28, 1996, the Company owned high grade investment securities having a market value of approximately $7,056,000, and cash and cash equivalents of approximately $800,000.

     The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

Results of Operations

Thirteen weeks ended January 28, 1996 and January 29, 1995

     Net sales for the thirteen weeks ended January 28, 1996 increased by approximately $1,692,000 or 31% over the comparable period of the prior year due to an increase in flight instrumentation products net sales of approximately $2,041,000 of which the acquisition of Stewart Warner Electronics Co. contributed approximately $908,000; offset by a decrease in net sales of microwave components of approximately $349,000.

     Cost of products sold for the thirteen weeks ended January 28, 1996 decreased as a percentage of net sales from 79% in 1995 to 70% in 1996. This decrease is attributable to higher margins on foreign sales, which were approximately $2,143,000 in the quarter as compared to $561,000 in 1995, and increased absorption of fixed costs due to the increase in sales volume.

     There is no significant change in total selling and administrative expenses for the thirteen weeks ended January 28, 1996. Among the components of selling and administrative expenses, however, representative fees increased $101,000 in line with higher foreign sales; personnel and related costs increased $92,000; legal fees were $293,000 lower than 1995; and other costs decreased $59,000. The acquisition of Stewart Warner added $143,000 in selling and administrative expenses.

     Other income (expense) for the thirteen weeks ended January 28, 1996 increased $1,335,000 from the comparable prior year period due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,109,000 as compared to a loss in 1995 of $339,000, and a decrease in interest expense of $18,000; offset by a reduction in investment income of $131,000.

     No income tax provision has been recorded in the thirteen weeks ended January 28, 1996 due to the anticipated utilization of net operating losses.

Twenty-six weeks ended January 28, 1996 and January 29, 1995

     Net sales for the twenty-six weeks ended January 28, 1996 increased by approximately $2,456,000 or 21% over the comparable period of the prior year due to an increases in flight instrumentation products net sales of approximately $3,318,000 of which the acquisition of Stewart Warner Electronics Co. contributed approximately $2,100,000; offset by a decreases in net sales of microwave components of approximately $862,000.

     Cost of products sold for the twenty-six weeks ended January 28, 1996 decreased as a percentage of net sales from 76% in 1995 to 70% in 1996. This decrease is attributable to higher margins on foreign sales, which were approximately $3,553,000 in the period as compared to $1,175,000 in 1995, and increased absorption of fixed costs due to the higher sales volume.

     Selling and administrative expenses for the twenty-six weeks ended January 28, 1996 increased approximately $171,000 over the comparable period of the prior year, of which $249,000 is attributable to increased representative fees on foreign sales, and $205,000 to an increase in personnel and related expenses: offset by a reduction in legal fees of $517,000 and a decrease in other expenses of $21,000. The acquisition of Stewart Warner added $255,000 in selling and administrative expenses.

     Other income (expense) for the twenty-six weeks ended January 28, 1996 increased $1,467,000 from the comparable prior year period due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,165,000 as compared to a loss in 1995 of $530,000, and a decrease in interest expense of $78,000; offset by a reduction in investment income of $306,000.

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

ITEM 2  - CHANGES IN SECURITIES:
          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:
          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

   (a) The Registrant held its Annual Meeting of Stockholders on December 13, 1995.
   (b) Six directors were elected at the Annual Meeting of Stockholders as follows:
          Class I - To serve until the Annual Meeting of Stockholders in 1996 or until their successors are chosen and qualified:
          Name                              Votes For           Votes Withheld
          ----                              ---------           --------------
          Gerald Klein                      2,301,493           60,841
          David H. Lieberman                2,301,493           60,841

          Class II - To serve until the Annual Meeting of Stockholders in 1997 or until their successors are chosen and qualified:
          Name                              Votes For           Votes Withheld
          ----                              ---------           --------------
          Myron Levy                        2,301,493           60,841
          Adm. Thomas J. Allshouse          2,301,493           60,841

          Class III - To serve until the Annual Meeting of Stockholders in 1998 or until their successors are chosen and qualified:
          Name                              Votes For           Votes Withheld
          ----                              ---------           --------------
          Lee N. Blatt                      2,301,493           60,841
          John A. Thonet                    2,301,493           60,841

   (c) A proposal to adopt a 1996 Stock Option Plan was approved at the Annual Meeting. Votes cast at this meeting were 1,493,175 for, 266,903 shares against, and 2,831 shares abstaining.

ITEM 5 - OTHER INFORMATION:
          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

   (a)    Exhibit 11:  Computation of per share earnings.
          Exhibit 27: Financial Data Schedule (for electronic submission only).

   (b) During the quarter for which this report is filed, the Registrant filed the following reports under Form 8-K:

          Current report on Form 8-K dated October 17, 1995 covering Item 5 - Other Events and Item 7 - Exhibits.

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



                                                   HERLEY INDUSTRIES, INC.
                                                   -----------------------
                                                          Registrant




                                              BY:   /S/    Myron Levy
                                                  ------------------------
                                                    Myron Levy, President



                                              BY: /S/ Anello C. Garefino
                                                 ---------------------------
                                                      Anello C. Garefino,
                                                 Principal Financial Officer


DATE: March 4, 1996