Form 10-Q
period 1996-04-28
HERLEY INDUSTRIES INC /NEW
filed 1996-06-05
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the period ended: April 28, 1996
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............... to ...............
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          #23-2413500
- --------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S.  Employer
  incorporation or organization)                        Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                      17603
- ------------------------------------------                    ----------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code:              (717) 397-2777
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

As of June 3, 1996 - 2,798,106 shares of Common Stock.

                             HERLEY INDUSTRIES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL INFORMATION                                     PAGE

Item 1 - Financial Statements:

     Consolidated Balance Sheets  -
           April 28, 1996 and July 30, 1995                             2

     Consolidated Statements of Operations  -
           For the thirteen and thirty-nine weeks ended
           April 28, 1996 and April 30, 1995                            3

     Consolidated Statements of Cash Flows -
           For the thirty-nine weeks ended
           April 28, 1996 and April 30, 1995                            4

     Notes to Consolidated Financial Statements                         5

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7

PART II -  OTHER   INFORMATION                                          8

           Signatures                                                  10

           Computation of per share earnings                           11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    April 28,       July 30,
                                                      1996            1995
                                                    ---------      ---------
                                                    Unaudited       Audited
                                                    ---------      ---------
                       ASSETS
Current Assets:
   Cash and cash equivalents                     $    577,906    $    272,755
   Accounts receivable                              4,353,720       4,679,917
   Notes receivable-officers                        2,052,284            -
   Other receivables                                  172,575         163,402
   Inventories                                      8,284,569       9,330,053
   Prepaid expenses and other                       1,321,285       1,006,503
                                                   ----------      ----------
                 Total Current Assets              16,762,339      15,452,630
Property, Plant and Equipment, net                 12,889,055      13,775,710
Intangibles, net of amortization                    4,648,261       4,852,336
Available-for-sale Securities                       4,892,730       4,114,614
Other Investments                                   3,000,000       3,727,506
Other Assets                                          336,411         306,486
                                                   ----------      ----------
                                                 $ 42,528,796    $ 42,229,282
                                                   ==========      ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt             $    321,814    $    357,078
   Accounts payable and accrued expenses            7,103,189       7,644,148
   Income taxes payable                               268,127            -
   Reserve for contract losses                        500,210         496,000
   Advance payments on contracts                    2,247,884       1,476,640
                                                   ----------      ----------
                 Total Current Liabilities         10,441,224       9,973,866
                                                   ----------      ----------

Long-term Debt                                      9,175,000      10,525,000
Deferred Income Taxes                               1,487,073       1,282,179
Excess of fair value of net assets of business
   acquired over cost, net of amortization          1,095,375       1,460,500
                                                   ----------      ----------
                                                   22,198,672      23,241,545
                                                   ----------      ----------
Commitments and Contingencies
Shareholders' Equity:
   Common stock, $.10 par value; authorized
     10,000,000 shares; issued
     2,806,541 at April 28, 1996
     and 3,015,988 at July 30, 1995                   280,654         301,599
   Additional paid-in capital                      11,828,364      13,040,622
   Retained earnings                                8,450,973       5,620,516
                                                   ----------      ----------
                                                   20,559,991      18,962,737
   Less:
     Unrealized loss (gain) on available-for-sale
       securities                                      49,279         (25,000)
     Treasury stock, at cost, 19,700 shares           180,588            -
                                                   ----------      ----------
                 Total Shareholders' Equity        20,330,124      18,987,737
                                                   ----------      ----------
                                                 $ 42,528,796    $ 42,229,282
                                                   ==========      ==========

         The accompanying notes are an integral part of these financial statements.

                                HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Thirteen weeks ended           Thirty-nine weeks ended
                                                 --------------------           -----------------------
                                              April 28,        April 30,       April 28,       April 30,
                                                1996             1995            1996            1995
                                             ----------       ----------      ----------      ----------
Net sales                                  $  7,236,163     $  6,439,622    $ 21,496,209    $ 18,243,592
                                             ----------       ----------      ----------      ----------

Cost and expenses:
   Cost of products sold                      4,929,063        4,817,881      14,845,965      13,785,211
   Selling and administrative expenses        1,356,834        1,331,650       4,312,740       3,540,740
   Unusual items                                   -           4,870,800            -          5,447,005
                                             ----------       ----------      ----------      ----------
                                              6,285,897       11,020,331      19,158,705      22,772,956
                                             ----------       ----------      ----------      ----------

       Operating income (loss)                  950,266       (4,580,709)      2,337,504      (4,529,364)
                                             ----------       ----------      ----------      ----------

Other income (expense):
   Net gain (loss) on sale of marketable
       securities and other investments        (131,211)          62,430       1,033,786        (467,296)
   Dividend and interest income                 126,322           56,767         288,716         525,101
   Interest expense                            (167,900)        (220,226)       (613,449)       (743,652)
                                             ----------       ----------      ----------      ----------
                                               (172,789)        (101,029)        709,053        (685,847)
                                             ----------       ----------      ----------      ----------

       Income (loss) before income taxes        777,477       (4,681,738)      3,046,557      (5,215,211)

Income tax provision (benefit)                     -              77,000         216,100        (159,000)
                                             ----------       ----------      ----------      ----------

       Net income (loss)                   $    777,477     $ (4,758,738)   $  2,830,457    $ (5,056,211)
                                             ==========       ==========      ==========      ==========


Earnings (loss) per common and common
   equivalent share                              $.26           $(1.33)           $.86         $(1.29)
                                                  ===             ====             ===           ====

Earnings (loss) per common share -
   assuming full dilution                        $.25           $(1.33)           $.83         $(1.29)
                                                  ===            =====             ===           ====

Weighted average number of common and
   common equivalent shares outstanding       3,019,108        3,565,234       3,367,704       3,905,161
                                              =========        =========       =========       =========

Weighted average number of common shares
   outstanding - assuming full dilution       3,156,902        3,565,234       3,421,271       3,905,161
                                              =========        =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Thirty-nine weeks ended
                                                                                      -----------------------
                                                                                    April 28,         April 30,
                                                                                      1996              1995
                                                                                   -----------      -----------
Cash flows from operating activities:
      Net income (loss)                                                          $   2,830,457    $  (5,056,211)
                                                                                   -----------      -----------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                             1,165,013        1,576,583
           (Gain) loss on sale of marketable securities                             (1,033,786)         467,296
           Decrease (increase) in deferred tax assets                                  123,555         (323,811)
           Increase in deferred tax liabilities                                        130,855          186,218
           Litigation settlement                                                          -           5,447,005
           Changes in operating assets and liabilities:
                 Decrease in accounts receivable                                       326,197        1,252,902
                 (Increase) in notes receivable                                     (2,052,284)            -
                 Decrease (increase) in other receivables                               (9,173)         134,348
                 Decrease in inventories                                             1,045,484        1,888,684
                 (Increase) in prepaid expenses and other                             (314,782)         (37,134)
                 (Decrease) in accounts payable and accrued expenses                  (540,959)      (2,494,639)
                 Increase (decrease) in income taxes payable                           268,127         (124,865)
                 Increase (decrease) in reserve for contract losses                      4,210         (236,000)
                 Increase (decrease) in advance payments on contracts                  771,244       (1,368,150)
                 Other, net                                                            (53,999)            (585)
                                                                                   -----------      -----------
                      Total adjustments                                               (170,298)       6,367,852
                                                                                   -----------      -----------
           Net cash provided by operating activities                                 2,660,159        1,311,641
                                                                                   -----------      -----------

Cash flows from investing activities:
      Purchase of available-for-sale securities                                     (8,500,471)     (20,880,071)
      Purchase of other investment                                                  (2,000,000)            -
      Proceeds from sale of available-for-sale securities                            7,536,619       27,365,202
      Proceeds from sale of other investments                                        3,823,233             -
      Capital expenditures                                                            (415,334)        (114,751)
                                                                                   -----------      -----------
           Net cash provided by investing activities                                   444,047        6,370,380
                                                                                   -----------      -----------

Cash flows from financing activities:
      Borrowings under bank line of credit                                           7,875,000        1,818,102
      Proceeds from exercise of stock options                                           77,070             -
      Payments under lines of credit                                                (9,225,000)      (7,385,000)
      Payments of long-term debt                                                       (35,264)        (253,149)
      Purchase of treasury stock                                                    (1,490,861)      (2,039,683)
                                                                                   -----------      -----------
           Net cash used in financing activities                                    (2,799,055)      (7,859,730)
                                                                                   -----------      -----------

           Net increase (decrease) in cash and cash equivalents                        305,151         (177,709)
Cash and cash equivalents at beginning of period                                       272,755          539,729
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                       $     577,906    $     362,020
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 30, 1995) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. In November 1995, and March 1996 the Company lent $1,700,000 and $300,000 respectively, to certain officers, as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The loans are secured by 445,774 shares of common stock of the Company. The notes are due November 1996 and March 1997, respectively, and may be renewed by the Company for up to four additional one-year periods. Interest is payable at maturity at the average rate of interest paid by the Company on borrowed funds during the fiscal year. The pledge agreement also provides for the Company to have the right of first refusal to purchase the pledged securities, based on a formula as defined, in the event of the death or disability of the officer.

3.   Inventories at April 28, 1996 and July 30, 1995 are summarized as follows:

                                                April 28, 1996    July 30, 1995
                                                --------------    -------------

       Purchased parts and raw materials          $ 3,588,779      $ 5,749,455
       Work in process                              4,568,442        3,478,268
       Finished products                              127,348          102,330
                                                    ---------        ---------
                                                  $ 8,284,569      $ 9,330,053
                                                    =========        =========

4.   The following is a summary of available-for-sale securities:

                                              Gross      Gross     Estimated
                                           Unrealized Unrealized      Fair
                                  Cost        Gains     Losses        Value
                                ---------    -------    -------    ----------
     April 28, 1996
       Government bonds       $ 4,439,631   $ 15,848   $ 97,977   $ 4,357,502
       Other                      531,368       -          -          531,368
                                ---------     ------     ------     ---------
            Total debt
                securities      4,970,999     15,848     97,977     4,888,870
       Equity securities            3,860       -          -            3,860
                                ---------     ------     ------     ---------
                              $ 4,974,859   $ 15,848   $ 97,977   $ 4,892,730
                                =========     ======     ======     =========

     July 30, 1995
       Government bonds       $ 3,878,937   $ 72,968   $ 31,302   $ 3,920,603
       Other                      189,919       -          -          189,919
                                ---------     ------     ------     ---------
            Total debt
                securities      4,068,856     72,968     31,302     4,110,522
       Equity securities            4,092       -          -            4,092
                                ---------     ------     ------     ---------
                              $ 4,072,948   $ 72,968   $ 31,302   $ 4,114,614
                                =========     ======     ======     =========

     In April 1996 the Company invested $2,000,000 in M.D. Sass RE/ENTERPRISE-II, L.P., a Delaware limited partnership. The objective of the partnership is to achieve superior long-term capital appreciation through investments consisting primarily of securities of companies that are experiencing significant financial or business difficulties. This investment is carried at cost, which approximates market, in the consolidated financial statements at April 28, 1996 since the percentage of ownership is less than 3%. The Company liquidated $2,000,000 of its available-for-sale securities to fund this investment.

     As of December 31, 1995, the Company sold its investment and terminated its partnership interest in M.D. SASS RE/ENTERPRISE PARTNERS, L.P., a Delaware limited partnership for $3,823,233 realizing a gain of $1,095,727. The proceeds from the sale were temporarily invested in marketable securities.

     During the quarter ended October 29, 1995, the Company liquidated $1,100,000 of its available-for-sale securities and used the proceeds to purchase shares of its common stock in the open market. The Company purchased a total of 213,714 shares of its common stock during the quarter, all of which have been retired.

5. In January 1996, the Company entered into a revolving credit agreement with a new bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set biweekly at 1% over the bank's Federal Funds Rate (5.26% at April 28, 1996) applied to outstanding balances up to 80% of the net equity value of certain investments, and at the bank's Base Rate (9.25% at April 28, 1996) for outstanding balances in excess of this limit. The premium rate portion of the facility is secured by the marketable securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At April 28, 1996, stand-by letters of credit aggregating $3,325,273 were outstanding.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends.

6. On March 6, 1996, the Board of directors approved the purchase of an industrial parcel of land from the Chairman and principal shareholder of the Company for $940,000. The purchase price was based on two independent appraisals. A deposit of $94,000 was paid on April 11, 1996, and the balance will be paid at settlement on or before April 30, 1998. The land will be used for future expansion.

7.   Supplemental cash flow information is as follows:

                                             April 28, 1996  April 30, 1995
                                             --------------  --------------
            Cash paid during the period for:
                Interest                       $ 562,048       $ 696,114
                Income Taxes                      16,931         121,809

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
     As of April 28, 1996 and July 30, 1995, working capital was approximately $6,321,000 and $5,479,000, respectively, and the ratio of current assets to current liabilities was 1.61 to 1 and 1.55 to 1, respectively.

     In January 1996, the Company entered into a revolving credit agreement with a new bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility expires January 31, 1998. As of April 28, 1996 and July 30, 1995, the Company had borrowings outstanding of $5,650,000 and $7,000,000 (under a prior agreement), respectively.

     At April 28, 1996, the Company owned high grade investment securities having a market value of approximately $4,893,000, and cash and cash equivalents of approximately $578,000.

     The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

Results of Operations
- ---------------------
Thirteen weeks ended April 28, 1996 and April 30, 1995
- ------------------------------------------------------
     Net sales for the thirteen weeks ended April 28, 1996 increased by approximately $797,000 or 12% over the comparable period of the prior year due to an increase in flight instrumentation products net sales of approximately $1,190,000 of which the acquisition of Stewart Warner Electronics Co. contributed approximately $1,224,000; offset by a decrease in net sales of microwave components of approximately $393,000.

     Cost of products sold for the thirteen weeks ended April 28, 1996 decreased as a percentage of net sales from 75% in 1995 to 68% in 1996. This decrease is attributable to higher margins on foreign sales, which were approximately $1,734,000 in the quarter as compared to $1,184,000 in 1995, and increased absorption of fixed costs due to the increase in sales volume.

     There is no significant change in total selling and administrative expenses for the thirteen weeks ended April 28, 1996. Among the components of selling and administrative expenses, however, representative fees increased $29,000 in line with higher foreign sales, and in the third quarter 1995 there was a provision for customer disputed charges of $100,000. The acquisition of Stewart Warner added $71,000 in selling and administrative expenses.

     Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $253,000, and related expenses of $308,000.

     Other net expense for the thirteen weeks ended April 28, 1996 increased $72,000 from the comparable prior year period due to net losses on the sale of marketable securities of approximately $131,000 as compared to a gain in 1995 of $62,000; offset by an increase in investment income of $69,000 and a decrease in interest expense of $52,000.

     No income tax provision has been recorded in the thirteen weeks ended April 28, 1996 due to the anticipated utilization of net operating losses.

Thirty-nine weeks ended April 28, 1996 and April 30, 1995
- ---------------------------------------------------------
     Net sales for the thirty-nine weeks ended April 28, 1996 increased by approximately $3,253,000 or 18% over the comparable period of the prior year due to an increase in flight instrumentation products net sales of approximately $4,508,000 of which the acquisition of Stewart Warner Electronics Co. contributed approximately $3,324,000; offset by a decrease in net sales of microwave components of approximately $1,255,000.

     Cost of products sold for the thirty-nine weeks ended April 28, 1996 decreased as a percentage of net sales from 76% in 1995 to 69% in 1996. This decrease is attributable to higher margins on foreign sales, which were approximately $5,130,000 in the period as compared to $2,359,000 in 1995, and increased absorption of fixed costs due to the higher sales volume.

     Selling and administrative expenses for the thirty-nine weeks ended April 28, 1996 increased approximately $772,000 over the comparable period of the prior year, of which $278,000 is attributable to increased representative fees on foreign sales, and increases of $205,000 in personnel and related expenses, and outside services of $84,000; offset by a reduction in other expenses of $21,000. The third quarter of 1995 included a provision for customer disputed charges of $100,000. The acquisition of Stewart Warner added $326,000 in selling and administrative expenses in 1996. Legal fees were reclassified in the third quarter 1995 and included in the unusual item.

     Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $829,000, and related expenses of $308,000.

     Other income, net of interest expense, for the thirty-nine weeks ended April 28, 1996 increased $1,395,000 from the comparable prior year period due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,034,000 as compared to a loss in 1995 of $467,000, and a decrease in interest expense of $130,000; offset by a reduction in investment income of $236,000.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In April 1992, Litton Systems, Inc. Electron Devices Division ("Litton") commenced an action in the Essex Superior Court of Massachusetts against the Company (the "Litton Action") alleging, among other claims for relief, theft of trade secrets, unfair trade practices and related common law claims in connection with the defendants' alleged misappropriation of Litton's beacon magnetron drawings. In a jury trial which ended April 3, 1995, a verdict on liability was rendered against the Company and the other defendants. Prior to a separate, subsequent trial to determine damages, the Company settled the action on April 12, 1995 for the sum of $4,000,000, and agreed to the entry of an injunction precluding the use by the Company of the alleged misappropriated drawings in connection with the manufacture of beacon magnetrons. The settlement provides for two equal payments of $2,000,000 each without interest, the first of which was paid, and the second is due in July 1996.

     In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were combined into one matter and a consolidated Complaint. In April 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May 1995, the parties negotiated a tentative settlement of all claims in consideration for a payment of $450,000 subject to the negotiation and execution of a satisfactory Settlement Agreement and Court approval after notice to Class Members. A Stipulation of Settlement has been executed by the parties and is being submitted to the Court for approval after appropriate notice to Class Members.

     In May 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

     In or about March 1994, the principal selling shareholders of Carlton Industries, Inc. ("Carlton") and its subsidiary, Vega Precision Laboratories, Inc. ("Vega"), as claimants, commenced an arbitration proceeding before the American Arbitration Association in New York City pursuant to the terms of the Stock Purchase Agreement ("Agreement") by which the Company acquired the stock of Carlton and Vega. The claimants principally are seeking to recover damages for the Company's alleged failure to register timely the claimants' shares of the Company's common stock in accordance with the provisions of the Agreement and other breaches of the Agreement. The Company has denied and has contested vigorously the legitimacy of the claimants' claims and has interposed several counterclaims seeking indemnification under the Agreement against the principal selling shareholders, for damages suffered by the Company in an aggregate amount exceeding $1 million as a result of breaches of contractual representations. Hearings have been closed and final briefs were submitted. The matter has yet to be determined by the Arbitrators.

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

          None.

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



                                              HERLEY INDUSTRIES, INC.
                                              -----------------------
                                                     Registrant




                                              BY:   /s/  Myron Levy
                                                   -----------------------
                                                    Myron Levy, President



                                              BY:   /s/  Anello C. Garefino
                                                  ---------------------------
                                                       Anello C. Garefino
                                                  Principal Financial Officer


DATE: June 5, 1996