Form 10-K
period 1996-07-28
HERLEY INDUSTRIES INC /NEW
filed 1996-10-16
CIK 47035

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-K
(Mark One)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                         For the fiscal year ended July 28, 1996

                                            OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ...............to ...............

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

           Registrant's telephone number, including area code:(717) 397-2777

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                    Name of Exchange on which registered
                                                     None        None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $ .10 par value
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Based on the closing sale price of $9.125 as of October 4, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,913,005.

The number of shares outstanding of registrant's common stock, $ .10 par value was 2,938,522 as of October 4, 1996

Documents incorporated by reference:
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                  HERLEY INDUSTRIES, INC.

                                     TABLE OF CONTENTS


                                                                            Page
PART I
          Item 1   Business                                                  1
          Item 2   Properties                                                6
          Item 3   Legal Proceedings                                         6
          Item 4   Submission of Matters to a Vote of Security Holders       6

PART II
          Item 5   Market for Registrant's Common Equity and Related
                      Stockholder Matters                                    7
          Item 6   Selected Financial Data                                   7
          Item 7   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    8
          Item 8   Financial Statements and Supplementary Data              10
          Item 9   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   10
PART III
          Item 10  Directors and Executive Officers of the Registrant       10
          Item 11  Executive Compensation                                   10
          Item 12  Security Ownership of Certain Beneficial
                      Owners and Management                                 10
          Item 13  Certain Relationships and Related Transactions           10

PART IV
          Item 14  Exhibits, Financial Statement Schedules and Reports
                   on Form 8K                                               11

SIGNATURES                                                                  12

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

Since its inception in 1965, the Company has designed and manufactured microwave devices for use on various tactical military programs. In June 1986 the Company acquired a small engineering company engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June of 1993, the Company acquired Vega Precision Laboratories, Inc. ("Vega") of Vienna, Virginia, and moved the operations to Lancaster, Pennsylvania in October, 1993. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command & Control (MAGIC2) systems. In July, 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems.

With these recent acquisitions, the Company has reorganized into three operating facilities; HERLEY-VEGA SYSTEMS ("HVS"), operating in Lancaster, Pennsylvania; HERLEY-MDI ("MDI") operating in Woburn, Massachusetts, and Stewart Warner Electronics Co. ("SWE") operating in Chicago, Illinois. In January 1996 the Company created its Global Security Systems ("GSS") division, a marketing group, to serve the international marketplace.

The Company manufactures flight instrumentation products, encompassing transponder products and command & control systems; and microwave products including microwave integrated circuits ("MIC's"), receiver-protectors, and magnetrons. Revenues from flight instrumentation products accounted for approximately 69%, 58% and 62%, and revenues from microwave products accounted for approximately 31%, 42% and 38%, of net revenues for the fiscal years 1996, 1995 and 1994, respectively.

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


Command And Control Systems (C2S)

For over thirty years, Vega Precision Laboratories, (now part of HERLEY-VEGA SYSTEMS ("HVS") in Lancaster, Pennsylvania) has been a leader in the radar enhancement field. HERLEY-VEGA command and control systems have been used to remotely fly a large variety of unmanned aerial vehicles, typically missiles or aircraft used as target drones or Remote Piloted Vehicles (RPV's), and some surface targets. Operations have been conducted by many users on the open ocean, remote land masses, and instrumented test and training ranges. HERLEY-VEGA command and control systems are currently in service throughout the world, making HVS a primary supplier after three decades of experience and C2S specialization. The HERLEY-VEGA pulse-positioned-coded (PPC) concept enables the use of standard radar technology to track and control unmanned vehicles. Using the radar beacon mode, PPC pulse groups are transmitted and received for transfer of command and telemetry data while employing the location precision and advantages of radar techniques.

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

With the 1994 licensing of the MAGIC2 systems, HVS has significantly increased the selection of command and control systems it offers. The 6104 TTCS unit is a reliable line-of-sight C2 using system with a large installed base of equipment worldwide. HVS engineers and marketers are now able to offer the MAGIC2 system as a supplement to this installed base of equipment. The MAGIC2 affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The increasing interest by the U. S. Navy as well as foreign navies in littoral warfare scenarios can be ideally met by the use of the MAGIC2 system.

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

A growing part of MDI's business is the production of receiver protector devices. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar. With the contraction of the defense business, only two domestic primary producers of receiver protectors remain - HERLEY-MDI and C.P.I., Inc.

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

Backlog

The Company's backlog of firm orders was approximately $23,770,000 on July 28, 1996 ($13,632,000 in domestic orders and $10,138,000 in foreign orders) as compared to approximately $24,975,000 on July 30, 1995 ($17,754,000 in domestic orders and $7,221,000 in foreign orders). Approximately $17,000,000 of the backlog is expected to be shipped during the fiscal year ending August 3, 1997.

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

Product Development

The Company believes that its growth depends on its ability to constantly renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities rather than pure research. Several of the Company's officers and engineers have been involved at various times and in varying degrees in these activities. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,453,000, $970,000, and $1,367,000 in fiscal 1996, 1995, and 1994, respectively.

Competition

The flight instrumentation products which the Company manufactures are subject to varied competition dependent on the product and market serviced. Competition is generally based upon technology, design, price and past performance. Many of Herley's competitors are larger and may have greater financial resources than the Company. Competitors include Aydin Corporation, Lockheed Martin, Motorola, Inc., Microsystems, Inc, and AMP, Inc. Competition in follow-on procurements is generally limited after an initial award unless the original supplier has had performance problems.

Employees

As of October 1, 1996, the Company employed 222 full-time persons. A total of 159 employees were engaged in manufacturing, 29 in engineering, 13 in marketing, contract administration and field services and the balance in general and administrative functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including an incentive stock option plan.

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

Chicago, IL         Production, engineering and administration   9,700    Leased
---------------------------
       (1) The Company's executive offices occupy approximately 4,000 sq. ft. of space at this facility with engineering and administrative offices occupying 10,000 sq. ft. each. The Company believes that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were combined into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a settlement of all claims in consideration for a payment of $450,000 subject to Notice to the Class and Court approval. A hearing on the proposed settlement is scheduled for October 15, 1996.

In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. Cross motions for summary judgment have been filed and are pending before the Court. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

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
                                                                Common Stock
                                                                ------------
                                                              High         Low
                                                              ----         ---
    Fiscal Year 1995
        First Quarter..................................      5-1/2        3-5/8
        Second Quarter.................................      4-1/8        2-9/16
        Third Quarter .................................      3-13/16      1-3/4
        Fourth Quarter ................................      5-5/8        3-3/16

    Fiscal Year 1996
        First Quarter..................................       6-1/8       4-7/8
        Second Quarter.................................       8-1/4       5-1/8
        Third Quarter .................................     10-5/8        7
        Fourth Quarter ................................     12-1/4        8

        The closing price on October 4, 1996 was $9.125.

      (b) As of October 4, 1996, there were approximately 1,000 record holders of the Company's Common Stock.
      (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two years.

     Item 6.  Selected Financial Data

                                                                   52 Weeks ended
                                                  ------------------------------------------------
                                              July 28,    July 30,    July 31,    August 1,   August 2,
                                                1996        1995        1994        1993        1992
                                                ----        ----        ----        ----        ----

Net Revenues                                $ 29,001,404  24,450,267  30,508,211  21,334,985  14,880,260
Earnings (loss) from continuing operations  $  3,668,956  (4,890,166)  1,861,429   1,391,098   2,495,960
Loss from discontinued operations           $      -           -           -      (2,463,642)   (261,577)
Cumulative effect of
     accounting change                      $      -           -           -       2,081,028       -
                                              ----------  ----------  ----------  ----------  ----------
Net Income (loss)                           $  3,668,956  (4,890,166)  1,861,429   1,008,484   2,234,383
                                              ==========  ==========  ==========  ==========  ==========
Earnings (loss) per common
    and common equivalent share:
Continuing operations                           $ 1.15       (1.31)        .44         .35         .73
Discontinued operations                            -           -            -         (.62)       (.07)
Change in accounting                               -           -            -          .53          -
                                                  ----        ----         ---         ---         ---
Net Income (loss)                               $ 1.15       (1.31)        .44         .26         .66
                                                  ====        ====         ===         ===         ===

Total Assets                                $ 42,508,942  42,229,282  53,752,454  58,813,878  31,972,809

Total Current Liabilities                   $  7,559,306   9,973,866  10,217,598  14,369,213   3,116,177
Long-Term Debt
    net of current portion                  $ 11,021,000  10,525,000  14,822,834  14,054,128   4,270,000

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Liquidity and Capital Resources

As of July 28, 1996 and July 30, 1995, working capital was approximately $8,704,000 and $5,479,000, respectively, and the ratio of current assets to current liabilities was 2.15 to 1 and 1.55 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,480,000 in 1996, and $1,477,000 in 1995.

Net cash provided from operations was approximately $4,687,000 in 1996. The Company used approximately $4,013,000 in financing activities primarily for the payment of the litigation settlement of $2,000,000, and the purchase of treasury stock for $1,734,000.

Net cash provided from investing activities of approximately $7,469,000 in 1995 results primarily from the liquidation of $8,105,000 of the Company's marketable securities. The Company used the proceeds from the sales of securities to pay down $6,000,000 of its long term bank debt, and $2,105,000 for the purchase of treasury stock.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1998. As of July 28, 1996 and July 30, 1995, the company had borrowings outstanding of $6,950,000 and $7,000,000, respectively.

The Company paid the final installment of $2,000,000 in July 1996 to Litton Systems, Inc. Electron Devices Division in connection with the settlement of an action brought against the Company in April, 1992. The Company borrowed the funds under its credit facility to satisfy this obligation.

During the year the Company acquired 270,339 shares of its outstanding common stock for $1,734,233 through open market purchases, and 215,959 shares, valued at $2,483,552, in connection with the cashless exercise of stock options.

At July 28, 1996, the Company owned high grade investment securities having a market value of approximately $4,912,000, and cash and cash equivalents of approximately $1,104,000. In September 1996 the investment securities were sold and the proceeds were used to reduce outstanding bank debt.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Results of Operations

    Fiscal 1996 Compared to Fiscal 1995

Net sales for the 52 weeks ended July 28, 1996 were approximately $29,001,000 compared to $24,450,000 for fiscal 1995. The sales increase of $4,551,000
(18.6%) is attributable to an increase of approximately $5,845,000 in flight instrumentation products, of which Stewart Warner Electronics Co., acquired in July 1995, contributed $4,321,000; offset by a decrease of $1,294,000 in microwave components.

Gross profit of 31.7% for the 52 weeks ended July 28, 1996 exceeded the prior year of 25.9% due to an increase of $2,648,000 in higher margin foreign sales from $3,908,000 in 1995 to $6,556,000 in 1996, as well as an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 52 weeks ended July 28, 1996 were $5,832,000 compared to $5,072,000 for fiscal 1995, an increase of $760,000 of which $388,000 is attributable to increased representative fees on foreign sales, an increase of $233,000 in personnel and related expenses and other expenses of $46,000; offset by the reduction of $150,000 in the provision for customer disputed charges, and decreases in group insurance of $90,000, depreciation of $69,000 and outside services of $48,000. The addition of Stewart Warner Electronics Co. added $450,000 in selling and administrative expenses in fiscal 1996.

Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $829,000, and related expenses of $308,000.

Other income (expense) for the 52 weeks ended July 28, 1996 increased $1,100,000 from the prior year due to net gains on available-for-sale securities and other long-term investments of $898,000 as compared to losses of $356,000 in 1995, and a decrease in interest expense of $88,000; offset by decreased dividend and interest income of $242,000.

The effective tax rate in 1996 was 2.7%. The 1996 tax provision reflects the utilization of prior year net operating loss carryforwards. No income tax benefit was recorded in 1995 due to an increase in the valuation allowance. The valuation allowance has been provided relating to that portion of net operating loss carryforwards which management believes may expire unutilized.

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

No income tax benefit was recorded in 1995. A valuation allowance has been provided relating to that portion of net operating loss carryforwards which management believes may expire unutilized.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in December 1996, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended July 28, 1996.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

  3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
  3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160).
  4.1 Convertible Note issued to certain officers and directors, including Form of Warrant (Exhibit 4.1 of Annual Report on Form 10-K for the fiscal year ended July 31, 1989).
 10.1     1996 Stock Option Plan.
 10.2 (a) Employment Agreement with Lee N. Blatt as modified, (Exhibit 10 of Report on Form 8-K dated June 11, 1984 and Exhibit 10 of Report on Form 8-K dated May 19, 1988).
      (b) Modification Agreement to Employment Agreement with Lee N. Blatt dated February 1, 1990 and
          July 31, 1990, (Exhibit 10.3(b) of Annual Report on Form 10-K for the fiscal year ended July 31, 1990).
      (c) Modification Agreement to Employment Agreement with Lee N. Blatt dated as of April 1, 1992, (Exhibit 10.4(c) of Annual Report on Form 10-K for the fiscal year ended August 2, 1992).
      (d) Modification Agreement to Employment Agreement with Lee N. Blatt dated November 30, 1992, (Exhibit 10(a) of Report on Form 8-K dated November 30, 1992).
 10.3 (a) Employment Agreement with Myron Levy (Exhibit 10 of Report on Form 8-K dated October 6, 1988).
      (b) Modification Agreement to Employment Agreement with Myron Levy dated February 1, 1990, (Exhibit 10.4(b) of Annual Report on Form 10-K for the fiscal year ended July 31, 1990).
      (c) Modification Agreement to Employment Agreement with Myron Levy dated as of April 1, 1992, (Exhibit 10.4(c) of Annual Report on Form 10-K for the fiscal year ended August 2, 1992).
      (d) Modification Agreement to Employment Agreement with Myron Levy dated November 30, 1992, (Exhibit 10(c) of Report on Form 8-K dated November 30, 1992).
 10.4 (a) Employment Agreement with Gerald I. Klein dated April 1, 1990, (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 31, 1990).
      (b) Employment Agreement with Gerald I. Klein dated January 1, 1992, (Exhibit 10.7 of Form S-2 Registration Statement No. 33-44959).
      (c) Modification Agreement to Employment Agreement with Gerald I. Klein dated November 30, 1992, (Exhibit 10(b) of Report on Form 8-K dated November 30, 1992).
 10.5 Loan Agreement between Registrant and Allstate Municipal Income Opportunities Trust (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 31, 1989).
 10.6 Asset Purchase Agreement dated as of September 1, 1992 between Micro-Dynamics, Inc. and Herley Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated October 22, 1992).
 10.7 Stock Purchase Agreement dated as of June 1, 1993 between Herley Industries, Inc., Herley Interim Corp., Milton C. Barnard, Edward M. Webber, Marvin Adler and Carlton Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated June 18, 1993).
 11.       Computation of per share earnings.
 23.       Consent of Independent Public Accountants.
 27.       Financial Data Schedule (for electronic submission only).

(b)  Financial Statements

     See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K
     None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8 day of October, 1996.

                                        HERLEY  INDUSTRIES,  INC.


                                        By:   /S/  Lee N. Blatt
                                           -----------------------------------
                                           Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 8, 1996 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt
   ---------------------                Chairman of the Board
       Lee N. Blatt                     (Principal Executive Officer)

By:    /S/  Myron Levy
   -------------------                  President and Director
     Myron Levy

By:    /S/  Gerald I. Klein
   ------------------------             Chief Technical Officer and Director
      Gerald I. Klein

By:    /S/  Anello C. Garefino
   ---------------------------          Vice President Finance, CFO, Treasurer
      Anello C. Garefino                (Principal Financial Officer)

By:    /S/  David H. Lieberman
   ---------------------------          Director
      David H. Lieberman

By:    /S/  Thomas J. Allshouse
   ----------------------------         Director
      Thomas J. Allshouse

By:    /S/  John A. Thonet
   -----------------------              Director
        John A.  Thonet

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS...............................    F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets, July 28, 1996 and  July 30, 1995........    F-4

   Consolidated Statements of Operations for the 52 Weeks Ended
     July 28, 1996, July 30, 1995 and July 31, 1994......................   F-5

   Consolidated Statements of Shareholders' Equity for the 52 Weeks Ended
      July 28, 1996, July 30, 1995 and July 31, 1994.....................   F-6

   Consolidated Statements of Cash Flows for the 52 Weeks Ended
     July 28, 1996, July 30, 1995 and July 31, 1994......................   F-7

   Notes to Consolidated Financial Statements............................   F-8



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.


We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries as of July 28, 1996, and July 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the 52 weeks ended July 28, 1996 and July 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the 52 weeks ended July 31, 1994, were audited by other auditors whose report dated October 13, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 28, 1996, and July 30, 1995, and the consolidated results of their operations and cash flows for the 52 weeks ended July 28, 1996, and July 30, 1995 in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP



Lancaster, PA
 September 27, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Herley Industries, Inc. and Subsidiaries for the 52 weeks ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Herley Industries, Inc. and Subsidiaries and their consolidated cash flows for the 52 weeks ended July 31, 1994 in conformity with generally accepted accounting principles.


                                             WOLINETZ, GOTTLIEB & LAFAZAN, P. C.

Rockville Centre, New York
October 13, 1994

                                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                 July 28,        July 30,
                                                                                   1996            1995
                                                                                -----------    -----------

                           ASSETS
Current Assets:
        Cash and cash equivalents                                             $   1,104,445  $     272,755
        Accounts receivable                                                       3,249,225      4,679,917
        Notes receivable-officers                                                 2,083,543          -
        Other receivables                                                           124,992        163,402
        Inventories                                                               8,010,687      9,330,053
        Deferred taxes and other                                                  1,689,988      1,006,503
                                                                                -----------    -----------
                                  Total Current Assets                           16,262,880     15,452,630
Property, Plant and Equipment, net                                               12,579,044     13,775,710
Intangibles, net of amortization of $861,650 in 1996
        and $589,550 in 1995                                                      4,580,236      4,852,336
Available-for-sale Securities                                                     4,912,387      4,114,614
Other Investments                                                                 3,000,000      3,727,506
Other Assets                                                                      1,174,395        306,486
                                                                                ===========    ===========
                                                                              $  42,508,942  $  42,229,282
                                                                                ===========    ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                                     $     300,000  $     357,078
        Accounts payable and accrued expenses                                     5,123,868      7,644,148
        Income taxes payable                                                        166,295          -
        Reserve for contract losses                                                 489,110        496,000
        Advance payments on contracts                                             1,480,033      1,476,640
                                                                                -----------    -----------
                                  Total Current Liabilities                       7,559,306      9,973,866
Long-term Debt                                                                   11,021,000     10,525,000
Deferred Income Taxes                                                             1,923,058      1,282,179
Excess of fair value of net assets of business
        acquired over cost, net of amortization of
        $486,833 in 1996                                                            973,667      1,460,500
                                                                                -----------    -----------
                                                                                 21,477,031     23,241,545
                                                                                -----------    -----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          10,000,000 shares; issued and outstanding
          2,936,122 in 1996 and 3,015,988 in 1995                                   293,612        301,599
        Additional paid-in capital                                               11,448,827     13,040,622
        Retained earnings                                                         9,289,472      5,620,516
                                                                                -----------    -----------
                                                                                 21,031,911     18,962,737
        Unrealized gain on available-for-sale
          securities                                                                  -             25,000

                                                                                -----------    -----------
                                  Total Shareholders' Equity                     21,031,911     18,987,737

                                                                                ===========    ===========
                                                                              $  42,508,942  $  42,229,282
                                                                                ===========    ===========

        The  accompanying   notes  are  an  integral  part  of  these  financial
statements.


                                                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                52 weeks ended
                                                                        -----------------------------
                                                                    July 28,       July 30,       July 31,
                                                                      1996           1995           1994
                                                                  -----------    -----------    -----------

Net sales                                                       $  29,001,404  $  24,450,267  $  30,508,211
                                                                  -----------    -----------    -----------

Cost and expenses:
      Cost of products sold                                        19,798,692     18,117,874     19,624,788
      Selling and administrative expenses                           5,831,830      5,071,840      7,743,059
      Unusual items                                                 -              5,447,005        745,663
                                                                  -----------    -----------    -----------
                                                                   25,630,522     28,636,719     28,113,510
                                                                  -----------    -----------    -----------

           Operating income (loss)                                  3,370,882     (4,186,452)     2,394,701
                                                                  -----------    -----------    -----------

Other income (expense):
      Net gain (loss) on available-for-sale
           securities and other investments                           897,919       (355,709)       523,612
      Dividend and interest income                                    376,007        617,645        799,478
      Other income                                                  -              -                155,996
      Interest expense                                               (873,452)      (961,650)    (1,336,358)
                                                                  -----------    -----------    -----------
                                                                      400,474       (699,714)       142,728
                                                                  -----------    -----------    -----------

           Income (loss) before income taxes                        3,771,356     (4,886,166)     2,537,429
Provision for income taxes                                            102,400          4,000        676,000
                                                                  -----------    -----------    -----------

           Net income (loss)                                    $   3,668,956  $  (4,890,166) $   1,861,429
                                                                  ===========    ===========    ===========


Earnings (loss) per common and common
      equivalent share                                              $ 1.15          $(1.31)        $ .44
                                                                      ====            ====          ====

Weighted average number of common and
      common equivalent shares outstanding                          3,190,339      3,734,151      4,276,422
                                                                  ===========      =========      =========


      The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          52 weeks ended July 28, 1996, July 30, 1995 and July 31, 1994

                                                                                     Unrealized
                                                                                     Gain (Loss)
                                                             Additional             on Available-
                                             Common Stock      Paid-in    Retained     for-sale      Treasury
                                 Shares         Amount         Capital    Earnings    Securities      Stock            Total
                                 ------         ------         -------    --------    ----------      -----            -----
Balance at August 1, 1993        4,273,189     $  427,319    18,166,054   8,649,253    (60,610)         -         $ 27,182,016

Net income                                                                1,861,429                                  1,861,429
Decrease in market value
  of non-current
  marketable securities                                                               (140,507)                       (140,507)
Cancellation of common stock
  in connection with
  business acquired                (35,000)        (3,500)     (272,125)                                               (275,625)
Common stock issued
  as compensation                    1,000            100         6,525                                                  6,625
Exercise of stock options           39,000          3,900        88,920                                                 92,820
Purchase of 102,500 shares
  of treasury stock                                                                                    (445,620)      (445,620)

                                ----------        -------    ----------  ----------    --------       ---------     ----------
Balance at July 31, 1994         4,278,189     $  427,819    17,989,374  10,510,682   (201,117)        (445,620)  $ 28,281,138

Net (loss)                                                               (4,890,166)                                (4,890,166)
Issuance of common stock            35,000          3,500        99,313                                                102,813
Unrealized gain on
  available-for-sale
  securities                                                                           226,117                         226,117
Purchase of 1,194,701 shares
  of treasury stock                                                                                  (4,732,165)    (4,732,165)
Retirement of 1,297,201 shares
  of treasury stock             (1,297,201)      (129,720)   (5,048,065)                              5,177,785          -

                                ----------        -------    ----------  ----------    -------        ----------    ----------
Balance at July 30, 1995         3,015,988     $  301,599    13,040,622   5,620,516     25,000            -       $ 18,987,737

Net income                                                                3,668,956                                  3,668,956
Exercise of stock options          406,432         40,643     2,577,360                                              2,618,003
Unrealized loss on
  available-for-sale
  securities                                                                           (25,000)                        (25,000)
Purchase of 486,298 shares
  of treasury stock                                                                                  (4,217,785)    (4,217,785)
Retirement of treasury shares     (486,298)       (48,630)   (4,169,155)                              4,217,785          -

                                ----------        -------    ----------  ----------    -------        ---------     ----------
Balance at July 28, 1996         2,936,122     $  293,612    11,448,827   9,289,472       -               -       $ 21,031,911
                                ==========        ========   ==========  ==========    =======        =========     ==========


The accompanying notes are an integral part of these financial statements.

                                HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  52 weeks ended
                                                                         --------------------------------
                                                                     July 28,        July 30,         July 31,
                                                                       1996            1995             1994
                                                                   -----------     -----------      -----------
Cash flows from operating activities:
      Net Income (loss)                                          $   3,668,956   $  (4,890,166)   $   1,861,429
                                                                   -----------     -----------      -----------
      Adjustments  to  reconcile  net  income  (loss)
       to net cash  provided  by operations:
           Depreciation and amortization                             1,563,354       2,116,233        2,085,245
           (Gain) loss on sale of available-for-sale
               securities and other investments                     (1,018,643)        355,709         (595,334)
           Decrease (increase) in deferred tax assets                 (393,389)        596,055         (421,215)
           Increase in deferred tax liabilities                        376,723         255,240          623,522
           Common stock issued as compensation                           -               -                6,625
           Unrealized loss on available-for-sale securities            121,550           -               71,721
           Unusual item                                                  -           5,447,005            -
           Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable            1,430,692       1,285,694         (645,786)
               (Increase) in notes receivable-officers              (2,083,543)          -                -
               Decrease (increase) in other receivables                 38,410         136,635           69,584
               Decrease (increase) in inventories                    1,319,366       2,208,137        1,260,010
               Decrease (increase) in prepaid expenses
                    and other                                          (25,940)       (753,838)       1,198,343
               (Decrease) in accounts payable and
                    accrued expenses                                  (513,649)     (3,879,974)      (1,604,711)
               Increase (decrease) in income taxes payable             166,295        (162,543)         162,543
               (Decrease) in reserve for contract losses                (6,890)         (4,000)      (2,129,113)
               Increase (decrease) in advance payments
                    on contracts                                         3,393      (1,397,334)      (1,034,346)
               Other, net                                               40,000         153,335         (126,457)
                                                                   -----------     -----------      -----------
                    Total adjustments                                1,017,729       6,356,354       (1,079,369)
                                                                   -----------     -----------      -----------
           Net cash provided by operations                           4,686,685       1,466,188          782,060
                                                                   -----------     -----------      -----------

Cash flows from investing activities:
      Purchase of available-for-sale securities
           and other investments                                   (11,077,331)    (22,766,138)     (32,674,407)
      Proceeds from sale of available-for-sale securities
           and other investments                                    11,879,157      30,417,016       32,178,382
      Capital expenditures                                            (643,330)       (182,241)        (936,314)
                                                                   -----------     -----------      -----------
           Net cash provided by (used in) investing activities         158,496       7,468,637       (1,432,339)
                                                                   -----------     -----------      -----------

Cash flows from financing activities:
      Borrowings under bank line of credit                           9,875,000       4,044,668        4,174,316
      Proceeds from exercise of stock options                          134,451           -               92,820
      Payments under lines of credit                               (10,200,000)     (8,025,000)      (2,500,000)
      Payments under litigation settlement                          (2,000,000)     (2,000,000)           -
      Payments of long-term debt                                       (88,709)       (512,735)        (727,223)
      Purchase of treasury stock                                    (1,734,233)     (2,708,732)        (445,620)
                                                                   -----------     -----------      -----------
           Net cash provided by (used in) financing activities      (4,013,491)     (9,201,799)         594,293
                                                                   -----------     -----------      -----------

           Net increase (decrease) in cash and cash equivalents        831,690        (266,974)         (55,986)
Cash and cash equivalents at beginning of period                       272,755         539,729          595,715
                                                                   -----------     -----------      -----------

Cash and cash equivalents at end of period                       $   1,104,445   $     272,755    $     539,729
                                                                   ===========     ===========      ===========
Supplemental cash flow information:
      Cashless exercise of stock options                         $   2,483,552
                                                                   ===========
      Intangibles arising from basis differences in connection
           with acquisitions                                                                      $  (2,540,948)
                                                                                                    ===========
      Liabilities assumed in connection with acquisition                         $     915,000
                                                                                   ===========
      Cancellation of 35,000 shares of common stock
           reclassified as an accrued liability                                                   $     275,625

                                                                                                    ===========

The accompanying notes are an integral part of these financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Nature of Operations

      The Company principally designs, manufactures and sells flight instrumentation products, primarily to aerospace companies, the U.S. government, and several foreign governments. One of the Company's main products is a variety of transponders which are used to enhance radar signals to accurately track the flight of space launch vehicles and aircraft.

2.    Fiscal Year

      The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal years 1994 through 1996 consisted of 52 weeks.

3.    Basis of Financial Statement Presentation

      The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

4.    Revenue and Cost Recognition

      Under fixed-price contracts, sales and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the
      U. S. Government), which include non-recurring billable engineering are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts, principally shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on direct labor dollars). Losses on contracts are recorded when first reasonably determined.

      Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

5.    Inventories

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

6.    Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are recorded in income.

7.    Intangibles

      Intangibles are comprised of customer lists, installed products base, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisition of Vega Precision Laboratories, Inc. in 1993. Intangibles are being amortized over twenty years.

      The carrying amount of intangibles is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three years ended July 28, 1996, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

8.    Marketable Securities

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

9.    Other Investments

      The Company is a limited partner in certain nonmarketable limited partnerships in which it owns approximately a 10% interest. The Company has no ability to influence the operating or financial policies of the partnership. These investments are carried at cost, adjusted for any permanent impairment in value.

10.   Income Taxes

      Income taxes are accounted for by the asset/liability approach in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from temporary differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

11.   Earnings Per Common Share

      Earnings  per  common  share and common  equivalent  share is based on the weighted average number of outstanding shares of common stock including common stock equivalents (options and warrants) as determined under the treasury stock method as follows: 3,190,339 shares in 1996; 3,734,151 shares in 1995; and 4,276,422 shares in 1994.

12.   Cash and Cash Equivalents

      For purposes of the statement of cash flows, short-term investments which have a maturity of ninety days or less at the date of acquisition are considered cash equivalents.

13.   Product Development

      The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,453,000, $970,000, and $1,367,000 in fiscal 1996, 1995, and 1994, respectively.

14.   New Accounting Standards

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

NOTE B - ACQUISITIONS AND DISPOSALS

      In July 1995, the Company entered into an agreement effective as of the close of business June 30, 1995, to acquire certain assets and the business (consisting principally of inventories and trade receivables) of Stewart Warner Electronics Corporation, a Delaware corporation. The transaction, which closed on July 28, 1995, provided for the payment of $250,000 in cash and the assumption of approximately $915,000 in liabilities and has been accounted for by the purchase method. The acquisition resulted in excess of fair value over cost of net assets acquired of $1,460,500 which is being amortized over a three-year period.

NOTE C - NOTES  RECEIVABLE-OFFICERS

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

NOTE D - INVENTORIES

      The major components of inventories are as follows:

                                                    July 28,            July 30,
                                                      1996                 1995
         Purchased parts and raw materials        $ 3,358,256        $ 5,749,455
         Work in process                            4,580,538          3,478,268
         Finished products                             71,893            102,330
                                                  $ 8,010,687        $ 9,330,053

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

      The following is a summary of available-for-sale securities:

                                               Gross        Gross     Estimated
                                            Unrealized   Unrealized     Fair
                                Cost           Gains       Losses       Value
                                ----           -----       ------       -----
    July 28, 1996
      Government bonds    $ 3,783,402      $    -        $    -      $ 3,783,402
      Other                 1,125,700           -             -        1,125,700
                            ---------         ------        ------     ---------
         Total              4,909,102           -             -        4,909,102
      Equity securities         3,285           -             -            3,285
                            ---------         ------        ------     ---------
                          $ 4,912,387      $    -        $    -      $ 4,912,387
                            =========         ======        ======     =========

    July 30, 1995
      Government bonds    $ 3,878,937      $  72,968      $ 31,302   $ 3,920,603
      Other                   189,919           -             -          189,919
                            ---------         ------        ------     ---------
         Total              4,068,856         72,968        31,302     4,110,522
      Equity securities         4,092           -             -            4,092
                            ---------         ------        ------     ---------
                          $ 4,072,948      $  72,968      $ 31,302   $ 4,114,614
                            =========         ======        ======     =========

      In September 1996 the Company liquidated its available-for-sale securities for approximately $4,912,000 and used the proceeds to reduce its long-term bank debt. A provision for unrealized losses of $121,550 is included in the statement of operations.

NOTE F - OTHER INVESTMENTS

      In December 1995 the Company sold its investment and terminated its limited partnership interest in M.D. Sass Re/Enterprise Partners, L.P., a Delaware limited partnership for $3,823,233 realizing a gain of $1,095,727.

      In April 1996 the Company acquired a limited partnership interest in M.D. Sass Re/Enterprise-II, L.P., a Delaware limited partnership for $2,000,000. The objective of the partnership is to achieve superior long-term capital appreciation through investments consisting primarily of securities of companies that are experiencing significant financial or business difficulties. At July 28, 1996 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be redeemed, based upon its proportionate share of partnership capital, upon ninety-days notice to the managing general partner.

      Redemptions are generally made as of the last day of a fiscal quarter. The estimated fair market value, as determined by the general partner, at July 28, 1996 was $2,002,838.

      In July 1994 the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 28, 1996 and July 30, 1995 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The estimated fair market value, as determined by the general partner, at July 28, 1996 and July 30, 1995 was $1,247,313 and $1,104,243
      respectively.

      These investments are carried at cost in the consolidated financial statements at July 28, 1996 and July 30, 1995.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are comprised of the following:

                                            July 28,     July 30,    Estimated
                                              1996         1995      Useful Life
                                              ----         ----      -----------
      Land                              $   880,270   $   880,270
      Building and building
          improvements                    5,362,409     5,310,925   10-40 years
      Machinery and equipment            16,788,901    16,329,395    5-8  years
      Furniture and fixtures                494,056       492,597    5-10 years
      Automotive equipment                     -           30,243     3   years
      Tools                                  24,869        24,869     5   years
      Leasehold improvements                288,757       251,876    5-10 years
                                         ----------    ----------
                                         23,839,262    23,320,175
      Less accumulated depreciation      11,260,218     9,544,465
                                         ----------     ---------
                                        $12,579,044   $13,775,710
                                         ==========    ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

      Rent expense for the 52 weeks ended July 28, 1996, July 30, 1995 and July 31, 1994 was approximately $284,600, $158,000, and $584,000 respectively.
      Rent expense in 1994 includes $308,000 for a facility formerly occupied by Vega Precision Laboratories, Inc. This lease was terminated in December, 1993.

      Minimum annual rentals under noncancellable leases are as follows:

                                                            Amount
                          Year ending fiscal 1997         $172,000
                                             1998          147,800
                                             1999          116,900
                                             2000           66,900

      Employment Agreements

      The  Company  has  employment   agreements  with  various  executives  and
      employees of the Company, which, as amended, expire at various dates through December 31, 2002, subject to extension each January 1 for six years from that date not to extend, in any event, beyond December 31, 2006 . These agreements provide for aggregate annual salaries of $1,185,000. Certain agreements provide for an annual increment equal to the greater of a cost of living adjustment based on the consumer price index or 10%, and also provide for incentive compensation related to pretax income. Incentive compensation in the amount of $446,750 has been accrued for the fiscal year ended July 28, 1996. No incentive compensation was due for the fiscal year ended July 30, 1995. Incentive compensation for the year ended July 31, 1994 was waived by these executives.

      Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment. As of July 28, 1996, the amount payable in the event of such termination would be approximately $2,013,500.

      One of the employment contracts, as amended November 30, 1992, provides for a consulting agreement commencing January 1, 1998 and terminating December 31, 2010 at the annual rate of $100,000

      Litigation

      In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were combined into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a settlement of all claims in consideration for a payment of $450,000 subject to Notice to the Class and Court approval. A hearing on the proposed settlement is scheduled for October 15, 1996.

      In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under
      Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. Cross motions for summary judgment have been filed and are pending before the Court. The Company believes it has a meritorious defense and intends to vigorously defend against the action.

      In July 1996, the Company was notified by the American Arbitration Association of the decision of the arbitrators in an action commenced in March 1994 by the principal selling shareholders of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. According to the award, the Company was to pay to the claimants the sum of $1,052,900, inclusive of interest. Correspondingly, the claimants were to pay the Company the sum of $277,719, inclusive of interest. The Company paid $775,181 to claimants, representing the difference between the award to the claimants and the award to the Company, in August, 1996. The award to the claimants was offset by $593,162 otherwise payable to one of the selling shareholders.

      The Company is also involved in other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation, including actions described above, will not have a material adverse effect on the Company's financial position or results of operations.

      Stand-by Letters of Credit

      The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 1998. At July 28, 1996 stand-by letters of credit aggregating $1,526,292 were outstanding under this facility.

NOTE I - INCOME TAXES

      Income tax provision consisted of the following:

                                                     52 Weeks ended
                                             -----------------------------
                                         July 28,      July 30,       July 31,
                                           1996          1995           1994
                                           ----          ----           ----
           Current
               Federal                 $  90,000       $  -          $    -
               State                      12,400          -            236,000
           Deferred, Federal
               and State                 -               4,000         440,000
                                         -------         -----         -------
                                       $ 102,400       $ 4,000       $ 676,000
                                         =======         =====         =======

       The Company paid income taxes of approximately $19,000 in 1996, $122,000 in 1995, and $77,000 in 1994. The following is a reconciliation of the
       U. S. statutory income tax rate and the effective tax rate on pretax income:
                                                     52 weeks ended
                                               --------------------------
                                           July 28,     July 30,     July 31,
                                             1996         1995         1994
                                             ----         ----         ----
        U.S. Federal statutory rate          34.0 %      (34.0) %      34.0 %
        State taxes, net of
           federal tax benefit                0.2           -           6.2
        Alternative minimum tax               2.4           -            -
        Benefit of net operating loss
           carryforward                     (35.2)          -         (10.8)
        Non-taxable income                     -            -          (9.2)
        Non-deductible expenses               1.3           -            -
        Increase in valuation allowance        -          34.0           -
        Other, net                             -            -          (6.4)
                                             ----         ----         ----
          Effective tax rate                  2.7 %         -   %      26.6 %
                                             ====         ====         ====

      The effective tax rate in 1996 was 2.7%. The 1996 tax provision reflects the utilization of prior year net operating loss carryforwards. No income tax benefit was recorded in 1995 due to an increase in the valuation allowance. A valuation allowance has been provided to reduce deferred tax assets to their net realizable value for amounts which management believes may expire unutilized. The uncertainty that past performance will be indicative of future earnings due to the unpredictable nature of the industry in which the Company operates was a determining factor in assessing the need for a valuation allowance.

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

      As of July 28, 1996, the Company has net operating loss  carryforwards for
      Federal  income  tax  purposes  of  approximately   $8,181,000,  of  which
      $1,134,000 expires in 2008, $2,843,000 in 2009, and $4,204,000 in 2010.

      Components of deferred tax assets and liabilities are as follows:

                                     July 28, 1996           July 30, 1995
                                     -------------           -------------
                                 Deferred     Deferred   Deferred     Deferred
                                    Tax         Tax         Tax          Tax
                                  Assets     Liabilities  Assets     Liabilities
                                  ------     -----------  ------     -----------

        Intangibles             $  807,537   $   -      $     -      $   73,687
        Alternative minimum tax    176,707       -          86,707         -
        Accrued vacation pay       118,104       -         126,231         -
        Accrued bonus              243,760       -            -            -
        Warranty costs             220,000       -            -            -
        Inventory                  910,081       -         503,360         -
        Depreciation                  -       1,923,058       -       1,455,982
        Net operating loss
         carryforwards           2,781,480       -       4,209,952         -
        Litigation settlement      495,080       -         880,000         -
        Contract losses            215,208       -         218,240         -
        Other                       97,645       -         171,600       16,666
                                 6,065,602    1,923,058  6,196,090    1,546,335
                                 ---------    ---------  ---------    ---------
        Valuation allowance      4,454,627       -       4,978,504         -
                                 ---------    ---------  ---------    ---------
                                $1,610,975   $1,923,058 $1,217,586   $1,546,335
                                 =========    =========  =========    =========

NOTE J- LONG-TERM DEBT

      Long-term debt is summarized as follows:
                                                    July 28,       July 30,
                                      Rate            1996           1995
                                      ----            ----           ----
      Note payable bank (a)        6.26%-8.25%   $  6,950,000    $  7,000,000
      Mortgage note (b)            10.4%            3,525,000       3,800,000
      Long term liability (c)           -             846,000            -
      Other                        Various               -             82,078
                                                   11,321,000      10,882,078
      Less current portion                            300,000         357,078
                                                   ----------      ----------
                                                 $ 11,021,000    $ 10,525,000
                                                   ==========      ==========

      (a)In January 1996, the Company entered into a revolving credit agreement with a new bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set biweekly at 1% over the bank's Federal Funds Rate (5.26% at July 28,
         1996) applied to outstanding balances up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate (8.25% at July 28, 1996) for outstanding balances in excess of this limit. The premium rate portion of the facility is secured by the marketable securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At July 28, 1996, stand-by letters of credit aggregating $1,526,292 were outstanding.

         The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends and other borrowings.

      (b)The mortgage note provides for annual principal payments at varying amounts through 2004 plus semiannual interest payments. Land and buildings in Lancaster, Pa. are pledged as collateral.

         The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of working capital and tangible net worth. In connection with this loan, the Company paid approximately $220,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 28, 1996 and July 30,1995 and are being amortized over the term of the loan (15 years).

      (c)Under a contract for the purchase of an industrial parcel of land from its Chairman, the Company is obligated to pay $846,000 at settlement on or before April 30, 1998.

      The Company paid interest of approximately $854,000 in 1996, $1,010,000 in 1995, and $1,296,000 in 1994.

      Future payments required on long-term debt are as follows:

                 Fiscal year ending during:              Amount
                 --------------------------            ---------
                         1997                        $   300,000
                         1998                          8,131,000
                         1999                            370,000
                         2000                            410,000
                         2001                            450,000
                         Thereafter                    1,660,000
                                                       ---------
                                                     $11,321,000
                                                      ==========

NOTE K - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses include the following:

                                                       July 28,       July 30,
                                                         1996           1995
                                                         ----           ----
        Accounts payable                            $ 1,579,230    $ 1,302,789
        Accrued payroll and bonuses                   1,160,348        553,276
        Accrued commissions                             247,687        390,097
        Accrued interest                                 95,925         98,141
        Accrued litigation expenses                   1,206,914      3,282,430
        Accrued expenses                                833,764      2,017,415
                                                      ---------      ---------
                                                    $ 5,123,868    $ 7,644,148
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

      The Company has accrued approximately $159,000 for the fiscal year ended July 28, 1996, and contributed approximately $151,000, and $199,000 to this plan for the fifty-two weeks ended July 30, 1995, and July 31, 1994, respectively.

NOTE M - SHAREHOLDERS' EQUITY

      In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant The options expire ten years from the date of grant. No options were granted during the fiscal year ended July 28, 1996.

      In December 1992, the Board of Directors approved the 1992 Non-Qualified Stock Option Plan which covers 1,000,000 shares, as amended, of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Board of Directors; however, if not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. Options for 255,000, and 254,000 shares were issued during the fiscal years ended July 30, 1995 and July 31, 1994, respectively. These options may be exercised cumulatively at the rate of 25% per year beginning one year after the date of grant. Options for 322,023 and 534,800 shares were exercisable at July 28, 1996 and July 30, 1995 respectively. This plan was terminated in December 1995, except for outstanding options thereunder.

      In October 1987, the Board of Directors approved the 1988 Non-Qualified Stock Option Plan which covers 500,000 shares of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, will not be less than 85% of the fair market value at the date of grant. The date of exercise may be determined at the time of grant by the Board of Directors; however, if not specified, 20% of the shares can be exercised each year beginning one year after the date of grant and generally expire five years from the date of grant. At July 31, 1996, July 30, 1995 and July 31, 1994, options to purchase 23,100, 29,775, and 19,850 shares of common stock, respectively, were exercisable. This plan was terminated in December 1995, except for outstanding options thereunder.

A summary of stock option activity under all plans for the 52 weeks ended July 28, 1996, July 30, 1995, and July 31, 1994 follows:

                             Non-Qualified Stock Options   Warrant Agreements
                             ---------------------------   ------------------
                                 Number   Price Range       Number  Price Range
                               of shares   per share      of shares  per share
                               ---------   ---------      ---------  ---------

Outstanding August 1, 1993...   515,700   $ 2.38-12.01    430,000         $ 7.13
   Granted ..................   254,000     6.00- 6.88
   Exercised.................   (39,000)          2.38
   Canceled..................   (33,000)    5.69-12.01
                                -------     ----------    -------    -----------
Outstanding July 31, 1994....   697,500   $ 5.69-12.01    430,000         $ 7.13
   Granted ..................   255,000           3.38
   Canceled..................   (10,000)    3.38- 7.00
                                -------     ----------    -------    -----------
Outstanding July 30, 1995....   942,500   $ 3.38-12.01    430,000         $ 7.13
   Granted ..................      -                      220,000           6.19
   Exercised.................  (406,432)    3.38- 7.50
   Canceled..................   (23,500)    3.38- 7.00   (400,000)          7.13
                                -------     ----------    -------    -----------
Outstanding July 28, 1996....   512,568   $ 3.38-12.01    250,000   $6.19 - 7.13
                                =======                   =======

      In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 430,000 shares of common stock of the Company at the fair market value of $7.125 per share at date of issue. In December 1995 warrants for 400,000 shares were canceled The warrants expire April 30, 1998. In December 1995, common stock warrants were issued to certain officers for the right to acquire 220,000 shares of common stock of the Company at the fair market value of $6.19 per share at date of issue. The warrants expire December 13, 2005.

      In connection with the sale of common stock to the public in 1992, the Company issued to the underwriter, for its own account, warrants to purchase 127,897 shares of common stock of the Company (as adjusted under the agreement), exercisable for a period of four years at a price of $12.08 per share (as adjusted under the agreement), subject to further adjustment in certain events. The warrants expire in February 1997.

      On July 31, 1993, the Company issued 35,000 shares of common stock valued at $7.875 per share in connection with the acquisition of substantially all of the assets of Micro-Dynamics, Inc. These shares were subsequently canceled and reissued in January 1995.

NOTE N - RELATED PARTY TRANSACTIONS

      On March 6, 1996, the Board of directors approved the purchase of an industrial parcel of land from the Chairman of the Company for $940,000. A deposit of $94,000 was paid on execution of the contract, and the balance of $846,000 will be paid at settlement on or before April 30, 1998. The Company intends to use this land for possible future expansion.

NOTE O - MAJOR CUSTOMERS

      Net sales to the U.S. Government in 1996, 1995, and 1994 accounted for approximately 33%, 30%, and 25% of net sales, respectively. No other customer accounted for 10% or more of net sales in 1996 and 1995. In 1994 sales to a major customer accounted for 16% of net sales. Foreign sales amounted to approximately $6,556,000, $3,908,000, and $7,891,000 in fiscal 1996, 1995, and 1994, respectively.

      Included in accounts receivable as of July 28, 1996 and July 30, 1995 are amounts due from the U.S. Government of approximately $933,000 and $718,000, respectively.

NOTE P - UNUSUAL ITEM

      The Consolidated Statements of Operations for the fifty-two weeks ended July 30, 1995 includes an unusual charge of $5,447,005 for settlement costs, legal fees, and related expenses in connection with the settlement of certain legal claims against the Company. Payments of $2,000,000 each, without interest, were made in July 1995 and July 1996 in connection with the settlement of one of the claims.

      During the fiscal year ended July 31, 1994, the Company incurred unusual charges of $745,663 in excess of reserves in connection with warranty claims for products shipped by Vega prior to its acquisition by the Company. These claims were resolved during the fiscal year and the Company does not anticipate any further costs as a result of these claims.

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximated its fair value.

        Notes receivable-officers: The carrying amount reported in the balance sheet for notes receivable from officers approximated its fair value.

        Available-for-sale securities: The fair value of available-for-sale securities was based on quoted market prices.

        Other investments: The fair value of the Company's limited partnership interest in M.D. Sass Re/Enterprise-II, L.P. was estimated by the Managing General Partner based on quoted market prices for widely traded securities, at representative "bid" or "asked" quotations for unlisted securities, and for those securities for which market quotations are not readily available, by one or more third parties who are independent of the partnership. Because of the absence of readily ascertainable market values, the tax liens held by M.D. Sass Municipal Finance Partners-I are recorded at historical cost with provision for impairment of values as determined by the Managing General Partners.

        Long-term debt: The carrying amount reported in the balance sheet for notes payable-bank and the real estate contract approximated its fair value. The fair value of the mortgage note was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

      Off balance sheet financial instruments:

        Stand-by letters of credit: These letters of credit primarily collateralize the Company's obligations to customers for advanced payments received under contracts. The contract amounts of the letters of credit approximate their fair value.

The carrying amounts and fair values of the Company's financial instruments are presented below:

                                                      July 28, 1996
                                                      -------------
                                              Carrying AmountFair Value
                                              -------------------------

               Cash and cash equivalents    $  1,104,445    $ 1,104,445
               Notes receivable-officers       2,083,543      2,083,543
               Available-for-sale securities   4,912,387      4,912,387
               Other investments               3,000,000      3,250,151
               Long-term debt                 11,021,000     12,001,418
               Stand-by letters of credit      -              1,526,292

NOTE R - CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Credit risk with respect to trade receivables is minimized since most of the Company's business is direct to the U. S. Government or as a subcontractor to companies with significant financial resources acting as prime contractors to the U. S. Government, as well as to foreign governments. Additionally, shipments to foreign governments are generally under irrevocable letters of credit.