Form 10-Q
period 1996-11-03
HERLEY INDUSTRIES INC /NEW
filed 1996-12-06
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: November 3, 1996
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................. to.....................
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           #23-2413500
-------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S.  Employer
 incorporation or organization)                          Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                        17603
------------------------------------------                      ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:             (717) 397-2777
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

As of December 3, 1996 - 3,115,038 shares of Common Stock

                                              HERLEY INDUSTRIES, INC
                                                 AND SUBSIDIARIES

                                                INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                        PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           November 3, 1996 and July 28,1996                                2

     Consolidated Statements of Operations For the
           fourteen weeks ended November 3, 1996
           and the thirteen weeks ended
           October 29, 1995                                                 3

     Consolidated Statements of Cash Flows For the
           fourteen weeks ended November 3, 1996
           and the thirteen weeks ended
           October 29, 1995                                                 4

     Notes to Consolidated Financial Statements                             5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7

PART II -  OTHER   INFORMATION                                              8

           Signatures                                                      10

           Computation of per share earnings                               11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        November 3,   July 28,
                                                           1996         1996
                                                        ----------   ----------
                                                        Unaudited      Audited
                        ASSETS
Current Assets:
         Cash and cash equivalents                    $    351,746 $  1,104,445
         Accounts receivable                             3,805,517    3,249,225
         Notes receivable-officers                       2,132,365    2,083,543
         Other receivables                                 250,098      124,992
         Inventories                                     8,455,171    8,010,687
         Deferred taxes and other                        2,078,175    1,689,988
                                                        ----------   ----------
                   Total Current Assets                 17,073,072   16,262,880
Property, Plant and Equipment, net                      12,445,901   12,579,044
Intangibles, net of amortization                         4,512,211    4,580,236
Available-for-sale Securities                             -           4,912,387
Other Investments                                        3,000,000    3,000,000
Other Assets                                             1,170,077    1,174,395
                                                        ==========   ==========
                                                      $ 38,201,261 $ 42,508,942
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt            $    300,000 $    300,000
         Accounts payable and accrued expenses           5,210,298    5,123,868
         Income taxes payable                               76,388      166,295
         Reserve for contract losses                       422,610      489,110
         Advance payments on contracts                     672,124    1,480,033
                                                        ----------   ----------
                   Total Current Liabilities             6,681,420    7,559,306
                                                        ----------   ----------

Long-term Debt                                           6,421,000   11,021,000
Deferred Income Taxes                                    2,246,886    1,923,058
Excess of fair value of net assets of business
         acquired over cost, net of amortization           851,958      973,667
                                                        ----------   ----------
                                                        16,201,264   21,477,031
                                                        ----------   ----------
Commitments and Contingencies
Shareholders' Equity:
         Common stock,  $.10 par value;  authorized
         10,000,000  shares;  issued
           2,951,247 at November 3, 1996
           and 2,936,122 at July 28, 1996                  295,125      293,612
         Additional paid-in capital                     11,543,672   11,448,827
         Retained earnings                              10,161,200    9,289,472
                                                        ----------   ----------
                   Total Shareholders' Equity           21,999,997   21,031,911

                                                        ==========   ==========
                                                      $ 38,201,261 $ 42,508,942
                                                        ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             14 weeks ended     13 weeks ended
                                              November 3,        October 29,
                                                  1996               1995
                                             ---------------    ---------------

Net sales                                  $      7,507,904   $      7,062,891
                                             ---------------    ---------------

Cost and expenses:
      Cost of products sold                       5,171,174          4,888,421
      Selling and administrative
        expenses                                  1,398,769          1,414,561
                                             ---------------    ---------------
                                                  6,569,943          6,302,982
                                             ---------------    ---------------

            Operating income                        937,961            759,909
                                             ---------------    ---------------

Other income (expense):
      Gain on sale of available-for-sale
        securities                                   15,440             55,554
      Dividend and interest income                   47,955             62,786
      Interest expense                             (129,628)          (227,018)
                                             ---------------    ---------------
                                                    (66,233)          (108,678)
                                             ---------------    ---------------

            Income before income taxes              871,728            651,231

Provision for income taxes                         -                   135,400
                                             ---------------    ---------------

            Net income                     $        871,728   $        515,831
                                             ===============    ===============


Earnings per common and common
      equivalent share                             $.25               $.17
                                                   ====               ====

Weighted average number of common and
      common equivalent shares outstanding      3,462,550          2,960,242
                                                =========          =========


      The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  14 weeks ended       13 weeks ended
                                                                                    November 3,          October 29,
                                                                                       1996                 1995
                                                                                 ----------------     ----------------
Cash flows from operating activities:
      Net income                                                               $         871,728    $         515,831
                                                                                 ----------------     ----------------
      Adjustments  to  reconcile  net income to net cash  provided by (used in) operating activities:
            Depreciation and amortization                                                377,224              384,168
            (Gain) on sale of marketable securities                                      (15,440)             (55,554)
            (Increase) in deferred tax assets                                             -                   (19,291)
            Increase in deferred tax liabilities                                         323,828              103,798
            Changes in operating assets and liabilities:
                 Decrease (increase) in accounts receivable                             (609,390)             557,145
                 (Increase) in notes receivable-officers                                 (48,822)              -
                 (Increase) in other receivables                                         (72,008)             (24,327)
                 Decrease (increase) in inventories                                     (444,484)             702,103
                 (Increase) in deferred taxes and other                                 (388,187)             (54,172)
                 Increase (decrease) in accounts payable and accrued expenses             86,430             (810,392)
                 (Decrease) in income taxes payable                                      (89,907)              -
                 (Decrease) in reserve for contract losses                               (66,500)            (183,340)
                 Increase (decrease) in advance payments on contracts                   (807,909)           1,007,436
                 Other, net                                                               -                    40,000
                                                                                 ----------------     ----------------
                      Total adjustments                                               (1,755,165)           1,647,574

                                                                                 ----------------     ----------------
            Net cash provided by (used in) operating activities                         (883,437)           2,163,405
                                                                                 ----------------     ----------------

Cash flows from investing activities:
      Purchase of available-for-sale securities                                         (159,650)          (1,071,498)
      Proceeds from sale of available-for-sale securities                              5,083,778            2,120,031
      Capital expenditures                                                              (289,748)            (118,327)
                                                                                 ----------------     ----------------
            Net cash provided by investing activities                                  4,634,380              930,206
                                                                                 ----------------     ----------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                             1,975,000              275,000
      Proceeds from exercise of stock options                                             96,358               -
      Payments under lines of credit                                                  (6,575,000)          (1,475,000)
      Payments of long-term debt                                                          -                   (13,370)
      Purchase of treasury stock                                                          -                (1,224,345)
                                                                                 ----------------     ----------------
            Net cash (used in) financing activities                                   (4,503,642)          (2,437,715)
                                                                                 ----------------     ----------------

            Net increase (decrease) in cash and cash equivalents                        (752,699)             655,896

Cash and cash equivalents at beginning of period                                       1,104,445              272,755
                                                                                 ----------------     ----------------

Cash and cash equivalents at end of period                                     $         351,746    $         928,651
                                                                                 ================     ================

The accompanying notes are an integral part of these financial statements.
                                        4

Herley Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)

1. The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 28,1996) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2.   Inventories at November 3, 1996 and July 28,1996 are summarized as follows:

                                             November 3, 1996    July 28,1996
                                             ----------------    ------------
        Purchased parts and raw materials       $ 3,688,398       $ 3,358,256
        Work in process                           4,683,392         4,580,538
        Finished products                            83,381            71,893
                                                -----------       -----------
                                                $ 8,455,171       $ 8,010,687
                                                  =========         =========

3.   The following is a summary of available-for-sale securities:

                                              Gross         Gross     Estimated
                                           Unrealized    Unrealized     Fair
                                 Cost         Gains        Losses       Value
                               ---------   ----------    ----------   ----------
     July 28, 1996
       Government bonds      $ 3,783,402  $      -      $     -      $ 3,783,402
       Other                   1,125,700         -            -        1,125,700
                               ---------   ----------    ----------    ---------
            Total debt
                securities     4,909,102         -            -        4,909,102
       Equity securities           3,285         -            -            3,285
                              ----------    ---------    ----------    ---------
                             $ 4,912,387  $      -      $     -      $ 4,912,387
                               =========    =========    ==========    =========

     During the quarter ended November 3, 1996, the Company liquidated all of its available-for-sale securities and used the proceeds to pay down its bank debt.

4. In January 1996, the Company entered into a revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1998. Interest is set biweekly at 1% over the bank's Federal Funds Rate applied to outstanding balances (none at November 3,
     1996) up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate (8.25% at November 3, 1996) for outstanding balances in excess of this limit. The premium rate portion of the facility would be secured by any available-for-sale securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At November 3, 1996, stand-by letters of credit aggregating $2,811,846 were outstanding.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends.

5. No income tax provision was recorded in the fourteen weeks ended November 3, 1996 due to the decrease in the valuation allowance for net operating loss carryforwards expected to be realized.

6.   Supplemental cash flow information is as follows:

                                            November 3, 1996   October 29, 1995
                                            ----------------   ----------------
        Cash paid during the period for:
            Interest                          $ 103,594          $ 119,404
            Income Taxes                         90,310              1,538

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of November 3, 1996 and July 28, 1996, working capital was approximately $10,392,000 and $8,704,000, respectively, and the ratio of current assets to current liabilities was 2.56 to 1 and 2.15 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $672,000 at November 3, 1996, and $1,480,000 at July 28, 1996, a reduction of $808,000 during the quarter.

Net cash used in operations during the quarter was approximately $883,000, which was primarily funded through the reduction in cash and cash equivalents.

Net cash provided from investing activities of approximately $4,634,000 in the quarter results primarily from the liquidation of all of the Company's available-for-sale securities. The Company used the proceeds to pay down $4,900,000 of its long term bank debt.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1998. As of November 3, 1996 and July 28, 1996, the Company had borrowings outstanding of $2,350,000 and $6,950,000, respectively.

At November 3, 1996, the Company had cash and cash equivalents of approximately $352,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

Results of Operations

Fourteen weeks ended November 3, 1996 and Thirteen weeks ended October 29, 1995

Net sales for the 14 weeks ended November 3, 1996 were approximately $7,508,000 compared to $7,063,000 in the first quarter of fiscal 1996. The sales increase of $445,000 (6.3%) is attributable to an increase of approximately $714,000 in microwave components; offset by a decrease of $269,000 in flight instrumentation products.

Gross profit of 31.1% for the 14 weeks ended November 3, 1996 exceeded that of the first quarter in the prior year of 30.8% due to an increase of $410,000 in higher margin foreign sales and an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 14 weeks ended November 3, 1996 were $1,399,000 compared to $1,415,000 in the first quarter of fiscal 1996, a decrease of $16,000 which is attributable primarily to a reduction in personnel costs.

Other (expense) for the 14 weeks ended November 3, 1996 is $42,000 lower than the first quarter in the prior year due to a decrease in interest expense of $97,000 as the result of lower borrowing levels; offset by decreases in dividend and interest income of $15,000 and net gains on available-for-sale securities of $40,000.

No income tax provision was recorded in the first quarter fiscal 1997 due to the decrease in the valuation allowancefor net operating loss carryforwards expected to be realized. A valuation allowance has been provided previously to reduce deferred tax assets to their net realizable value for amounts which management believes may expire unutilized. The uncertainty that past performance will be indicative of future earnings due to the unpredictable nature of the industry in which the Company operates was a determining factor in assessing the need for a valuation allowance.

Herley Industries, Inc. and Subsidiaries

PART I I  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In May and June 1994, the Company was served with two class action complaints against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims were made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. One of the claims is also based upon alleged negligence. The claims relate to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. The claims were combined into one matter and a consolidated Complaint. In April, 1995, the Court certified that the claims based on the Securities Exchange Act may proceed as a Class Action pursuant to Rule 23(b) (3), but without prejudice to the rights of the parties thereafter to seek modification of the Class or revocation of leave to proceed. The Court refused to certify the negligence claim as a Class Action. In May, 1995, the parties negotiated a settlement of all claims in consideration for a payment of $450,000 subject to Notice to the Class and Court approval. The Stipulation of Settlement was approved by the Court on October 15, 1996. In November 1996 payment of the settlement was made pursuant to the Stipulation and Order.

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


DATE:  December 3, 1996