Form 10-Q
period 1997-02-02
HERLEY INDUSTRIES INC /NEW
filed 1997-03-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: February 2, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .................. to ..................
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           #23-2413500
-------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S.  Employer
 incorporation or organization)                          Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                        17603
------------------------------------------                     ----------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, including Area Code:           717) 397-2777
                                                              -------------

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

As of March 6, 1997 - 3,167,012 shares of Common Stock

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                   PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           February 2, 1997 and July 28, 1996                             2

     Consolidated  Statements  of Operations  For the
           thirteen and  twenty-seven weeks ended
           February 2, 1997, and the thirteen and
           twenty-six weeks ended January 28, 1996                        3

     Consolidated  Statements  of Cash Flows For the
           thirteen  and  twenty-seven weeks ended
           February 2, 1997, and the thirteen and
           twenty-six weeks ended January 28, 1996                        4

     Notes to Consolidated Financial Statements                           5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7

PART II -  OTHER   INFORMATION                                            8

           Signatures                                                    10

           Computation of per share earnings                             11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        February 2,   July 28,
                                                           1997         1996
                                                        -----------   ----------
                                                         Unaudited     Audited
                                                        -----------   ----------
                        ASSETS
Current Assets:
         Cash and cash equivalents                     $    443,585 $  1,104,445
         Accounts receivable                              4,519,629    3,249,225
         Notes receivable-officers                        2,066,526    2,083,543
         Other receivables                                  133,057      124,992
         Inventories                                      8,783,608    8,010,687
         Deferred taxes and other                         1,740,451    1,689,988
                                                         ----------   ----------
                   Total Current Assets                  17,686,856   16,262,880
Property, Plant and Equipment, net                       12,113,364   12,579,044
Intangibles, net of amortization                          4,444,186    4,580,236
Available-for-sale Securities                              -           4,912,387
Other Investments                                         3,000,000    3,000,000
Other Assets                                              1,161,645    1,174,395
                                                         ==========   ==========
                                                       $ 38,406,051 $ 42,508,942
                                                         ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt             $    300,000 $    300,000
         Accounts payable and accrued expenses            4,295,201    5,123,868
         Billings in excess of costs and earnings
            on contracts in process                         528,336     -
         Income taxes payable                                32,170      166,295
         Reserve for contract losses                        279,900      489,110
         Advance payments on contracts                      959,234    1,480,033
                                                         ----------   ----------
                   Total Current Liabilities              6,394,841    7,559,306
                                                         ----------   ----------

Long-term Debt                                            6,546,000   11,021,000
Deferred Income Taxes                                     1,866,993    1,923,058
Excess of fair value of net assets of business
         acquired over cost, net of amortization            730,249      973,667
                                                         ----------   ----------
                                                         15,538,083   21,477,031
                                                         ----------   ----------
Commitments and Contingencies
Shareholders' Equity:
         Common stock,  $.10 par value;  authorized
           10,000,000  shares;  issued
           3,115,846 at February 2, 1997
           and 2,936,122 at July 28, 1996                   311,584      293,612
         Additional paid-in capital                      11,615,605   11,448,827
         Retained earnings                               10,940,779    9,289,472
                                                         ----------   ----------
                   Total Shareholders' Equity            22,867,968   21,031,911

                                                         ==========   ==========
                                                       $ 38,406,051   42,508,942
                                                         ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Thirteen weeks ended     27 weeks ended  26 weeks ended
                                                        February 2,    January 28,    February 2,     January 28,
                                                           1997           1996           1997            1996
                                                        ---------      ---------      ----------      ----------
Net sales                                             $ 7,146,208    $ 7,197,155    $ 14,654,112    $ 14,260,046
                                                        ---------      ---------      ----------      ----------

Cost and expenses:
      Cost of products sold                             4,916,166      5,028,481      10,087,340       9,916,902
      Selling and administrative expenses               1,352,441      1,541,345       2,751,210       2,955,906

                                                        ---------      ---------      ----------      ----------
                                                        6,268,607      6,569,826      12,838,550      12,872,808
                                                        ---------      ---------      ----------      ----------

           Operating income                               877,601        627,329       1,815,562       1,387,238
                                                        ---------      ---------      ----------      ----------

Other income (expense):
      Gain (loss) on sale of available-for-sale
           securities and other investments                  (173)     1,109,443          15,267       1,164,997
      Dividend and interest income                         89,930         99,608         137,885         162,394
      Interest expense                                   (187,779)      (218,531)       (317,407)       (445,549)

                                                        ---------      ---------      ----------      ----------
                                                          (98,022)       990,520        (164,255)        881,842
                                                        ---------      ---------      ----------      ----------

           Income before income taxes                     779,579      1,617,849       1,651,307       2,269,080

Provision for income taxes                                   -            80,700            -            216,100
                                                        ---------      ---------      ----------      ----------

           Net income                                 $   779,579    $ 1,537,149    $  1,651,307    $  2,052,980
                                                        =========      =========      ==========      ==========


Earnings per common and common
      equivalent share                                $    .22       $    .49       $    .47        $   .70
                                                        =========      =========      ==========      =========

Weighted average number of common and
      common equivalent shares outstanding              3,575,365      3,131,001       3,548,711       2,944,782
                                                        =========      =========      ==========      ==========


      The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       27 weeks ended   26 weeks ended
                                                                         February 2,     January 28,
                                                                            1997             1996
                                                                         ----------      ----------
Cash flows from operating activities:
      Net income                                                       $  1,651,307    $  2,052,980
                                                                         ----------      ----------
      Adjustments  to  reconcile  net income to net cash  provided by (used in) operating activities:
            Depreciation and amortization                                   754,083         773,071
            (Gain) loss on sale of available-for-sale
                 securities and other investments                           (15,440)     (1,164,997)
            Decrease (increase) in deferred tax assets                         -            214,380
            Increase (decrease) in deferred tax liabilities                 (56,065)        112,818
            Recovery of unrealized loss on securities                          -                550
            Changes in operating assets and liabilities:
                 Decrease (increase) in accounts receivable              (1,270,404)        851,504
                 Decrease (increase) in notes receivable-officers            17,017      (1,723,148)
                 Decrease (increase) in other receivables                    (8,065)        (57,410)
                 Decrease (increase) in inventories                        (772,921)      1,244,671
                 Decrease (increase) in deferred taxes and other            (50,463)       (271,060)
                 (Decrease) in accounts payable and accrued expenses       (828,667)     (1,211,505)
                 Increase in billings in excess of costs and earnings
                      on contracts in process                               528,336            -
                 Increase (decrease) in income taxes payable               (134,125)        204,370
                 Increase (decrease) in reserve for contract losses        (209,210)         55,660
                 Increase (decrease) in advance payments on contracts      (520,799)      1,094,896
                 Other, net                                                    -             40,001
                                                                         ----------      ----------
                      Total adjustments                                  (2,566,723)        163,801

                                                                         ----------      ----------
            Net cash provided by (used in) operating activities            (915,416)      2,216,781
                                                                         ----------      ----------

Cash flows from investing activities:
      Purchase of available-for-sale securities                            (159,364)     (6,617,407)
      Proceeds from sale of available-for-sale securities                 5,083,908       3,745,645
      Proceeds from sale of other investments                                  -          3,823,233
      Proceeds from sale of fixed assets                                      9,392            -
      Capital expenditures                                                 (389,130)       (287,803)
                                                                         ----------      ----------
            Net cash provided by investing activities                     4,544,806         663,668
                                                                         ----------      ----------

Cash flows from financing activities:
      Borrowings under bank line of credit                                2,325,000       7,875,000
      Proceeds from exercise of stock options                               184,750            -
      Payments under lines of credit                                     (6,800,000)     (8,975,000)
      Payments of long-term debt                                               -            (28,979)
      Purchase of treasury stock                                               -         (1,224,345)
                                                                         ----------      ----------
            Net cash (used in) financing activities                      (4,290,250)     (2,353,324)
                                                                         ----------      ----------

            Net increase (decrease) in cash and cash equivalents           (660,860)        527,125

Cash and cash equivalents at beginning of period                          1,104,445         272,755
                                                                         ----------      ----------

Cash and cash equivalents at end of period                             $    443,585    $    799,880
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

       In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 28, 1996) are unaudited and have not been reported on by independent public accountants.

       Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. Inventories at February 2, 1997 and July 28,1996 are summarized as follows:

                                               February 2, 1997  July 28,1996
                                               ----------------  ------------
          Purchased parts and raw materials      $ 4,077,807      $ 3,358,256
          Work in process                          4,610,603        4,580,538
          Finished products                           95,198           71,893
                                                   ---------        ---------
                                                 $ 8,783,608      $ 8,010,687
                                                   =========        =========

3. The following is a summary of available-for-sale securities at July 28, 1996:

                                               Gross        Gross    Estimated
                                            Unrealized   Unrealized    Fair
                                   Cost        Gains       Losses      Value
                                 ---------   --------     --------   ----------
         Government bonds      $ 3,783,402 $    -       $    -      $ 3,783,402
         Other                   1,125,700      -            -        1,125,700
                                 ---------   --------     --------   ----------
              Total debt
                  securities     4,909,102      -            -        4,909,102
         Equity securities           3,285      -            -            3,285
                                 ---------   --------     --------   ----------
                               $ 4,912,387 $    -       $    -      $ 4,912,387
                                 =========   ========     ========   ==========

       The Company liquidated all of its available-for-sale securities during the first quarter and used the proceeds to pay down its bank debt.

4. In January 1997, the Company renewed its revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1999. Interest is at 1% over the FOMC Target Rate applied to outstanding balances (none at February 2, 1997) up to 80% of the net equity value of available- for-sale securities, and at the bank's Base Rate (8.25% at February 2, 1997) for outstanding balances in excess of this limit. The premium rate portion of the facility would be secured by any available-for-sale securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At February 2, 1997, stand-by letters of credit aggregating $2,888,633 were outstanding.

       The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends.

5. No income tax provision was recorded in 1997 due to the decrease in the valuation allowance for net operating loss carryforwards expected to be realized.

6.     Supplemental cash flow information is as follows:

                                            February 2, 1997   January 28, 1996
                                            ----------------   ----------------
         Cash paid during the period for:
             Interest                         $   331,106        $   483,488
             Income Taxes                         134,527              5,488

         Cashless exercise of stock options   $ 1,884,708        $     -

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of February 2, 1997 and July 28, 1996, working capital was approximately $11,292,015 and $8,704,000, respectively, and the ratio of current assets to current liabilities was 2.77 to 1 and 2.15 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $959,000 at February 2, 1997, and $1,480,000 at July 28, 1996, a reduction of $521,000 during the period.

Net cash used in operations during the quarter was approximately $915,000, which was primarily funded through the reduction in cash and cash equivalents and the exercise of stock options.

Net cash provided from investing activities of approximately $4,545,000 during the period results primarily from the liquidation of all of the Company's available-for-sale securities. The Company used the proceeds to pay down $4,900,000 of its long term bank debt.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1999. As of February 2, 1997 and July 28, 1996, the Company had borrowings outstanding of $2,475,000 and $6,950,000, respectively.

At February 2, 1997, the Company had cash and cash equivalents of approximately $444,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

The Board of Directors has authorized the purchase of up to an aggregate of 300,000 shares of the Company's common stock from time to time, at prevailing market prices, in the open market or in parivate transactions.

Results of Operations
---------------------

Thirteen weeks ended February 2, 1997 and January 28, 1996
----------------------------------------------------------

Net sales for the thirteen weeks ended February 2, 1997 were essentially unchanged from the comparable period of the prior year.

Cost of products sold for the thirteen weeks ended February 2, 1997 decreased as a percentage of net sales from 70% in 1996 to 69% in 1997. This decrease is attributable to more aggressive pricing as well as control of our variable costs.

Selling and administrative expenses for the thirteen weeks ended February 2, 1997 decreased by $188,900 as compared to the prior year second quarter. The reduction is attributable primarily to reduced representative fees and personnel costs.

Other income (expense) for the thirteen weeks ended February 2, 1997 decreased $1,089,000 from the prior year due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,109,000 in 1996 and a reduction in investment income of $10,000 in 1997; offset by a decrease in interest expense of $30,000.

No income tax provision has been recorded in the thirteen weeks ended February 2, 1997 due to the anticipated utilization of certain net operating loss carryforwards.

Twenty-seven weeks ended February 2, 1997 and twenty-six weeks ended January 28, 1996
--------------------------------------------------------------------------------

Net sales for the twenty-seven weeks ended February 2, 1997 increased by approximately $394,000, or 3%.

Cost of products sold for the twenty-seven weeks ended February 2, 1997 decreased as a percentage of net sales from 70% in 1996 to 69% in 1997. This decrease is attributable to higher margins due to more aggressive pricing as well as control of our variable costs.

Selling and administrative expenses for the twenty-seven weeks ended February 2, 1997 decreased approximately $205,000 from the prior year which is attributable to decreased representative fees and personnel costs.

Other income (expense) for the twenty-seven weeks ended February 2, 1997 decreased approximately $1,046,000 from the prior year period due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,165,000 in 1996 and a $25,000 decrease in investment income in 1997; offset by a decrease in interest expense of $128,000.

PART I I  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. In January, 1997 the parties negotiated a settlement of all claims in consideration for a payment of $170,000 subject to Certification of the Class, Notice and Court approval. A Stipulation of Settlement is being prepared for submission to the Court requesting a Preliminary Order and a Subsequent hearing prior to final Approval.

ITEM 2  - CHANGES IN SECURITIES:

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a) The Registrant held its Annual Meeting of Stockholders on December 17, 1996.

     (b) Five directors were elected at the Annual Meeting of Stockholders as follows:

          Class I - To serve until the Annual Meeting of Stockholders in 1997 or until their successors are chosen and qualified:

          Name                              Votes For            Votes Withheld
          ------------------------          ---------            --------------
          David H. Lieberman                2,425,780                10,050

          Class II - To serve until the Annual Meeting of Stockholders in 1998 or until their successors are chosen and qualified:

          Name                              Votes For            Votes Withheld
          ------------------------          ---------            --------------
          Myron Levy                        2,425,780                10,050
          Adm. Thomas J. Allshouse          2,425,780                10,050

          Class III - To serve until the Annual Meeting of Stockholders in 1999 or until their successors are chosen and qualified:

          Name                              Votes For            Votes Withheld
          -----------------------           ---------            --------------
          Lee N. Blatt                      2,425,780               10,050
          John A. Thonet                    2,425,780               10,050

     (c) A proposal to ratify the issuance of Warrants to the Company's executive officers and certain directors was approved at the Annual Meeting. Votes cast at this meeting were 1,538,427 for, 125,596 shares against, and 12,610 shares abstaining.


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



                             HERLEY INDUSTRIES, INC.
                                   Registrant




                                              BY:  /S/  Myron Levy
                                                 ---------------------
                                                 Myron Levy, President


                                              BY:  /S/ Anello C. Garefino
                                                 ------------------------
                                                 Anello C. Garefino
                                                 Principal Financial Officer


DATE: March 11, 1997