Form 10-Q
period 1997-05-04
HERLEY INDUSTRIES INC /NEW
filed 1997-06-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the period ended: May 4, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ---------------- to ------------------
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          #23-2413500
--------------------------------                        -----------------------
(State or other jurisdiction of                         (I.R.S.  Employer
  incorporation or organization)                         Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                      17603
------------------------------------------                     --------
 (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, including Area Code:               (717) 397-2777

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

As of June 3, 1997 - 3,019,225 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                       PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           May 4, 1997 and July 28, 1996                                    2

     Consolidated  Statements  of  Operations -
     For the  thirteen and forty weeks ended
     May 4, 1997, and the thirteen and
     thirty-nine weeks ended April 28, 1996                                 3

     Consolidated  Statements  of Cash Flows -
     For the  thirteen  and forty  weeks ended
     May 4, 1997, and the thirteen and
     thirty-nine weeks ended April 28, 1996                                 4

     Notes to Consolidated Financial Statements                             5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7

PART II -OTHER   INFORMATION                                                8

           Signatures                                                      10

           Computation of per share earnings                               11

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     May 4,       July 28,
                                                      1997          1996
                                                   -----------   -----------
                                                   (Unaudited)    (Audited)
                    ASSETS
Current Assets:
        Cash and cash equivalents                 $    627,276  $  1,104,445
        Accounts receivable                          5,734,080     3,249,225
        Notes receivable-officers                    2,066,009     2,083,543
        Other receivables                              133,882       124,992
        Inventories                                  9,107,668     8,010,687
        Deferred taxes and other                     1,949,436     1,689,988
                                                    ----------   -----------
                   Total Current Assets             19,618,351    16,262,880
Property, Plant and Equipment, net                  11,813,751    12,579,044
Intangibles, net of amortization                     4,376,161     4,580,236
Available-for-sale Securities                          -           4,912,387
Other Investments                                    1,000,000     3,000,000
Other Assets                                         1,509,993     1,174,395
                                                    ==========   ===========
                                                  $ 38,318,256  $ 42,508,942
                                                    ==========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt         $  1,146,000  $    300,000
        Accounts payable and accrued expenses        4,413,044     5,123,868
        Billings in excess of costs and earnings
           on contracts in process                     108,865       -
        Income taxes payable                           229,226       166,295
        Reserve for contract losses                    268,350       489,110
        Advance payments on contracts                2,559,059     1,480,033
                                                    ----------    ----------
                   Total Current Liabilities         8,724,544     7,559,306
                                                    ----------    ----------

Long-term Debt                                       3,225,000    11,021,000
Deferred Income Taxes                                2,090,975     1,923,058
Excess of fair value of net assets of business
        acquired over cost, net of amortization        608,542       973,667
                                                    ----------    ----------
                                                    14,649,061    21,477,031
                                                    ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
        Common  stock,  $.10 par value;
          authorized  10,000,000  shares;
          issued 3,102,878 at May 4, 1997
          and 2,936,122 at July 28, 1996               310,288       293,612
        Additional paid-in capital                  10,967,561    11,448,827
        Retained earnings                           12,391,346     9,289,472
                                                    ----------    ----------
                   Total Shareholders' Equity       23,669,195    21,031,911

                                                    ==========    ==========
                                                  $ 38,318,256  $ 42,508,942
                                                    ==========    ==========

        The  accompanying   notes  are  an  integral  part  of  these  financial
statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Thirteen weeks ended
                                                     --------------------      40 weeks ended   39 weeks ended
                                                     May 4,       April 28,         May 4,         April 28,
                                                     1997          1996              1997            1996
                                                 ------------    ------------    ------------    ------------

Net sales                                        $  8,426,047    $  7,236,163    $ 23,080,159    $ 21,496,209
                                                 ------------    ------------    ------------    ------------

Cost and expenses:
     Cost of products sold                          5,278,289       4,929,063      15,365,629      14,845,965
     Selling and administrative expenses            1,531,622       1,356,834       4,282,832       4,312,740
                                                 ------------    ------------    ------------    ------------
                                                    6,809,911       6,285,897      19,648,461      19,158,705
                                                 ------------    ------------    ------------    ------------

         Operating income                           1,616,136         950,266       3,431,698       2,337,504
                                                 ------------    ------------    ------------    ------------

Other income (expense):
     Gain (loss) on sale of available-for-sale
         securities and other investments              80,630        (131,211          95,897       1,033,786
     Dividend and interest income                      62,156         126,322         200,041         288,716
     Interest expense                                (125,955)       (167,900        (443,362)       (613,449
                                                 ------------    ------------    ------------    ------------
                                                       16,831        (172,789        (147,424)        709,053
                                                 ------------    ------------    ------------    ------------

         Income before income taxes                 1,632,967         777,477       3,284,274       3,046,557

Provision for income taxes                            182,400            --           182,400         216,100
                                                 ------------    ------------    ------------    ------------

         Net income                              $  1,450,567    $    777,477    $  3,101,874    $  2,830,457
                                                 ============    ============    ============    ============


Earnings per common and common
     equivalent share                            $        .41    $        .26    $        .88    $        .86
                                                 ============    ============    ============    ============

Earnings per common share -
     assuming full dilution                      $        .41    $        .25    $        .88    $        .83
                                                 ============    ============    ============    ============

Weighted average number of common and
     common equivalent shares outstanding           3,513,084       3,019,108       3,535,588       3,367,704
                                                 ============    ============    ============    ============

Weighted average number of common shares
     outstanding - assuming full dilution           3,513,084       3,156,902       3,535,588       3,421,271
                                                 ============    ============    ============    ============


     The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     40 weeks ended  39 weeks ended
                                                                          May 4,       April 28,
                                                                           1997           1996
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income                                                        $ 3,101,874    $ 2,830,457
                                                                       -----------    -----------
     Adjustments  to  reconcile  net income to
        net cash  provided  by  operating activities:
          Depreciation and amortization                                  1,159,504      1,165,013
          Gain on sale of available-for-sale
              securities and other investments                             (96,070)    (1,033,786)
          Decrease in deferred tax assets                                     --          123,555
          Increase in deferred tax liabilities                             167,917        130,855
          Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                (2,484,855)       326,197
              Decrease (increase) in notes receivable-officers              17,534     (2,052,284)
              (Increase) in other receivables                               (8,890)        (9,173)
              Decrease (increase) in inventories                        (1,096,981)     1,045,484
              (Increase) in deferred taxes and other                      (259,448)      (314,782)
              (Decrease) in accounts payable and accrued expenses         (710,824)      (540,959)
              Increase in billings in excess of costs and earnings
                  on contracts in process                                  108,865           --
              Increase in income taxes payable                              62,931        268,127
              Increase (decrease) in reserve for contract losses          (220,760)         4,210
              Increase in advance payments on contracts                  1,079,026        771,244
              Other, net                                                  (356,365)       (53,999)
                                                                       -----------    -----------
                  Total adjustments                                     (2,638,416)      (170,298)

                                                                       -----------    -----------
          Net cash provided by operating activities                        463,458      2,660,159
                                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of available-for-sale securities                            (159,364)    (8,500,471)
     Purchase of other investment                                             --       (2,000,000)
     Proceeds from sale of available-for-sale securities                 5,083,908      7,536,619
     Proceeds from sale of other investments                             2,080,630      3,823,233
     Proceeds from sale of fixed assets                                      9,392           --
     Capital expenditures                                                 (540,603)      (415,334)
                                                                       -----------    -----------
          Net cash provided by investing activities                      6,473,963        444,047
                                                                       -----------    -----------

Cash flows from financing activities:
     Borrowings under bank line of credit                                2,325,000      7,875,000
     Proceeds from exercise of stock options                               214,063         77,070
     Payments under lines of credit                                     (9,275,000)    (9,225,000)
     Payments of long-term debt                                               --          (35,264)
     Purchase of treasury stock                                           (678,653)    (1,490,861)
                                                                       -----------    -----------
          Net cash (used in) financing activities                       (7,414,590)    (2,799,055)
                                                                       -----------    -----------

          Net increase (decrease) in cash and cash equivalents            (477,169)       305,151

Cash and cash equivalents at beginning of period                         1,104,445        272,755
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $   627,276    $   577,906
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

2.   Inventories at May 4, 1997 and July 28,1996 are summarized as follows:

                                                 May 4, 1997      July 28,1996
                                                 -----------      ------------
         Purchased parts and raw materials       $ 4,258,122      $ 3,358,256
         Work in process                           4,707,589        4,580,538
         Finished products                           141,957           71,893
                                                  ----------      -----------
                                                 $ 9,107,668      $ 8,010,687
                                                   =========        =========

3. The following is a summary of available-for-sale securities at July 28, 1996:

                                                Gross        Gross    Estimated
                                             Unrealized   Unrealized    Fair
                                   Cost         Gains       Losses      Value
                               -----------  -----------  ----------  -----------
         Government bonds      $ 3,783,402  $    -       $   -       $ 3,783,402
         Other                   1,125,700       -           -         1,125,700
                                 ---------   ----------   ---------    ---------
              Total debt
                  securities     4,909,102       -           -         4,909,102
         Equity securities           3,285       -           -             3,285
                                ----------   ----------   ---------    ---------
                               $ 4,912,387  $    -       $   -       $ 4,912,387
                                 =========   ==========   =========    =========

     The Company liquidated all of its available-for-sale securities during the first quarter and used the proceeds to pay down its bank debt.

4. In January 1997, the Company renewed its revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1999. Interest is at 1% over the FOMC Target Rate applied to outstanding balances up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate for outstanding balances in excess of this limit. Their were no borrowings outstanding at May 4, 1997. The premium rate portion of the facility would be secured by any available-for-sale securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At May 4, 1997, stand-by letters of credit aggregating $2,904,492 were outstanding.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on cash dividends.

5. The 1997 income tax provision reflects the utilization of prior year net operating loss carryforwards and elimination of the valuation allowance for net operating loss carryforwards expected to be realized.

6.   Supplemental cash flow information is as follows:

                                              40 weeks ended   39 weeks ended
                                                   May 4,         April 28,
                                                    1997            1996
                                                ------------    ------------
        Cash paid during the period for:
            Interest                          $   382,225      $   562,048
            Income Taxes                          156,027           16,931

        Cashless exercise of stock options    $ 1,884,708      $      -

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of May 4, 1997 and July 28, 1996, working capital was approximately $10,894,000 and $8,704,000, respectively, and the ratio of current assets to current liabilities was 2.25 to 1 and 2.15 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $2,559,000 at May 4, 1997, and $1,480,000 at July 28, 1996, an
increase of $1,079,000 during the period.

Net cash provided by operations during the quarter was approximately $463,000.

Net cash provided from investing activities of approximately $6,474,000 during the period results primarily from the liquidation of all of the available-for-sale securities and the sale of the Company's limited partnership interest in M.D. SASS RE/ENTERPRISE II, L.P. The Company used the proceeds to pay off its long term bank debt.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1999. As of July 28, 1996, the Company had borrowings outstanding of $6,950,000. There were no amounts outstanding at May 4, 1997.

At May 4, 1997, the Company had cash and cash equivalents of approximately $627,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, and existing credit facilities.

The Board of Directors has authorized the purchase of up to an aggregate of 300,000 shares of the Company's common stock from time to time, at prevailing market prices, in the open market or in private transactions. The Company purchased 68,900 shares during the quarter ended May 4, 1997 at an aggregate cost of $678,653.

Results of Operations

Thirteen weeks ended May 4, 1997 and April 28, 1996

     Net sales for the thirteen weeks ended May 4, 1997 were $8,426,000 as compared to $7,236,000 (an increase of 16%) in the comparable period of the prior year.

     Cost of products sold for the thirteen weeks ended May 4, 1997 decreased as a percentage of net sales from 68% in 1996 to 63% in 1997. This decrease is attributable to more aggressive pricing and higher absorption of overhead due to the higher sales volume, as well as control of variable costs.

     Selling and administrative expenses for the thirteen weeks ended May 4, 1997 increased by $175,000 as compared to the prior year third quarter. The increase is attributable primarily to a provision for settlement costs, including legal fees, of approximately $150,000 in connection with a legal action.

     Other income for the thirteen weeks ended May 4, 1997 increased $190,000 over the prior year due to net gains on the sale of a partnership interest in M.
D. SASS RE/ENTERPRISE II, L.P., and a decrease in interest expense of $42,000; offset by a reduction in investment income of $64,000.

     The 1997 income tax provision recorded in the thirteen weeks ended May 4, 1997 reflects the utilization of prior year net operating loss carryforwards and elimination of the valuation allowance for net operating loss carryforwards expected to be realized.

Forty weeks ended May 4, 1997 and thirty-nine weeks ended April 28, 1996

     Net sales for the forty weeks ended May 4, 1997 increased by approximately $1,584,000 or 7%.

     Cost of products sold for the forty weeks ended May 4, 1997 decreased as a percentage of net sales from 69% in 1996 to 67% in 1997. This decrease is attributable to higher margins due to more aggressive pricing, and higher absorption of overhead due to the sales volume, as well as control of variable costs.

     Selling and administrative expenses for the forty weeks ended May 4, 1997 decreased approximately $30,000 as compared to the prior year. The net decrease is attributable to the reduction in representation fees and commissions of approximately $400,000; offset by a provision for settlement costs, including legal fees, of approximately $260,000 in connection with a legal action, and increased consulting services of approximately $80,000.

     Other (expense) for the forty weeks ended May 4, 1997 increased approximately $856,000 from the prior year period due to net gains on the sale of a partnership interest in M. D. SASS RE/ENTERPRISE PARTNERS, L.P. and other marketable securities of approximately $1,165,000 in 1996 and an $89,000 decrease in investment income in 1997; offset by a decrease in interest expense of $170,000, and a gain of $81,000 from the sale of a partnership interest in M.D. SASS RE/ENTERPRISE II, L.P. in the third quarter of 1997.

PART I I  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In May, 1995, the Company was served with a Class Action Complaint against the Company and its Chief Executive Officer in the United States District Court for the Eastern District of Pennsylvania. The claim was made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. The claim relates to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts and alleges, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim. In January, 1997 the parties negotiated a settlement of all claims in consideration for a payment of $170,000. On April 8 the Court entered an Order with Respect to Proposed Settlement of Class Action preliminarily approving the settlement and proposed notice and setting times for objections. A hearing is scheduled for July 2, 1997 to determine whether the proposed settlement should be approved and to award counsel fees and costs.

ITEM 2  - CHANGES IN SECURITIES:

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

          (a)    EXHIBITS

                 10.1     1997 Stock Option Plan.
                 10.2     Employment Agreement between Herley Industries, Inc.
                          and Lee N. Blatt dated as of January 1, 1997.
                 10.3     Employment Agreement between Herley Industries, Inc.
                          and Myron Levy dated as of January 1, 1997.
                 10.4     Revised Non-Negotiable Promissory Note of
                          Lee N. Blatt dated June 2, 1997.
                 10.5     Revised Non-Negotiable Promissory Note of
                          Gerald I. Klein dated June 2, 1997.
                 10.6     Revised Non-Negotiable Promissory Note of
                          Myron Levy dated June 2, 1997.
                 11       Computation of per share earnings.
                 27       Financial Data Schedule (for electronic filing only).

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



                                              HERLEY INDUSTRIES, INC.
                                              -----------------------
                                                   (Registrant)




                                              BY:     /S/  Myron Levy
                                                    ----------------------
                              Myron Levy, President



                                              BY:     /S/  Anello C. Garefino
                                                    ---------------------------
                               Anello C. Garefino,
                           Principal Financial Officer


DATE: June 10, 1997