Form 10-K405
period 1997-08-03
HERLEY INDUSTRIES INC /NEW
filed 1997-11-03
CIK 47035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                   For the fiscal year ended August 3, 1997

                                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ...............to ...............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

     Delaware                                                  23-2413500
     --------------------------------                       -------------------
     State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization                       Identification No.)

     10 Industry Drive, Lancaster, Pennsylvania                17603
     ------------------------------------------              ----------
     (Address of Principal Executive Offices )               (Zip Code)

     Registrant's telephone number, including area code:    (717) 397-2777
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                      Name of Exchange on which registered
         None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Based on the closing sale price of $13.875 as of October 1, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,423,859.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 1, 1997 was 4,539,729 (after a 4-for-3 stock split effective September 30, 1997).

Documents incorporated by reference:
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                            HERLEY INDUSTRIES, INC.

                                               TABLE OF CONTENTS


                                                                           Page
PART I
       Item 1     Business                                                  1
       Item 2     Properties                                                8
       Item 3     Legal Proceedings                                         8
       Item 4     Submission of Matters to a Vote of Security Holders       8

PART II
       Item 5     Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    9
       Item 6     Selected Financial Data                                   9
       Item 7     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    10
       Item 8     Financial Statements and Supplementary Data               13
       Item 9     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    13
PART II
       Item 10    Directors and Executive Officers of the Registrant        13
       Item 11    Executive Compensation                                    13
       Item 12    Security Ownership of Certain Beneficial
                     Owners and Management                                  13
       Item 13    Certain Relationships and Related Transactions            13

PART IV
       Item 14    Exhibits, Financial Statement Schedules and Reports
                  on Form 8K                                                14

SIGNATURES                                                                  15

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                   F-1

PART I

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.


Item 1.  Business

Herley Industries, Inc. ("Herley" or the "Company") principally designs, manufactures and sells flight instrumentation components and systems, primarily to the U.S. government, foreign governments, and aerospace companies. Flight instrumentation products include command and control systems, transponders, flight termination receivers, telemetry transmitters and receivers, pulse code modulator ("PCM") encoders and decoders, and scoring systems. Flight instrumentation products are used to: (i) accurately track the flight of space launch vehicles, targets, and unmanned airborne vehicles (UAV's), (ii) communicate between ground systems and the airborne vehicle, (iii) if necessary, destroy the vehicle if it is veering from its planned trajectory, and (iv) train troops and test weapons.

The Company's command and control systems are used on training and testing ranges in the U. S. and foreign countries. The Company has an established base of approximately 100 command and control systems installed around the world, which are either shelter mounted or portable radar units. Herley also manufactures microwave devices used in its flight instrumentation products and in connection with the radar and defense electronic systems on tactical fighter aircraft.

The Company has grown internally and through selected acquisitions. As a result of acquisitions made by the Company in the past five years, the Company has evolved from a components to a systems manufacturer and has broadened its interests to the commercial and international markets. Since its inception in 1965, the Company has designed and manufactured microwave devices for use on various tactical military programs. In June 1986, the Company acquired a small engineering company, Mission Design, Inc., engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. ("MDI") of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June 1993, the Company acquired Vega Precision Laboratories, Inc. ("Vega") of Vienna, Virginia, and moved the operations to Lancaster, Pennsylvania in October 1993. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command & Control (MAGIC2) systems. In July 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems. In August 1997, the Company acquired Metraplex Corporation ("Metraplex") of Frederick, Maryland, which has enabled the Company to enter the airborne PCM and FM telemetry and data acquisition systems market.

With these recent acquisitions, the Company has four operating facilities; HERLEY-VEGA SYSTEMS ("HVS"), operating in Lancaster, Pennsylvania; HERLEY-MDI ("MDI") operating in Woburn, Massachusetts, Stewart Warner Electronics Co. ("SWE") operating in Chicago, Illinois; and Metraplex Corporation operating in Frederick, Maryland. In January 1996 the Company created its Global Security Systems ("GSS") division, a marketing group, to serve the international marketplace.

Products

         Command and Control Systems (C 2S)

For over thirty years, Vega has been manufacturing products in the radar enhancement field. The Company's command and control systems have been used to fly remotely a large variety of unmanned aerial vehicles, typically aircraft used as target drones or Remotely Piloted Vehicles ("RPVs") and some surface targets. Operations have been conducted by many users on the open ocean, remote land masses, and instrumented test and training ranges.

The Company believes that its command and control systems are currently in service throughout the world. The Company's pulse-positioned-coded ("PPC") concept enables the use of standard radar technology to track and control unmanned vehicles. Using the radar beacon mode, PPC pulse groups are transmitted and received for transfer of command and telemetry data while employing the location precision and advantages of radar techniques.

Command and control systems permit a ground operator to fly a target or a UAV through a pre-planned mission. That mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its C2S ground station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft.

With the 1994 licensing of the MAGIC2 systems, the Company has increased the selection of command and control systems that it offers. The 6104 TTCS (Target Tracking and Control System) unit is a reliable line-of-sight C2S with an installed base of equipment worldwide. The Company's engineers and marketers are now able to offer the MAGIC2 system as a supplement to, or replacement for, this installed base of equipment. The MAGIC2 affords over-the-horizon C2 S using GPS guidance and control of multiple targets from a single ground station. Thus, control of multiple targets at increased distances represents a significant product improvement. The increasing demand for enhanced performance by the U.S. Navy as well as foreign navies in littoral warfare scenarios can be ideally met by the use of the MAGIC2 system.

The new Model 6104 TTCS is a highly flexible, multiple processor design with high resolution graphics, which can be field configured within minutes to fly or control any selected vehicle for which it is equipped. The system is delivered with the necessary command panels and graphics display software to operate with a large variety of vehicles. A basic TTCS configuration is normally supplied with a standard command panel and the software peculiar to one vehicle. Telemetry display software is embedded for the specified vehicle, and a magnetic hard drive is supplied with a mission map prepared in accordance with a customer supplied detailed map of the area.

Military surveillance operations typically use UAVs, RPVs, or drones to avoid the cost and risk of manned surveillance vehicles in the event of an accident or if the vehicle is shot down. These inexpensive drones are controlled in flight by a Company C2 S, which may be mounted in a trailer that may be moved from place to place by helicopter or truck. The Company also supplies portable command and control systems that are mounted on tripods that can be easily transported by an operational team. The portable units permit ready deployment in rugged terrain and may also be used on ships during open ocean exercises.

In recent years, teaming arrangements between prime military contractors and the Company have increased. Large companies bidding on major programs seek to align themselves with parts and systems manufacturers such as the Company for economic reasons as well as for the technical expertise afforded by such alliance. Teaming arrangements with Tracor Corporation and Northrop Grumman Corporation have resulted in recent awards to the Company for C2 S in Australia and Singapore and the Company is presently negotiating additional teaming arrangements.

         Telemetry Systems

Missile, UAV, or target testing on domestic and international test ranges require flight safety and performance data transmission to maximize flight safety during the test operation. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a C2 S uplink to accomplish their mission. The Company has developed a telemetry system capability that can be configured to meet individual customers' needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is key to the success of the mission.

In 1972 Metraplex began developing data encoding and acquisition, and signal conditioning equipment. The Company believes that Metraplex is now a leading manufacturer of PCM and FM telemetry and data acquisition systems for severe environment applications. Metraplex products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. A product portfolio ranges in size and complexity from miniature encoders to completely programmable data acquisition systems.

The Company's recent acquisition of Metraplex will allow the Company to offer a complete airborne telemetry system package. With the digital experience of Metraplex in data encoding and acquisition elements combined with the radio frequency capability of the Company in providing its telemetry transmitters and flight termination receivers, the Company can offer a full line of narrow or wide band airborne telemetry systems to meet a wide variety of industry needs, both domestically and internationally.

         Transponders

The Company manufactures a variety of expendable transponders, including range safety, identification friend or foe ("IFF"), command and control, and scoring systems.

Transponders are small, expendable, electronic systems consisting of a transmitter, sensitive receiver and internal signal processing equipment comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. The transponder receives signals from radars, changes and amplifies the frequency of the signals, and sends back a reply on a different frequency and signal level. This reply will be a strong, noise free signal upon which the tracking radar can "lock", and one which is far superior to skin reflection tracking.

In range safety applications, transponders enable accurate tracking of space launch and unmanned aerial vehicles, missiles, and target drones so that position and direction are known throughout its flight. In the case of several defense and commercial space launch vehicles (i.e., Delta, Atlas, Titan and Pegasus), the Herley transponder is tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit. The use of the transponder is far more effective than simple skin reflection tracking, particularly under adverse weather conditions after the launch.

IFF transponders, which are used in conjunction with the FAA Air Traffic Control System, enable ground controllers to identify the unmanned targets, drones and cruise missiles on which these units fly and to vector other manned aircraft safely away from the flight path of the unmanned aerial vehicle.

Command and control transponders provide the link through the telemetry system for relaying ground signals to direct the vehicle's flight. The uplink from the ground control station, a series of coded pulse groups, carries the signals that command the flight control guidance system of the vehicle. The downlink to the ground provides both tracking signals for range safety, as well as acknowledgment and status of the uplink commands and their implementation in the vehicle. The transponder is therefore the means to fly the vehicle.

Scoring systems are mounted on both airborne and sea targets. Scoring systems enable test and evaluation engineers to determine the "miss-distance" between a projectile and the target at which it has been launched.

         Flight Termination Receiver

A flight termination receiver ("FTR") is installed in a test missile, UAV, target or a space launch vehicle as a safety device. The FTR has a built-in decoder that enables it to receive a complex series of audio tones which, when appropriate, will set off an explosive charge that will destroy the vehicle. A Range Safety Officer ("RSO") using the range safety transponder will track the vehicle in flight to determine if it is performing as required. If the RSO detects a malfunction in the test or launch vehicle that causes it to veer from a planned trajectory in a manner that may endanger personnel or facilities, the RSO will transmit a coded signal to the onboard FTR to explode the vehicle harmlessly. The FTR can be programmed for complex combinations of audio tone frequencies so that it will not accidentally explode the vehicle, but will not fail to explode the vehicle when so commanded.

         Microwave Devices

Herley manufactures solid state microwave devices in both Lancaster, Pennsylvania and at its MDI facility in Woburn, Massachusetts for use in its transponders and in existing long-term military programs, both as part of new production and for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

At MDI, the Company designs and manufactures complex microwave integrated circuits ("MICs"), which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. MICs manufactured by the Company are employed in many defense electronics military systems as well as missile programs.

The Company also produces receiver protector devices at MDI. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. With the contraction of the defense business, the Company believes that it has only a single competitor in this market.

In its Chicago facility, the Company designs and manufactures high frequency radio and IFF interrogators. This high frequency communications equipment is used by the U.S. Navy and foreign navies that conduct joint military exercises with the U. S. Navy. The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries.

New Product Development and Applications

The Company believes that its growth depends on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities rather than pure research. A substantial portion of the Company's development activities have been funded by the Company's customers. Certain of the Company's officers and engineers are involved at various times and in varying degrees in these activities. The Company's policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs and budgets require. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, were approximately $1,828,000, $1,453,000, and $970,000 in fiscal 1997, 1996, and 1995, respectively.

Over the past two years, the Company has been seeking commercial applications for its magnetron tube capability. In 1995, the Company signed agreements to develop miniature cost-effective magnetron tubes, using electrode-less high density ("EHD") techniques, for medical and industrial lighting applications. The Company believes that its partner in this joint engineering program is one of the largest lighting companies in the world. Based on initial engineering results, prototype tubes were designed, manufactured and tested satisfactorily to the specifications required. The Company and its partner are currently planning limited production of magnetron tubes to be used in an EHD industrial lighting application.

The new products and systems that the Company plans to design, manufacture and sell are data link systems, which encompass telemetry systems and telemetry data encoders. These products are currently being sold by others to the Company's existing customers. Together with transponders, they comprise the principal airborne flight instrumentation package for space launches. The Company believes that transponders represent approximately 5% to 10% of the total cost for the flight instrumentation package on a space launch vehicle. The Company anticipates sales of these new products to commence April 1998.

         Telemetry Systems

Telemetry systems contain transmitters, amplifiers and receivers and provide the means of communication between the control tower, the ground station and the test or launch vehicle. Telemetry systems are the equivalent of telephone links between the air and ground portions of launch vehicles or test and training ranges. The uplink communication to the airborne vehicle is transmitted via a telemetry signal from the ground to the vehicle. The telemetry signals are used to command the airborne vehicle through its command control transponder. The transponder will then change the flight control guidance system as directed. The downlink signals from the airborne telemetry transmitter to the ground telemetry receiver provide tracking signals for range safety, confirmation of the uplink command and their implementation by the vehicle and compilation of the data from on-board sensors gathered by the data encoder.

         Telemetry Data Encoders

Airborne targets and flight test missiles must have many critical parameters simultaneously monitored from the ground to gain the data required for verification of satisfactory performance or for identification of details of hardware requiring design improvements. On-board sensors may measure temperature, strain levels, vibration level and frequency, acoustic noise levels, air pressure, air velocity, humidity and other parameters of interest. The function of the encoder system is to convert the output of each of these sensors to a signal form that may be sequentially sampled by an electronic switch (multiplexer) in a known sequence and rate so as to create a data stream that may be transmitted to the ground by the telemetry system.

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

In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based upon the work completed.

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

Backlog

The Company's backlog of firm orders was approximately $36,911,000 on August 3, 1997 ($26,135,000 in domestic orders and $10,776,000 in foreign orders) as compared to approximately $23,770,000 on July 28, 1996 ($13,632,000 in domestic orders and $10,138,000 in foreign orders). Management anticipates that approximately $30,330,000 of the backlog will be shipped during the fiscal year ending August 2, 1998. There can be no assurance that the Company's backlog will result in sales in any particular period or at all, or that the contracts included in the backlog that result in sales will be profitable.

Manufacturing, Assembly and Testing

Flight instrumentation devices manufactured by the Company for military and space launch applications are subject to stringent testing procedures based upon customer requests. All of such testing is performed by the Company at its Lancaster facility.

All electronic parts are procured in controlled lots that are subjected to extensive physical inspection and screening at Herley before use in products. Physical inspection requires the use of high power microscopes and laser scanned optical comparators, which match the characteristics of the part under inspection to previously stored images.

The testing of high reliability space equipment is performed by complex computer controlled consoles that take measurements that continuously monitor and analyze operating parameters. Flight instrumentation products are tested over their full operating temperature range, after which the equipment is evaluated under combined vibration and temperature cycling. For initial design qualification, this testing may extend for several months and include evaluation of electromagnetic interference behavior (EMI), ability to survive pyrotechnic shock (simulating explosive charge detonation for space vehicle stage separation) and the combined effects of external vacuum with heating and cooling.

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

Competition

The flight instrumentation products which the Company manufactures are subject to varied competition depending on the product and market served. Competition is generally based upon technology, design, price and past performance. The Company's ability to compete for defense contracts depends, in part, on its ability to offer better design and performance than its competitors and its readiness in facilities, equipment and personnel to undertake to complete the programs. In certain products on programs, the Company believes that it is sole source, which means that all work is directed to a single manufacturer. In other cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the government should choose to reopen the particular program to competition.
Competition in follow-on procurements is generally limited after an initial award unless the original supplier has had performance problems. Many of Herley's competitors are larger and may have greater financial resources than the Company. Competitors include Aydin Corporation, L3 Communications, Microsystems, Inc., AMP, Inc., and REMEC, Inc.

Employees

As of October 12, 1997, the Company employed 286 full-time persons. A total of 203 employees were engaged in manufacturing, 38 in engineering, 20 in marketing, contract administration and field services and the balance in general and administrative functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including a 401k employee savings plan, and stock option plans.

Intellectual Property

The Company does not presently hold any significant patents applicable to its products. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and certain employee and third-party non-disclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Trade secret and copyright laws afford the Company limited protection. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, results of operations and financial condition. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company would have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts to modify the product so that it no longer infringe such proprietary rights, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2.  Properties

The Company's properties are as follows:

                                                                Area      Owned
                                                              Occupied     or
Location                       Purpose of Property            (Sq. Ft.)  Leased
-----------------  ------------------------------------------ ---------  ------
Lancaster, PA (1)  Production, engineering, administrative     71,200    Owned
                   and executive offices
Woburn, MA         Production, engineering and administration  60,000    Owned

Chicago, IL        Production, engineering and administration   9,700    Leased

Frederick, MD      Production, engineering and administration  14,700    Leased

Lancaster, PA      Land held for expansion                     26 Acres  Owned
--------------
     (1) The Company's executive offices occupy approximately 4,000 sq. ft. of space at this facility with engineering and administrative offices occupying 10,000 sq. ft. each. The Company believes that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders
        Matters

     (a) The Company's Common Stock is traded in the over-the-counter National Market System under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by NASDAQ - National Market System for the Company's Common Stock for the periods indicated.

                                                            Common Stock
                                                           High       Low
     Fiscal Year 1996
         First Quarter..................................    4.59      3.66
         Second Quarter.................................    6.19      3.84
         Third Quarter..................................    7.97      5.25
         Fourth Quarter.................................    9.19      6.00
     Fiscal Year 1997
         First Quarter..................................    7.97      6.19
         Second Quarter.................................   10.69      7.31
         Third Quarter..................................    8.91      6.09
         Fourth Quarter.................................   10.69      6.19

     The closing price on October 1, 1997 was $13.875.

     (b) As of October 1, 1997, there were approximately 1,000 record holders of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two years. The above prices have been adjusted to give effect to a 4-for-3 stock split on September 30, 1997.

Item 6. Selected Financial Data


                                                53 Weeks                     52 Weeks ended
                                                  Ended          ----------------------------------------
                                                August 3,     July 28,    July 30,     July 31,      August 1,
                                                   1997        1996         1995         1994          1993
                                                   ----        ----         ----         ----          ----

Net revenues                                  $32,195,168  29,001,404   24,450,267   30,508,211   21,334,985
Earnings (loss) from continuing operations    $ 4,803,659   3,668,956   (4,890,166)   1,861,429    1,391,098
Loss from discontinued operations             $     -           -            -            -       (2,463,642)
Cumulative effect of
      accounting change                       $     -           -            -            -        2,081,028
                                               ----------   ---------   ----------    ----------  ----------
Net income (loss)                             $ 4,803,659   3,668,956   (4,890,166)    1,861,429   1,008,484
                                               ==========   =========   ==========    ==========  ==========
Earnings (loss) per common
     and common equivalent share (1):
Continuing operations                              $ 1.01         .86         (.98)          .33         .26
Discontinued operations                               -            -            -             -         (.47)
Change in accounting                                  -            -            -             -          .40
                                                     ----        ----         ----          ----        ----
Net income (loss)                                  $ 1.01         .86         (.98)          .33         .19
                                                     ====        ====         ====          ====        ====

     (1) As adjusted to give effect to a 4-for-3 stock split effective September
30, 1997.

Total Assets                                  $39,257,186  42,508,942   42,229,282    53,752,454  58,813,878
Total Current Liabilities                     $ 9,813,376   7,559,306    9,973,866    10,217,598  14,369,213
Long-Term Debt net of current portion         $ 2,890,000  11,021,000   10,525,000    14,822,834  14,054,128

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company principally designs, manufactures and sells flight instrumentation components and systems, primarily to the U.S. government, foreign governments, and aerospace companies. Flight instrumentation products include command and control systems, transponders, flight termination receivers, telemetry transmitters and receivers, PCM encoders and decoders, and scoring systems. Flight instrumentation products are used to: (i) accurately track the flight of space launch vehicles, targets, and UAVs, (ii) communicate between ground systems and the airborne vehicle, (iii) if necessary, destroy the vehicle if it is veering from its planned trajectory, and (iv) train troops and test weapons.

Of the Company's total backlog of $36,911,000 at August 3, 1997, $26,135,000 is attributable to domestic orders and $10,776,000 is attributable to foreign orders. Management anticipates that approximately $30,330,000 of its backlog will be shipped during the fiscal year ending August 2, 1998. The Company includes in its backlog only firm orders for which it has accepted a written purchase order. In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based upon work completed.

Substantially all of the Company's contracts are fixed price contracts, wherein sales and related costs are generally recorded as deliveries are made. Many o f these contracts include options exercisable by the customer for additional products or systems at a fixed price. Certain costs under long-term fixed price contracts, principally directly or indirectly with the U.S. Government, which include non-recurring engineering, are deferred until these costs are contractually billable. The failure to anticipate technical problems, estimate costs accurately or control costs during a fixed price contract, including with respect to any option for additional products or systems, may reduce the Company's profitability or cause a loss under the contract. Revenue under certain long-term, fixed price contracts, principally command and control shelters, is recognized using the percentage of completion method of accounting. Revenues recognized on these contracts are based on estimated completion to date, which is the total contract amount multiplied by percent of performance, based on direct labor costs. There were no long-term contracts of this nature as of August 3, 1997 or July 28, 1996. Losses, if any, on contracts are recorded when first reasonably determined.

The Company believes that its growth depends on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities, rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,828,000, $1,453,000 and $970,000 in fiscal years 1997, 1996 and 1995, respectively. Costs of the Company's internally funded product development efforts are included in the Company's operating expenses as cost of products sold. Revenue from customer funded product development is included in net sales and the related product development costs also are included in cost of products sold.

The Company's effective tax rate for fiscal 1996 and 1997 was 2.7% and 9.1%, respectively, reflecting the utilization of prior year net operating loss carryforwards and the reversal of a valuation allowance established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. In August 1997, the Company established a foreign sales corporation as part of an overall domestic tax strategy to reduce its effective income tax rate. The Company anticipates that its effective income tax rate for fiscal 1998 will be approximately 34%.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.



                                                 52 Weeks ended     53 Weeks
                                                ----------------      ended
                                               July 30,   July 28,  August 3,
                                                 1995       1996       1997
                                                 ----       ----       ----

Net sales                                       100.0 %    100.0 %    100.0 %

Cost of products sold                            74.1 %     68.3 %     64.5 %
                                                 -----      ----       ----
Gross profit                                     25.9 %     31.7 %     35.5 %
Selling and administrative expenses              20.7 %     20.1 %     19.5 %
                                                 -----      ----       ----
Income before unusual item                        5.2 %     11.6 %     16.0 %
Unusual item                                     22.3 %       -         -
                                                 -----      ----       ----

Operating income (loss)                         (17.1)%     11.6 %     16.0 %
                                                 -----      ----       ----

Other income (expense):
      Net gain (loss) on available-for-sale
        securities and other investments         (1.5)%      3.1 %      1.3 %
      Dividend and interest income                2.5 %      1.3 %      0.8 %
      Interest expense                           (3.9)%     (3.0)%     (1.7)%
                                                 -----      ----       -----
                                                 (2.9)%      1.4 %      0.4 %
                                                 -----      ----       -----

Income (loss) before income taxes               (20.0)%     13.0 %     16.4 %
Provision for income taxes                        0.0 %      0.4 %      1.5 %
                                                 -----      ----       ----

Net income (loss)                               (20.0)%     12.7 %     14.9 %
                                                 -----      ----       ----


     Fiscal 1997 Compared to Fiscal 1996

Net sales for the 53 weeks ended August 3, 1997 were approximately $32,195,000 compared to $29,001,000 for fiscal 1996. The sales increase of $3,194,000 (11%) is primarily attributable to an increase in the sales of flight instrumentation products, including a Target Tracking Control System for the Republic of Korea.

Gross profit of 35.5% for the 53 weeks ended August 3, 1997 exceeded the prior year of 31.7% due to an increase of $2,842,000 in higher margin foreign sales from $6,556,000 in 1996 to $9,398,000 in 1997, as well as an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 53 weeks ended August 3, 1997 were $6,293,000 compared to $5,832,000 for fiscal 1996, an increase of $461,000 of which $360,000 was attributable to settlement and litigation costs involving two class action law suits, $325,000 to performance incentives, and $52,000 to additional travel costs. These increases were offset by a reduction in representative fees on foreign sales of $205,000 (partially due to a negotiated decrease in the rate paid), and a reduction of $75,000 in personnel and related expenses. As a percentage of net sales, selling and administrative expenses decreased from 20.1% in 1996 to 19.5% in 1997.

Other income (expense) for the 53 weeks ended August 3, 1997 decreased $265,000 from the prior year due to decreases in gains on the sale of investments and dividend and interest income of $488,000 and $118,000, respectively, offset by a decrease in interest expense of $341,000.

The effective tax rate in 1997 was 9.1%. The 1997 and 1996 tax provisions reflect the utilization of prior year net operating loss carryforwards. In 1995 a valuation allowance had been provided to reduce deferred tax assets to their net realizable value primarily based on management's uncertainty that past performance would be indicative of future earnings. In 1997 the valuation allowance was reversed through the deferred tax provision. A determining factor in assessing the change was the cumulative income in recent years. See Note I entitled "Income Taxes" to the Consolidated Financial Statements.

    Fiscal 1996 Compared to Fiscal 1995

Net sales for the 52 weeks ended July 28, 1996 were approximately $29,001,000 compared to $24,450,000 for fiscal 1995. The sales increase of $4,551,000
(18.6%) is attributable to an increase of approximately $5,845,000 in flight instrumentation products, of which Stewart Warner Electronics Co., acquired in July 1995, contributed $4,321,000, offset by a decrease of $1,294,000 in microwave components.

Gross profit of 31.7% for the 52 weeks ended July 28, 1996 exceeded the prior year of 25.9% due to an increase of $2,648,000 in higher margin foreign sales from $3,908,000 in 1995 to $6,556,000 in 1996, as well as an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 52 weeks ended July 28, 1996 were $5,832,000 compared to $5,072,000 for fiscal 1995, an increase of $760,000 of which $388,000 is attributable to increased representative fees on foreign sales, an increase of $233,000 in personnel and related expenses and other expenses of $46,000, offset by a reduction of $150,000 in the provision for customer disputed charges, and decreases in group insurance of $90,000, depreciation of $69,000 and outside services of $48,000. The addition of Stewart Warner Electronics Co. added $450,000 in selling and administrative expenses in fiscal 1996, the specific expenses of which are included in the above numbers. As a percentage of net sales, selling and administrative expenses decreased from 20.7% in 1995 to 20.1% in 1996.

Income before unusual items in 1996 was $3,370,882 as compared to $1,260,553 in 1995. Included in unusual items in 1995 are settlement costs in connection with certain legal actions of $4,310,000, legal fees of $829,000, and related expenses of $308,000.

Other income (expense) for the 52 weeks ended July 28, 1996 increased $1,100,000 from the prior year due to net gains on available-for-sale securities and other long-term investments of $898,000 as compared to losses of $356,000 in 1995, and a decrease in interest expense of $88,000; offset by decreased dividend and interest income of $242,000.

The effective tax rate in 1996 was 2.7%. The 1996 tax provision reflects the utilization of prior year net operating loss carryforwards. No income tax benefit was recorded in 1995 due to an increase in the valuation allowance. The valuation allowance was provided relating to that portion of net operating loss carryforwards that management believed might expire unutilized.

Liquidity and Capital Resources

As of August 3, 1997 and July 28, 1996, working capital was approximately $10,662,000 and $8,704,000, respectively, and the ratio of current assets to current liabilities was 2.09 to 1 and 2.15 to 1, respectively. At August 3, 1997, the Company had cash and cash equivalents of approximately $1,195,000.

As is customary in the defense industry, inventory is partially financed by advance payments. The unliquidated balance of these advance payments was approximately $3,091,000 in 1997, and $1,480,000 in 1996.

Net cash provided from operations and investing activities in 1997 and 1996 was approximately $3,647,000, and $6,159,000, respectively. Cash provided by investing activities resulted primarily from the liquidation of all the available-for-sale securities, and the sale of the Company's interest in the M.
D. Sass Re/Enterprise-II, L.P., limited partnership. The Company used approximately $9,715,000 of these funds in financing activities primarily for the net payment of outstanding bank debt of $7,250,000, and the purchase of treasury stock for $2,783,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000, which expires January 31, 1999. No borrowings were outstanding on this line at August 3, 1997. As of July 28, 1996, the Company had borrowings outstanding of $6,950,000.

During the fiscal year ended August 3, 1997 the Company acquired 244,519 shares of its outstanding common stock for $2,782,686 through open market purchases, pursuant to a stock purchase plan to acquire up to 300,000 pre-split shares of Common Stock, which was terminated in June 1997. The Company also acquired 463,639 shares, valued at $6,429,124 in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. See "Management Stock Plans."

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

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in December 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 3, 1997.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2 1997 Stock Option Plan  (Eshibit 10.1 of Report on Form 10-Q dated June 10,
     1997).
10.3 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of January 1, 1997 (Exhibit 10.2 of Report on Form 10-Q dated June 10,
     1997).
10.4 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of January 1, 1997 (Exhibit 10.3 of Report on Form 10-Q dated June 10,
     1997).
10.5 (a) Employment Agreement with Gerald I. Klein dated April 1, 1990, (Exhibit
         10.5 of Annual Report on Form 10-K for the fiscal year ended July 31, 1990).
     (b) Employment Agreement with Gerald I. Klein dated January 1, 1992, (Exhibit 10.7 of Form S-2 Registration Statement No. 33-44959).
     (c) Modification Agreement to Employment Agreement with Gerald I. Klein dated November 30, 1992, (Exhibit 10(b) of Report on Form 8-K dated November 30, 1992).
10.6 (a) Revised Non-Negotiable Promissory Note of Lee N. Blatt dated June 2, 1997 (Exhibit 10.4 of Report on Form 10-Q dated June 10, 1997).
     (b) Revised Non-Negotiable Promissory Note of Gerald I Klein dated June 2, 1997 (Exhibit 10.5 of Report on Form 10-Q dated June 10, 1997).
     (c) Revised Non-Negotiable Promissory Note of Myron Levy dated June 2, 1997 (Exhibit 10.6 of Report on Form 10-Q dated June 10, 1997).
10.7 Loan Agreement between Registrant and Allstate Municipal Income Opportunities Trust (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 31, 1989).
10.8 Asset Purchase Agreement dated as of September 1, 1992 between Micro-Dynamics, Inc. and Herley Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated October 22, 1992).
10.9 Stock Purchase Agreement dated as of June 1, 1993 between Herley Industries, Inc., Herley Interim Corp., Milton C. Barnard, Edward M. Webber, Marvin Adler and Carlton Industries, Inc. (Exhibit 7(c) of Report on Form 8-K dated June 18, 1993).
10.10 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).
11.  Computation of per share earnings.
23.  Consent of Independent Public Accountants.
27.  Financial Data Schedule (for electronic submission only).

(b)  Financial Statements

     See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K

     None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October, 1997.

                                  HERLEY  INDUSTRIES,  INC.


                                  By:        /S/  Lee N. Blatt
                                     -----------------------------------
                                     Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 30, 1997 by the following persons in the capacities indicated:


By: /S/  Lee N. Blatt
   ------------------                    Chairman of the Board
   Lee N. Blatt                           (Principal Executive Officer)

By: /S/  Myron Levy                      President and Director
   ----------------
   Myron Levy

By: /S/  Anello C. Garefino              Vice President Finance, CFO, Treasurer
   ------------------------              (Principal Financial Officer)
   Anello C. Garefino

By: /S/  David H. Lieberman              Director
   ------------------------
   David H. Lieberman

By: /S/  Thomas J. Allshouse             Director
   -------------------------
   Thomas J. Allshouse

By: /S/  John A. Thonet                  Director
   --------------------
   John A.  Thonet

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................    F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, August 3, 1997 and  July 28, 1996......    F-3

    Consolidated Statements of Operations for the 53 Weeks Ended
      August 3, 1997, and the 52 Weeks Ended  July 28, 1996
      and July 30, 1995.................................................    F-4

    Consolidated Statements of Shareholders' Equity for the 53 Weeks
       Ended August 3, 1997, and the 52 Weeks Ended July 28, 1996
       and July 30, 1995................................................    F-5

    Consolidated Statements of Cash Flows for the 53 Weeks Ended
       August 3, 1997, and the 52 Weeks Ended July 28, 1996 and
       July 30, 1995....................................................    F-6

    Notes to Consolidated Financial Statements..........................    F-7



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.


We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries as of August 3, 1997 and July 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the 53 weeks ended August 3, 1997 , and the 52 weeks ended July 28, 1996 and July 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of August 3, 1997 and July 28, 1996, and the consolidated results of their operations and their cash flows for the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996, and July 30, 1995 in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP



Lancaster, PA
 September 19, 1997

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        August 3,    July 28,
                                                          1997         1996
                                                       ----------   ----------
                       ASSETS

Current Assets:
        Cash and cash equivalents                     $ 1,194,650  $ 1,104,445
        Accounts receivable                             5,176,523    3,249,225
        Notes receivable-officers                       2,100,913    2,083,543
        Other receivables                                 152,148      124,992
        Inventories                                     9,790,382    8,010,687
        Deferred taxes and other                        2,061,066    1,689,988
                                                       ----------   ----------
                Total Current Assets                   20,475,682   16,262,880
Property, Plant and Equipment, net                     11,704,755   12,579,044
Intangibles, net of amortization of $1,133,750
        in 1997 and $861,650 in 1996                    4,308,136    4,580,236
Available-for-sale Securities                            -           4,912,387
Other Investments                                       1,313,502    3,000,000
Other Assets                                            1,455,111    1,174,395
                                                       ==========   ==========
                                                      $39,257,186  $42,508,942
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt             $   335,000  $   300,000
        Note payable to related party                     846,000     -
        Accounts payable and accrued expenses           4,986,740    5,123,868
        Income taxes payable                               76,635      166,295
        Reserve for contract losses                       478,000      489,110
        Advance payments on contracts                   3,091,001    1,480,033
                                                       ----------   ----------
                Total Current Liabilities               9,813,376    7,559,306
Long-term Debt                                          2,890,000   11,021,000
Deferred Income Taxes                                   2,696,394    1,923,058
Excess of fair value of net assets of business
        acquired over cost, net of amortization
        of $973,666 in 1997 and $486,833 in 1996          486,833      973,667
                                                       ----------   ----------
                                                       15,886,603   21,477,031
                                                       ----------   ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          10,000,000 shares; issued and outstanding
          4,209,365 in 1997 and 2,936,122 in 1996         420,936      293,612
        Additional paid-in capital                      8,856,516   11,448,827
        Retained earnings                              14,093,131    9,289,472
                                                       ----------   ----------
                Total Shareholders' Equity             23,370,583   21,031,911

                                                       ==========   ==========
                                                      $39,257,186  $42,508,942
                                                       ==========   ==========

        The  accompanying   notes  are  an  integral  part  of  these  financial
statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     53 weeks
                                                      ended              52 weeks ended
                                                     August 3,       July 28,       July 30,
                                                       1997            1996           1995
                                                    -----------    -----------     -----------
Net sales                                         $ 32,195,168   $ 29,001,404    $ 24,450,267
                                                    -----------    -----------     -----------

Cost and expenses:
      Cost of products sold                         20,753,707     19,798,692      18,117,874
      Selling and administrative expenses            6,293,199      5,831,830       5,071,840
      Unusual items                                  -              -               5,447,005
                                                    -----------    -----------     -----------
                                                    27,046,906     25,630,522      28,636,719
                                                    -----------    -----------     -----------

          Operating income (loss)                    5,148,262      3,370,882      (4,186,452)
                                                    -----------    -----------     -----------

Other income (expense):
      Net gain (loss) on available-for-sale
          securities and other investments             409,399        897,919        (355,709)
      Dividend and interest income                     257,676        376,007         617,645
      Interest expense                                (531,678)      (873,452)       (961,650)
                                                    -----------    -----------     -----------
                                                       135,397        400,474        (699,714)
                                                    -----------    -----------     -----------

          Income (loss) before income taxes          5,283,659      3,771,356      (4,886,166)
Provision for income taxes                             182,400        102,400           4,000
                                                    -----------    -----------     -----------

          Net income (loss)                       $  5,101,259   $  3,668,956    $ (4,890,166)
                                                    ===========    ===========     ===========


Earnings (loss) per common and common
      equivalent share                                $ 1.44         $ 1.15         $ (1.31)
                                                       =====          =====           ======

Weighted average number of common and
      common equivalent shares outstanding           3,550,262      3,190,339       3,734,151
                                                     =========      =========       =========


      The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

53 weeks ended August 3, 1997, and 52 weeks ended July 28, 1996 and July 30, 1995


                                                                                        Unrealized
                                                                                        Gain (Loss)
                                                           Additional                  on Available-
                                            Common Stock     Paid-in        Retained      for-sale     Treasury
                                Shares         Amount        Capital        Earnings    Securities      Stock          Total
                                ------         ------        -------        --------    ----------      -----          -----
Balance at July 31, 1994        4,278,189   $   427,819     17,989,374     10,510,682    (201,117)     (445,620)  $ 28,281,138

Net (loss)                                                                 (4,890,166)                              (4,890,166)
Issuance of common stock           35,000         3,500         99,313                                                 102,813
Unrealized gain on
  available-for-sale
  securities                                                                              226,117                      226,117
Purchase of 1,194,701 shares
  of treasury stock                                                                                  (4,732,165)    (4,732,165)
Retirement of 1,297,201 shares
  of treasury stock            (1,297,201)     (129,720)    (5,048,065)                               5,177,785         -

                               -----------    ----------   ------------    -----------   ---------   -----------   ------------
Balance at July 30, 1995        3,015,988   $   301,599     13,040,622      5,620,516      25,000        -        $ 18,987,737

Net income                                                                  3,668,956                                3,668,956
Exercise of stock options         406,432        40,643      2,577,360                               (2,483,552)       134,451
Unrealized loss on
  available-for-sale
  securities                                                                              (25,000)                     (25,000)
Purchase of 270,339 shares
  of treasury stock                                                                                  (1,737,233)    (1,734,233)
Retirement of treasury shares    (486,298)      (48,630)    (4,169,155)                               4,217,785         -

                               -----------    ----------   ------------    -----------   ---------   -----------   ------------
Balance at July 28, 1996        2,936,122   $   293,612     11,448,827      9,289,472        -           -        $ 21,031,911

Net income                                                                  4,803,659                                4,803,659
Exercise of stock options
  and warrants                    929,060        92,906      6,653,917                               (6,429,124)       317,699
Four-for-three stock split      1,052,341       105,234       (105,234)                                                 -
Purchase of 244,519 shares
  of treasury stock                                                                                  (2,782,686)    (2,782,686)
Retirement of treasury shares    (708,158)      (70,816)    (9,140,994)                               9,211,810         -

                               -----------    ----------   ------------    -----------   ---------   -----------   ------------
Balance at August 3, 1997       4,209,365   $   420,936      8,856,516     14,093,131        -            -       $ 23,370,583
                               ===========    ==========   ============    ===========   =========   ===========   ============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          53 weeks
                                                                           ended              52 weeks ended
                                                                          August 3,      July 28,       July 30,
                                                                            1997           1996           1995
                                                                        ------------   ------------   ------------
Cash flows from operating activities:
     Net Income (loss)                                                $   4,803,659  $   3,668,956  $  (4,890,166)
                                                                        ------------   ------------   ------------
     Adjustments  to  reconcile  net  income  (loss)
      to net  cash  provided  by operations:
        Depreciation and amortization                                     1,538,283      1,563,354      2,116,233
        (Gain) loss on sale of available-for-sale
            securities and other investments                               (409,572)    (1,018,643)       355,709
        Decrease (increase) in deferred tax assets                         -              (393,389)       596,055
        Increase in deferred tax liabilities                                773,336        376,723        255,240
        Unrealized loss on available-for-sale securities                   -               121,550       -
        Unusual item                                                       -              -             5,447,005
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                   (1,927,298)     1,430,692      1,285,694
            (Increase) in notes receivable-officers                         (17,370)    (2,083,543)      -
            Decrease (increase) in other receivables                        (27,156)        38,410        136,635
            Decrease (increase) in inventories                           (1,779,695)     1,319,366      2,208,137
            (Increase) in prepaid expenses and other                       (371,078)       (25,940)      (753,838)
            (Decrease) in accounts payable and
                accrued expenses                                           (137,128)      (513,649)    (3,879,974)
            Increase (decrease) in income taxes payable                     (89,660)       166,295       (162,543)
            (Decrease) in reserve for contract losses                       (11,110)        (6,890)        (4,000)
            Increase (decrease) in advance payments
                on contracts                                              1,610,968          3,393     (1,397,334)
            Other, net                                                     (309,500)        40,000        153,335
                                                                        ------------   ------------   ------------
                Total adjustments                                        (1,156,980)     1,017,729      6,356,354
                                                                        ------------   ------------   ------------
        Net cash provided by operations                                   3,646,679      4,686,685      1,466,188
                                                                        ------------   ------------   ------------

Cash flows from investing activities:
     Purchase of available-for-sale securities
        and other investments                                              (159,364)   (11,077,331)   (22,766,138)
     Proceeds from sale of fixed assets                                      15,468       -              -
     Proceeds from sale of available-for-sale securities
        and other investments                                             7,164,538     11,879,157     30,417,016
     Capital expenditures                                                  (862,129)      (643,330)      (182,241)
                                                                        ------------   ------------   ------------
        Net cash provided by investing activities                         6,158,513        158,496      7,468,637
                                                                        ------------   ------------   ------------

Cash flows from financing activities:
     Borrowings under bank line of credit                                 2,825,000      9,875,000      4,044,668
     Proceeds from exercise of stock options                                317,699        134,451       -
     Payments under lines of credit                                      (9,775,000)    (9,925,000)    (8,025,000)
     Payments under litigation settlement                                  -            (2,000,000)    (2,000,000)
     Payments of long-term debt                                            (300,000)      (363,709)      (512,735)
     Purchase of treasury stock                                          (2,782,686)    (1,734,233)    (2,708,732)
                                                                        ------------   ------------   ------------
        Net cash (used in) financing activities                          (9,714,987)    (4,013,491)    (9,201,799)
                                                                        ------------   ------------   ------------

        Net increase (decrease) in cash and cash equivalents                 90,205        831,690       (266,974)
Cash and cash equivalents at beginning of period                          1,104,445        272,755        539,729
                                                                        ------------   ------------   ------------

Cash and cash equivalents at end of period                            $   1,194,650  $   1,104,445  $     272,755
                                                                        ============   ============   ============
Supplemental cash flow information:
     Cashless exercise of stock options                               $   6,429,124  $   2,483,552
                                                                        ============   ============
     Liabilities assumed in connection with acquisition                                             $     915,000
                                                                                                      ============

The accompanying notes are an integral part of these financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Nature of Operations

       The Company principally designs, manufactures and sells flight instrumentation and microwave products, primarily to aerospace companies, the U.S. government, and several foreign governments. The Company's main products include a variety of transponders which are used to enhance radar signals to accurately track the flight of space launch vehicles and aircraft, as well as microwave devices and command and control systems.

2.     Fiscal Year

       The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal year 1997 consisted of 53 weeks, and fiscal years 1996 and 1995 consisted of 52 weeks.

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

4.     Revenue and Cost Recognition

       Under fixed-price contracts, sales and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the U.S. Government), which include non-recurring billable engineering, are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts, principally shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on direct labor dollars). Losses on contracts are recorded when first reasonably determined.

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

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three fiscal years ended August 3, 1997, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

8.     Marketable Securities

       The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

9.     Other Investments

       The Company is a limited partner in certain nonmarketable limited partnerships in which it owns approximately a 10% interest. Beginning in 1997 other investments are accounted for under the equity method. Previously, the cost method was utilized as the amount was not significantly different from the equity method.

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

11.    Stock-Based Compensation

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

12.    Earnings Per Common Share

       Earnings per common share and common equivalent share is based on the weighted average number of outstanding shares of common stock (reflective of a 4-for-3 stock split on September 15, 1997), including common stock equivalents (options and warrants) as determined under the treasury stock method as follows: 4,733,682 shares in 1997; 4,253,785 shares in 1996; and 4,978,868 shares in 1995.

13.    Cash and Cash Equivalents

       For purposes of the statement of cash flows, short-term investments which have a maturity of ninety days or less at the date of acquisition are considered cash equivalents.

14.    Product Development

       The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,828,000, $1,453,000, and $970,000 in fiscal 1997, 1996, and 1995, respectively.

15.    New Accounting Standards

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share ("EPS") calculation is replaced with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. Earlier application of this Statement is not permitted. Therefore, the EPS in the Consolidated Statements of Operations are presented under APB No. 15.

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

NOTE C - NOTES  RECEIVABLE-OFFICERS

       In fiscal 1996 the Company loaned $1,400,000,  $300,000,  and $300,000 to certain officers, as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The notes were initially due November 1996, November 1996 and March 1997, respectively. The notes may be renewed by the Company from year to year. The notes were extended by the Company in fiscal 1997 and are now due April 30, 1998, January 31, 1998, and January 31, 1998, respectively. The loans are secured by 594,365 shares of common stock of the Company. Interest is payable at maturity at the average rate of interest paid by the Company on borrowed funds during the fiscal year. The pledge agreement also provides for the Company to have the right of first refusal to purchase the pledged securities, based on a formula as defined, in the event of the death or disability of the officer.

NOTE D - INVENTORIES

       The major components of inventories are as follows:

                                                 August 3,         July 28,
                                                    1997             1996
           Purchased parts and raw materials     $ 4,780,336    $ 3,358,256
           Work in process                         4,899,551      4,580,538
           Finished products                         110,495         71,893
                                                ------------    -----------
                                                 $ 9,790,382    $ 8,010,687
                                                  ==========      =========

NOTE E - AVAILABLE-FOR-SALE SECURITIES

       In September 1996, the Company liquidated all of its available-for-sale securities for approximately $4,912,000 and used the proceeds to reduce its long-term bank debt. A provision for unrealized losses of $121,550 is included in the statement of operations for fiscal year 1996. The fair value of available-for-sale securities at July 28, 1996 was $4,912,387.

NOTE F - OTHER INVESTMENTS

       In April 1996, the Company acquired a limited partnership interest in M.D. Sass Re/Enterprise-II, L.P., a Delaware limited partnership for $2,000,000. The objective of the partnership is to achieve superior long-term capital appreciation through investments consisting primarily of securities of companies that are experiencing significant financial or business difficulties. In April 1997, the Company sold its investment and terminated its limited partnership interest for $2,080,630 realizing a gain of $80,630.

       In December 1995, the Company sold its investment and terminated its limited partnership interest in M.D. Sass Re/Enterprise Partners, L.P., a Delaware limited partnership for $3,823,233 realizing a gain of $1,095,727.

       In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At August 3, 1997 and July 28, 1996 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following:

                                         August 3,       July 28,    Estimated
                                          1997            1996       Useful Life
                                          ----            ----       -----------

       Land                             $   880,270    $   880,270
       Building and building
            improvements                  5,438,663      5,362,409   10-40 years
       Machinery and equipment           17,515,954     16,788,901    5- 8 years
       Furniture and fixtures               494,056        494,056    5-10 years
       Tools                                 24,869         24,869       5 years
       Leasehold improvements               288,757        288,757    5-10 years
                                         ----------     ----------
                                         24,642,569     23,839,262
       Less accumulated depreciation     12,937,814     11,260,218
                                         ----------     ----------
                                        $11,704,755    $12,579,044
                                         ==========     ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

       Rent expense for the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996 and July 30, 1995 was approximately $229,900, $284,600, and $158,000, respectively.

       Minimum annual rentals under noncancellable leases are as follows:

                                                               Amount
                                                               -------
                         Year ending fiscal 1998              $204,800
                                            1999               153,900
                                            2000                97,400

       Employment Agreements

       The Company has employment agreements with various executives and employees of the Company, which, as amended, expire at various dates through December 31, 2002, subject to extension each January 1 for six years from that date not to extend, in any event, beyond December 31, 2006. These agreements provide for aggregate annual salaries of $1,185,000. Certain agreements provide for an annual increment equal to the greater of a cost of living adjustment based on the consumer price index or 10%, and also provide for incentive compensation related to pretax income. Incentive compensation in the amount of $665,352 was expensed in fiscal year ended August 3, 1997. Incentive compensation of $446,750 was expensed in fiscal 1996. No incentive compensation was due for the fiscal year ended July 30, 1995.

       Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment. As of August 3, 1997, the amount payable in the event of such termination would be approximately $2,050,000.

       One of the employment contracts provides for a consulting agreement commencing January 1, 2002 and terminating December 31, 2010 at the annual rate of $100,000. Another one of the employment contracts, as amended January 1, 1997, provides for a consulting period commencing at the end of the period of active employment and continuing for a period of five years at the annual rate of $60,000. One officer of the Company has a severance agreement providing for a lump-sum payment of $220,000 through June 1999, adjusted to $110,000 through June 2002.

       Litigation

       In November 1996, the Company settled all claims in connection with two class action complaints, related to the Company's acquisition of Carlton Industries, Inc. and its subsidiary, Vega Precision Laboratories, Inc. for $450,000.

       In August 1997, the Company settled all claims in connection with a class action complaint filed in 1995 for $170,000. The claim related to the Company's settlement of the Litton Action in the Essex Superior Court of Massachusetts which alleged, inter alia, that there was insufficient disclosure by the Company of its true potential exposure in that claim.

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

       The Company is also involved in other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

       Stand-by Letters of Credit

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 1999. At August 3, 1997 stand-by letters of credit aggregating $3,241,392 were outstanding under this facility.

NOTE I - INCOME TAXES

       Income tax provision consisted of the following:

                                                         52 Weeks ended
                              53 Weeks ended          --------------------
                                 August 3,         July 28,         July 30,
                                   1997              1996             1995
                                   ----              ----             ----
              Current
                  Federal      $ (52,000)        $  90,000         $   -
                  State           89,000            12,400             -
                                ---------         --------           -----
                                  37,000           102,400             -
                                ---------          -------           -----
              Deferred
                  Federal       (142,000)             -              4,000
                  State          585,000              -                -
                                 --------          -------           -----
                                 443,000              -              4,000
                                 --------          -------           -----

                               $ 480,000         $ 102,400         $ 4,000
                                 =======           =======           =====

       The Company paid income taxes of approximately $178,000 in 1997, $19,000 in 1996, and $122,000 in 1995. The following is a reconciliation of the
       U. S. statutory income tax rate and the effective tax rate on pretax income: 53 Weeks ended 52 Weeks ended

                                            August 3,   July 28,    July 30,
                                              1997        1996        1995
                                              ----        ----        ----
         U.S. Federal statutory rate          34.0 %      34.0 %     (34.0) %
         State taxes, net of
            federal tax benefit               12.2         0.2         -
         Alternative minimum tax               -           2.4         -
         Benefit of net operating loss
            carryforward                     (30.8)      (35.2)        -
         Non-deductible expenses                .3         1.3         -
         Increase (decrease)in valuation
            allowance                         (9.4)        -          34.0
         Other, net                            2.8         -           -
                                             -----       -----       -----
            Effective tax rate                 9.1 %       2.7 %       -   %
                                             =====       =====       =====

       The 1997 and 1996 tax provisions reflect the utilization of prior year net operating loss carryforwards. In 1995 a valuation allowance had been provided to reduce deferred tax assets to their net realizable value primarily based on management's uncertainty that past performance would be indicative of future earnings. In 1997 the valuation allowance was reversed through the deferred tax provision. A determining factor in assessing the change was the cumulative income in recent years.

       Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

       As of August 3, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $2,000,000 which expire in 2010.

       Components of deferred tax assets and liabilities are as follows:

                                                   August 3, 1997             July 28, 1996
                                               ----------------------      -----------------
                                               Deferred    Deferred      Deferred     Deferred
                                                  Tax         Tax          Tax          Tax
                                                Assets    Liabilities     Assets     Liabilities
                                               --------   -----------    --------    -----------
         Intangibles                         $    -       $1,681,375   $  807,537    $    -
         Alternative minimum tax                265,906        -          176,707         -
         Accrued vacation pay                   123,644        -          118,104         -
         Accrued bonus                          343,398        -          243,760         -
         Warranty costs                         220,000        -          220,000         -
         Inventory                              985,703        -          910,081         -
         Depreciation                             -        2,006,038        -         1,923,058
         Net operating loss carryforwards       725,113        -        2,781,480         -
         Litigation settlement                    -            -          495,080         -
         Contract losses                        275,635        -          215,208         -
         Other                                   71,917       78,967       97,645         -
                                              ---------    ---------    ---------    ----------
                                              3,011,316    3,766,380    6,065,602     1,923,058
         Valuation allowance                      -            -        4,454,627         -
                                              ---------    ---------    ---------     ---------
                                             $3,011,316   $3,766,380   $1,610,975    $1,923,058
                                              =========    =========    =========     =========

NOTE J- LONG-TERM DEBT

       Long-term debt is summarized as follows:
                                                   August 3,        July 28,
                                      Rate           1997             1996
                                -------------        ----             ----
       Note payable bank (a)    6.22% -8.50%      $    -        $  6,950,000
       Mortgage note (b)        10.4%              3,225,000       3,525,000
       Long term liability (c)        -                -             846,000
                                                   ---------      ----------
                                                   3,225,000      11,321,000
       Less current portion                          335,000         300,000
                                                   ---------      ----------
                                                  $2,890,000    $ 11,021,000
                                                   =========      ==========

       (a) In January 1997, the Company renewed the revolving credit agreement with its bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1999. Interest is set biweekly at 1% over the FOMC Target Rate applied to outstanding balances up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate for outstanding balances in excess of this limit. There were no borrowings outstanding at August 3, 1997. The premium rate portion of the facility would be secured by any available-for-sale securities.

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

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of working capital and tangible net worth. In connection with this loan, the Company paid approximately $220,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at August 3, 1997 and July 28,1996 and are being amortized over the term of the loan (15 years).

       (c) Under a contract for the purchase of an industrial parcel of land from its Chairman, the Company is obligated to pay $846,000 at settlement on or before April 30, 1998.

       The Company paid interest of approximately $567,000 in 1997, $854,000 in 1996, and $1,010,000 in 1995.

       Future payments required on long-term debt are as follows:

                    Fiscal year ending during:         Amount
                                                       ------
                              1998                   $335,000
                              1999                    370,000
                              2000                    410,000
                              2001                    450,000
                              2002                    500,000
                              Thereafter            1,160,000
                                                    ---------
                                                   $3,225,000

NOTE K - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses include the following:

                                            August 3,         July 28,
                                              1997              1996
                                            ---------         ---------
         Accounts payable                 $ 1,841,468       $ 1,579,230
         Accrued payroll and bonuses        1,483,915         1,160,345
         Accrued commissions                  205,692           247,687
         Accrued interest                      55,900            95,925
         Accrued litigation expenses          297,538         1,206,914
         Accrued expenses                   1,102,227           833,794
                                           ----------       -----------
                                          $ 4,986,740       $ 5,123,868
                                           ==========        ==========

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

       The Company has accrued approximately $178,000 for the 53 weeks ended August 3, 1997, and contributed approximately $159,000, and $151,000 to this plan for the 52 weeks ended July 28, 1996, and July 30, 1995, respectively.

NOTE M - SHAREHOLDERS' EQUITY

       The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company applies APB Opinion No, 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1%; volatility factor of the expected market price of the Company's common stock of .63; and a weighted-average expected life of the option of .4 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management' s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Had compensation cost for stock options granted in fiscal 1997 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1997
                                                       ---------
                Net earnings - as reported            $4,803,659
                Net earnings - pro forma              $3,451,882
                Earnings per share - as reported           $1.01
                Earnings per share - pro forma              $.73

       No options were granted in fiscal 1996.

       The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

       In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 1,666,666 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 801,660 shares were granted during the fiscal year ended August 3, 1997.

       In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 666,666 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 663,989 shares were granted during the fiscal year ended August 3, 1997.

       In December 1992, the Board of Directors approved the 1992 Non-Qualified Stock Option Plan which covers 1,333,333 shares, as amended, of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Board of Directors; however, if not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. Options for 339,986 shares were granted during the fiscal year ended July 30, 1995. These options may be exercised cumulatively at the rate of 25% per year beginning one year after the date of grant. This plan was terminated in December 1995, except for outstanding options thereunder.

       In October 1987, the Board of Directors approved the 1988 Non-Qualified Stock Option Plan which covers 666,666 shares of the Company's common stock. Under the terms of the Plan, the purchase price of the shares, subject to each option granted, will not be less than 85% of the fair market value at the date of grant. The date of exercise may be determined at the time of grant by the Board of Directors; however, if not specified, 20% of the shares can be exercised each year beginning one year after the date of grant and generally expire five years from the date of grant. This plan was terminated in December 1995, except for outstanding options thereunder.

A summary of stock option activity under all plans for the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996, and July 30, 1995 follows:



                                   Non-Qualified Stock Options
                               ----------------------------------
                                                          Weighted
                                                           Average      Warrant Agreements
                              Number       Price Range     Exercise      Number    Price Range
                             of shares      per share        Price     of  shares   per share

Outstanding July 31, 1994...   929,969   $ 4.27  - 9.01     $5.00        573,333          $5.35
   Granted .................   339,986             2.54      2.54
   Canceled.................   (13,331)    2.54  - 5.25      4.88
                            ----------    -------------      ----        -------           ----
Outstanding July 30, 1995... 1,256,624   $ 2.54  - 9.01     $4.33        573,333          $5.35
   Granted .................    -                                        293,333           4.64
   Exercised................  (541,900)    2.54  - 5.72      4.87
   Canceled.................   (31,330)    2.54  - 5.25      4.83       (533,333)          5.35
                            ----------    -------------      ----        -------    -----------
Outstanding July 28, 1996...   683,394   $ 2.54  - 9.01     $3.89        333,333  $ 4.64 - 5.35
   Granted ................. 1,465,649     6.10  -10.41      6.48
   Exercised................(1,225,384)    2.54  - 6.94      5.46        (13,333)          4.64
   Canceled.................    (7,332)    5.25  - 9.01      8.67           -
                            ----------    -------------      ----        -------    -----------
Outstanding August 3, 1997..   916,327   $ 2.54  -10.41     $5.87        320,000  $ 4.64 - 5.35
                            ==========                                   =======

       Options to purchase 130,218 shares of common stock were exercisable under all plans at August 3, 1997 at a weighted average exercise price of $5.59 with a weighted average remaining contractual life of 6.8 years as follows:

    Options Outstanding and Exercisable by Price Range as of August 3, 1997

                                            Options Outstanding                    Options Exercisable
                                ----------------------------------------------  ---------------------------
                                               Weighted
                                                Average            Weighted                    Weighted
           Range of Exercise      Number       Remaining           Average        Number        Average
                 Prices         Outstanding   Contractual Life  Exercise Price  Exercisable  Exercise Price
           ------------------   -----------   ----------------  --------------  -----------  --------------
           $2.5350  -$ 5.2500     151,117           6.43           $ 2.9164       38,672        $ 4.0255
            6.0938  -  6.0938     259,997           4.67             6.0938       56,995          6.0938
            6.4688  -  6.4688     326,550           9.74             6.4688        8.889          6.4688
            6.9375  - 10.4063     178,663           4.31             7.0152       25,662          6.9375
                                  -------           ----             ------      -------          ------
           $2.5350  -$10.4063     916,327           6.79            $5.8728      130,218         $5.5948

       In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of common stock of the Company at the fair market value of $5.35 per share at date of issue. In December 1995 warrants for 533,333 shares were canceled. The warrants vest immediately and expire April 30, 1998. In December 1995, common stock warrants were issued to certain officers for the right to acquire 293,333 shares of common stock of the Company at the fair market value of $4.64 per share at date of issue. The warrants vest immediately and expire December 13, 2005. Warrants for 13,333 shares were exercised in fiscal 1997.

       In connection with the sale of common stock to the public in 1992, the Company issued to the underwriter, for its own account, warrants to purchase 170,529 shares of common stock of the Company (as adjusted under the agreement), exercisable for a period of four years at a price of $9.06 per share (as adjusted under the agreement), subject to further adjustment in certain events. The warrants expired in February 1997.

       On July 31, 1993, the Company issued 46,666 shares of common stock valued at $5.91 per share in connection with the acquisition of substantially all of the assets of Micro-Dynamics, Inc. These shares were subsequently canceled and reissued in January 1995.

NOTE N - RELATED PARTY TRANSACTIONS

       On March 6, 1996, the Board of directors approved the purchase of an industrial parcel of land from the Chairman of the Company for $940,000. A deposit of $94,000 was paid on execution of the contract, and the balance of $846,000 will be paid at settlement on or before April 30, 1998. The Company intends to use this land for possible future expansion.

NOTE O - MAJOR CUSTOMERS

       Net sales to the U.S. Government in 1997, 1996, and 1995 accounted for approximately 34%, 33%, and 30% of net sales, respectively. Net sales to the Republic of Korea and Lockheed Martin accounted for approximately 22% of net sales in 1997. Foreign sales amounted to approximately $9,320,000, $6,556,000, and $3,908,000 in fiscal 1997, 1996, and 1995, respectively.

       Included in accounts receivable as of August 3, 1997 and July 28, 1996 are amounts due from the U.S. Government of approximately $1,454,000 and $933,000, respectively.

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

         Long-term debt: The fair value of the mortgage note was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

       Off balance sheet financial instruments:

         Stand-by letters of credit: These letters of credit primarily collateralize the Company's obligations to customers for advanced payments received under contracts. The contract amounts of the letters of credit approximate their fair value.

The carrying amounts and fair values of the Company's financial instruments are presented below:

                                                     August 3, 1997
                                               --------------------------
                                            Carrying Amount    Fair Value
                                            ---------------    ----------
          Cash and cash equivalents          $ 1,194,650      $ 1,194,650
          Notes receivable-officers            2,100,913        2,100,913
          Long-term debt                       2,890,000        3,408,000
          Stand-by letters of credit               -            3,241,392

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

NOTE S - SUBSEQUENT EVENTS

       On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 234,895 shares of common stock of the Company in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. Metraplex products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The transaction will be accounted for under the purchase method.

       On September 4, 1997 the Board of Directors declared a 4-for-3 stock split effected as a stock dividend payable September 29, 1997 to holders of record on September 15, 1997. The effect of the split is presented within shareholders' equity at August 3, 1997. The distribution increased the number of shares outstanding from 3,157,024 to 4,209,365. The amount of $105,234 was transferred from the additional paid-in capital to the common stock account to record this distribution. All share and per share data, including stock options and warrants, included in this annual report have been restated to reflect the stock split.