Form 10-K/A
period 1997-08-03
HERLEY INDUSTRIES INC /NEW
filed 1997-12-03
CIK 47035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE COMMISSION
                     For the fiscal year ended August 3, 1997

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                 23-2413500
     (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)            Identification No.)

  10 Industry Drive, Lancaster, Pennsylvania               17603
  (Address of Principal Executive Offices)              (Zip Code)

  Registrant's telephone number, including area code:  (717) 397-2777

  Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Exchange on
          Title of Class                    which registered

                None                             None

  Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $ .10 par value
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $13.75 as of December 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,095,716.

     The number of shares outstanding of registrant's common stock, $.10 par value was 4,541,146 as of December 1, 1997.

     Documents incorporated by reference:   None

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:


        Name                   Age    Position(s) with the Company

Lee N. Blatt                    69    Chairman of the Board and Chief Executive
                                      Officer
Myron Levy                      57    President and Director
Anello C. Garefino              50    Vice President-Finance, Treasurer and Chief
                                      Financial Officer
Allan Coon                      61    Vice President
Adam J. Bottenfield             37    Vice President-Engineering
Ray Umbarger                    50    Vice President-Domestic Marketing
George Hopp                     59    Vice President-International Marketing
Glenn Rosenthal                 37    Vice President
David H. Lieberman              52    Secretary and Director
Adm.Thomas J. Allshouse  (Ret.) 72    Director, Member of Compensation and
                                      Audit Committees
Alvin M. Silver                 66    Director, Member of Compensation and Audit
                                      Committees
John A. Thonet                  47    Director
Adm. Edward K. Walker, Jr.
  (Ret.)                        64    Director, Member of Compensation and
                                      Audit Committees


     Mr. Lee N. Blatt is a co-founder of the Company and has been Chairman of the Board of the Company since its organization in 1965. Mr. Blatt holds a Bachelors Degree in Electrical Engineering from Syracuse University and a Masters Degree in Business Administration from City College of New York. Mr. Blatt's term as a director expires at the 1997 annual meeting of stockholders.

    Mr. Myron Levy has been President of the Company since June 1993 and served as Executive Vice President and Treasurer since May 1991, and prior thereto as Vice President for Business Operations and Treasurer since October 1988. For more than ten years prior to joining the Company, Mr. Levy, a certified public accountant, was employed in various executive capacities, including Vice-President, by Griffon Corporation (formerly Instrument Systems Corporation). Mr. Levy's term as a director expires at the 1998 annual meeting of stockholders.

     Mr. Anello C. Garefino has been employed by the Company in various executive capacities for more than the past five years. Mr. Garefino, a certified public accountant, was appointed Vice President-Finance, Treasurer and Chief Financial Officer in June 1993. From 1987 to January 1990, Mr. Garefino was Corporate Controller of Exide Corporation.

     Mr. Allan Coon joined the Company in 1992 and was appointed as a Vice President in December 1995. Prior to joining the Company, Mr. Coon was Senior Vice President and Chief Financial Officer of Alpha Industries, Inc. , a publicly traded company engaged in military and commercial electronic programs.

     Mr. Adam J. Bottenfield was appointed Vice President - Engineering in July 1997. Mr. Bottenfield has been employed by the Company as Systems Engineering Manager of Herley-Vega Systems since the Company's acquisition of Vega in 1993. From 1984 to 1993, Mr. Bottenfield was Manager of Digital and Software Engineering of Vega.

     Mr. Ray Umbarger was appointed Vice President - Domestic Marketing in July 1997, having been employed by the Company since June 1995. For more than ten years prior to that, Mr. Umbarger served in the U.S. Navy where he was a Captain. His responsibilities in the Navy included the design, development production, deployment and life cycle support of all Navy, and in some cases, all Department of Defense target systems. Mr. Umbarger received a Bachelors Degree in Aeronautical Engineering from the U.S. Naval Academy, a Masters Degree in Aeronautical Engineering from Princeton University and a Masters Degree in Business Adminstration from Monmouth College.

     Mr. George Hopp was appointed Vice President - International Marketing in July 1997. Mr. Hopp has been employed by the Company in a sales and marketing position since 1995 and directs the operations of the Company's GSS division. For more than ten years prior to joining the Company, Mr. Hopp was Director of International Programs for Northrop Grumman, Military Aircraft Division.

     Mr. Glenn Rosenthal was appointed Vice President of the Company in August 1997. From June 1988 until its acquisition by the Company in August 1997, Mr. Rosenthal was employed by Metraplex Corporation holding the positions of President (from June 1996) and Chief Operating Officer (from 1995). Mr.
Rosenthal  holds  a  Bachelors   Degree  in  Engineering  from  Carnegie  Mellon
University.

     Mr. David H. Lieberman has been a director of the Company since 1985 and Secretary of the Company since 1994. Mr. Lieberman has been a practicing attorney in the State of New York for more than the past ten years and is a member of the firm of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. Mr. Lieberman's term as a director expires at the 1999 annual meeting of stockholders.

     Admiral Thomas J. Allshouse (Ret.) has been a director of the Company since September 1983. Prior to 1981, when he retired from the United States Navy, Admiral Allshouse served for 34 years in various naval officer positions, including acting as commanding officer of the United States Naval Ships Parts Control Center. Admiral Allshouse holds a Bachelors Degree in Engineering from the United States Naval Academy and a Masters Degree in Business Administration from Harvard University. Admiral Allshouse's term as a director expires at the 1999 annual meeting of stockholders.

     Mr. John A. Thonet has been a director of the Company since 1991 and President of Thonet Associates, an environmental consulting firm specializing in land planning and zoning matters for the past ten years. Mr. Thonet is the son-in-law of Mr. Blatt. Mr. Thonet's term as a director expires at the 1998 annual meeting of stockholders.

     Dr. Alvin M. Silver has been a director of the Company since October 1997. Since 1977, Dr. Silver has been Executive Vice President of the Ademco Division of Pittway Corporation. Dr. Silver holds a Bachelors Degree in Industrial Engineering from Columbia University, a Masters Degree in Industrial Engineering from Stevens Institute of Technology and a Doctor of Engineering Science Degree in Industrial Engineering/Operations Research from Columbia University. Dr. Silver is a Professor at the Frank G. Zarb School of Business of Hofstra University. Mr. Silver's term as a director expires at the 1998 annual meeting of stockholders.

     Admiral Edward K. Walker, Jr. (Ret.) has been a director of the Company since October 1997. Since his retirement from the United States Navy in 1988, Admiral Walker has been the Director of Corporate Strategy for Resource Consultants, Inc., a member of Gilbert Associates, Inc. which is a professional services company supporting the Department of Defense, particularly the Navy, in a wide range of technical, engineering and management disciplines. Prior to his retirement from the United States Navy, Admiral Walker served for 34 years in various naval officer positions, including Commander of the Naval Supply Systems Command, and Chief of Supply Corps. Admiral Walker holds a Bachelors Degree from the United States Naval Academy and Masters Degree in Business Administration from The George Washington University. Admiral Walker's term as a director expires at the 1997 annual meeting of stockholders.

     Mr. Gerald Klein, Chief Technologist for the Company since March 1994, has been employed by the Company since 1988, serving as Chief Operating Officer and Executive Vice President from July 1988 until December 1996 and was a director of the Company from 1991 until December 1996.

ITEM ELEVEN - EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation with respect to the Chairman/Chief Executive Officer, the Company's four most highly compensated executive officers other than the Chief Executive Officer and one individual who served as an executive officer for a portion of fiscal year 1997 and all of fiscal years 1996 and 1995 (the "named executive officers") for services rendered for the fiscal years ended August 3, 1997, July 28, 1996 and July 30, 1995.

                           Summary Compensation Table


                               Annual Compensation (1)        Long-Term Compensation
Name and                                                   Securities
Principal        Fiscal                                    Underlying       All Other
Position         Year          Salary(2)     Bonus(3)      Options/SARs(4)  Compensation
----------------------------------------------------------------------------------------

Lee N. Blatt       1997        $531,629      $302,432        599,999(5)       $4,500(6)
Chairman of        1996         483,028       203,068        133,333(7)        4,500
the Board          1995         503,842          -           133,333           4,620

Myron Levy         1997        $307,764      $181,460        400,000(5)       $9,000(6)
President          1996         288,726       121,841         66,667(7)        7,380
                   1995         295,331        27,500         66,666           6,636

Allan Coon         1997        $110,011          -            73,332(5)       $5,751(6)
Vice President     1996         110,011       $30,000         13,333(7)        4,569
                   1995          99,008        15,000             -            4,245

Anello C. Garefino 1997        $101,914          -            59,999(5)       $3,579(6)
Vice President     1996          97,885       $15,000         13,333(7)        3,424
Finance-Treasurer  1995          90,620          -            13,333           3,173

George Hopp        1997        $107,615          -            18,666(5)       $1,422(6)
Vice President     1996         104,000          -                -            1,185
                   1995          44,000          -             6,667              -

Gerald I. Klein(8) 1997        $307,764      $181,460         99,999(5)       $4,500(6)
                   1996         288,726       121,841         66,667(7)        4,500
                   1995         295,328          -            66,666           4,620



--------

(1) Does not include Other Annual Compensation because amounts of certain perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.
(2) Amounts set forth herein include cost of living adjustments under employment contracts.

(3) Represents for Messrs. Blatt, Levy and Klein incentive compensation under employment agreements. No incentive compensation was earned under the employment agreements in fiscal 1995. Mr. Levy was awarded a bonus by the Board of Directors for fiscal 1995.

(4) Adjusted to give effect to a four-for-three stock split on September 30, 1997. This table includes warrants issued to these individuals outside the stock option plans.

(5) Consisting of the following options issued in October 1996 for the right to purchase Common Stock of the Company at a price of $6.9375: Lee N. Blatt - 133,333; Myron Levy - 100,000, Allan Coon - 26,666, Anello C. Garefino - 13,333; options granted in February 1997 at a price of $8.3438 and repriced to $6.0938 in April 1997: Lee N. Blatt 133,333, Myron Levy - 100,000, Allan Coon - 20,000, Anello C. Garefino - 20,000, Gerald I.
    Klein - 33,333 and George Hopp - 5,333; and options granted in May 1997 at a price of $6.4688: Lee N. Blatt - 333,333, Myron Levy - 200,000, Allan Coon - 26,666, Anello C. Garefino - 26,666, Gerald
    I. Klein - 66,666 and George Hopp - 13,333.

(6) All Other Compenation  includes: (a) group term life  insurance as follows:
    $4,500 for Mr. Levy, $2,387 for Mr. Coon, $522 for Mr. Garefino, and $1,422 for Mr. Hopp, and (b) contributions to the Company's 401(k) Plan as a pre-tax salary deferral as follows: $4,500 for each of Messrs. Blatt, Levy and Klein, $3,364 for Mr. Coon, and $3,057 for Mr. Garefino.

(7) Represents warrants issued in December 1995 for the right to purchase Common Stock of the Company at a price of $4.6425.

(8) Effective December 1996, Mr. Klein ceased to serve as an executive officer of the Company.

Option/SAR Grants in Last Fiscal Year

                                                                                   Potential Realized Value at
                                                                                    Assumed Annual Rates of
                                                                                    Stock Price Appreciation
                                Individual Grants (1)                                    Option Term (4)
                -------------------------------------------------------            ----------------------------
                 Number of
                Securities    % of Total
                Underlying    Options Issued      Exercise
                  Options     to Employees in     Price      Expiration
Name            Granted(2)    Fiscal Year(3)      ($/Sh)     Date                  0%            5%          10%
--------------------------------------------------------------------------------------------------------------------

Lee N. Blatt         133,333              9          $6.9375    10/08/06          $0.00       $255,559      $564,720
                     133,333              9          $6.0938    04/04/07          $0.00       $224,480      $496,042
                     333,333             24          $6.4688    05/01/07          $0.00     $1,356,063    $3,436,530

Myron Levy           100,000              7          $6.9375    10/08/06          $0.00       $191,670      $423,541
                     100,000              7          $6.0938    04/04/07          $0.00       $168,360      $372,032
                     200,000             14          $6.4688    05/01/07          $0.00       $813,638    $2,061,920

Allan Coon            26,666              2          $6.9375    10/08/06          $0.00        $51,111      $112,942
                      20,000              1          $6.0938    04/04/07          $0.00        $33,672       $74,406
                      26,666              2          $6.4688    05/01/07          $0.00       $108,482      $274,916

Anello C. Garefino    13,333              1          $6.9375    10/08/06          $0.00        $25,555       $56,470
                      20,000              1          $6.0938    04/04/07          $0.00        $33,672       $74,406
                      26,666              2          $6.4688    05/01/07          $0.00       $108,482      $274,916


George Hopp            5,333              -          $6.0938    04/04/07          $0.00         $8,979       $19,840
                      13,333              1          $6.4688    05/01/07          $0.00        $54,241      $137,458

Gerald I. Klein       33,333              2          $6.0938    04/04/07          $0.00        $56,120      $124,009
                      66,666              5          $6.4688    05/01/07          $0.00       $271,210      $687,301
--------

(1) Adjusted to give effect to a four-for-three stock split on September 30, 1997. This table includes warrants issued to these individuals outside the stock option plans.
(2) Options were issued in fiscal 1997 at 100% of the closing price of the Company's Common Stock on dates of issue and vest as follows: Lee N. Blatt-all options vest at date of grant; Myron Levy, Allan Coon, Anello C. Garefino and Gerald I. Klein - one third of the options vest at date of grant, one-third vest one year from date of grant and the balance vest two years from date of grant; George Hopp - one fifth of the options vest one year from date of grant and one fifth each year thereafter.
(3) Total options issued to employees and directors in fiscal 1997 were for 1,465,649 shares of Common Stock.
(4) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the Common Stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the Common Stock. The column headed "0%" is included to demonstrate that the options were issued with an exercise price equal to the trading price of the Common Stock so that the holders of the options will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

       The following table sets forth stock options exercised during fiscal 1997 and all unexercised stock options and warrants held by the named executive officers as of August 3, 1997.


                   Shares                         Number of Unexercised Options           Value of Unexercised In-the-Money
                   Acquired        Value         and Warrants at Fiscal Year-End(2)   Options and Warrants at Fiscal Year-End (3)
Name              Exercise(#)   Realized($)(1)    Exercisable     Unexercisable            Exercisable     Unexercisabale
---------------------------------------------------------------------------------------------------------------------------------

Lee N. Blatt     688,886      $3,203,301             133,333           177,779              $706,532          $785,698
Myron Levy       264,441       1,255,128              66,667           255,558               353,293           969,833
Allan Coon        10,000          70,625              32,222            41,110               109,350           140,202
Anello Garefino   41,109         200,659              13,333            38,889                70,657           153,102
George Hopp        4,443          22,442               2,667            18,222                10,261            72,993
Gerald Klein     163,330         854,708              66,667            83,335               353,293           382,947
--------

(1)  Values are  calculated by  subtracting  the exercise  price from the trading price of the Common Stock as of the  exercise date.
(2)  Adjusted to give effect to a four-for-three stock split on September 30, 1997.
(3)  Based upon the trading  price of the  Common Stock of $9.94  on August 3, 1997, as adjusted to give effect to the four-for-three stock split on September 30, 1997.


Employment Agreements

     Lee N. Blatt has entered into a new employment agreement with the Company, dated as of November 1, 1997, which provides for a three year term, terminating on October 31, 2000. Pursuant to the agreement, Mr. Blatt receives compensation consisting of a base salary of $375,000, with an annual cost of living increase and an incentive bonus. Mr. Blatt's incentive bonus is 5% of the pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances. Mr. Blatt's incentive bonus cannot exceed his base salary.

     Myron Levy has entered into a new employment agreement with the Company, dated as of November 1, 1997, which provides for a five year term, terminating on October 31, 2002, and a five year consulting period commencing at the end of the employment period. Pursuant to the agreement, Mr. Levy receives compensation consisting of a base salary of $275,000, with an annual cost of living increase and an incentive bonus. Mr. Levy's incentive bonus is 4% of the pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances. Mr. Levy's incentive bonus cannot exceed his base salary.

     Gerald Klein has entered into a new employment agreement with the Company, dated as of November 1, 1997, which provides for a four year term, and a follow-on consulting contract commencing at the end of his full-time employment and terminating on December 31, 2010. Pursuant to the agreement, Mr. Klein receives compensation consisting of a base salary of $275,000, with an annual cost of living increase and an incentive bonus. Mr. Klein's incentive bonus is 3% of the pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances. Mr. Klein's incentive bonus cannot exceed his base salary.

     The employment agreements with Messrs. Blatt, Levy and Klein provide for certain payments following death or disability. The employment agreements also provides, in the event of a change in control of the Company, as defined therein, the right, at their election, to terminate the agreement and receive a lump sum payment of approximately twice their annual salary.

     Glenn Rosenthal entered into an employment agreement with the Company and Metraplex, dated as of August 4, 1997, which provides for a three year term, terminating on August 4, 2000. Pursuant to this agreement, Mr. Rosenthal receives annual compensation consisting of a base salary of $130,000 and an incentive bonus based on 3% of the pre-tax income of Metraplex. The employment agreement also provides that if Mr. Rosenthal is relocated out of Frederick, Maryland, he shall receive $260,000 if during the first year of the employment agreement, $195,000 if during the second year, and $130,000 if during the third year or beyond.

     In addition, Allan Coon has entered into a severance agreement with the Company, dated June 11, 1997, which provides that in the event Mr. Coon is terminated other than for cause prior to June 11, 1999, he is entitled to two years' base salary and in the event he is so terminated after June 11, 1999 and before June 11, 2002, he is entitled to one year's base salary. Mr. Coon's present base salary is $110,000.

                       Table of Ten-Year Option Repricings

     The following table sets forth information concerning options of the named executive officers that were repriced during fiscal 1997.


                                                   Market Price                                       Length of Original
                           Number of Securities     of Stock at        Exercise Price                    Option Term
                            Underlying Options       Time of             at Time of          New       Remaining at Date of
                               Repriced or          Repricing or        Repricing or      Exercise       Repricing or
Name                 Date       Amended (#)         Amendment ($)       Amendment ($)    Price ($)      Amendment (Yrs)
-----------------------------------------------------------------------------------------------------------------------------

Lee N. Blatt         4/8/97      133,333              $6.0938            $8.3438          $6.0938     9 years, 10 months
Myron Levy           4/8/97      100,000              $6.0938            $8.3438          $6.0938     9 years, 10 months
Gerald I. Klein      4/8/97       33,333              $6.0938            $8.3438          $6.0938     9 years, 10 months
Anello C. Garefino   4/8/97       20,000              $6.0938            $8.3438          $6.0938     9 years, 10 months
Allan Coon           4/8/97       20,000              $6.0938            $8.3438          $6.0938     9 years, 10 months


      The Board of Directors determined to reprice the above described stock options to strengthen the link that the Company believes exists between executive compensation and corporate objectives.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the indicated information as of November 18, 1997 with respect to the beneficial ownership of the Company's securities by:
(i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Company, and (iii) by all executive officers and directors as a group:

                                  Shares of Common
                                 Stock Beneficially
Name                               Owned (1)(5)
----                             -------------------
                                 Shares       Percent
                                 ------       -------

Lee N. Blatt (2)(4)(5)           913,065        19.3%
Myron Levy (4)(5)(6)             396,687         8.5%
Gerald I. Klein (4)(5)           356,186         7.7%
Anello C. Garefino(4)(5)          47,440         1.0%
Allan Coon(4)                     45,555         1.0%
George Hopp (4)                    7,111          -
Adm. Thomas J. Allshouse(4)(5)    32,798          -
David H. Lieberman(4)(5)          20,799          -
John A. Thonet (3)(4)(5)          28,359          -
Alvin M. Silver                        -          -
Adm. Edward K. Walker, Jr. (Ret.)      -          -
Directors and executive
  officers  as a group
  (14 persons)                 1,518,471        30.3%
---------

     (1) No officer or director owns more than one percent of the outstanding shares of Common Stock unless otherwise indicated. Ownership represents sole voting and investment power.

     (2) Does not include an aggregate of 562,259 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol, Patrick Rossignol and Allyson Gerber, of which Mr. Blatt disclaims beneficial ownership.

     (3) Does not include 153,332 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 156,309 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.

     (4) Includes shares subject to options exercisable within the 60 days after December 1, 1997 at prices ranging from $2.535 to $6.9375 per share pursuant to the Company's Stock Plans: Lee N. Blatt - 66,667, Myron Levy - 50,002, Anello C. Garefino - 6,667, Allan Coon - 45,555, George Hopp - 2,667, Adm. Thomas J. Allshouse - 6,665, David H. Lieberman - 6,666, John A. Thonet - 6,666.

     (5) Includes shares subject to outstanding warrants exercisable within 60 days after December 1, 1997 at a price of $4.6425: Lee N. Blatt - 133,333, Myron Levy - 66,667, Gerald I. Klein - 66,667, Anello C. Garefino - 13,333, and the following at a price of $5.3475: Adm. Thomas J. Allshouse - 13,333, David H. Lieberman - 13,333, John A. Thonet - 13,333.

     (6) Does not include 12,666 shares owned by Mr. Levy's children, Stephanie Levy and Ronnie Roth, of which Mr. Levy disclaims beneficial ownership.


ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1995 and March 1996, the Company loaned $1,400,000, $300,000 and $300,000, to Messrs. Blatt, Levy and Klein, respectively, as authorized by the Board of Directors, pursuant to the terms of non-negotiable promissory notes. The loans are secured by 315,774, 50,000, and 80,000 shares of Common Stock, respectively. The notes were initially due November 1996, March 1997 and March 1997, respectively. The notes were extended by the Company and are now due April 30, 1998, January 31, 1998 and January 31, 1998, respectively. Interest is payable at maturity at the average rate of interest paid by the Company on borrowed funds during the fiscal year. The pledge agreement also provides for the Company to have the right of first refusal to purchase the pledged securities, based on a formula as defined, in the event of the death or disability of the officer.

     On March 6, 1996, the Board of Directors, by action of the disinterested directors, approved the purchase of an industrial parcel of land from the Chairman of the Company for $940,000. A deposit of $94,000 was paid on execution of the contract, and the balance of $846,000 will be paid at settlement on or before March 31, 1998. The Company intends to use this land for possible future expansion.

Stock Plans

     Certain officers and directors of the Company hold options or warrants to purchase Common Stock under the Company's 1992 Non-Qualified Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan (collectively, the "Stock Plans") and warrant agreements.

1992 Non-Qualified  Stock Option Plan.

     The 1992 Non-Qualified Stock Option Plan covers 1,333,333 shares of Common Stock. Under the terms of the plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. In December 1995, this plan was terminated except for outstanding options thereunder. At August 3, 1997, non-qualified options to purchase 151,127 shares of Common Stock were outstanding under this plan.

1996 Stock Option Plan.

     The 1996 Stock Option Plan covers 666,667 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 663,997 shares of Common Stock were granted during the fiscal year ended August 3, 1997. At August 3, 1997, non-qualified options to purchase 394,662 shares of Common Stock were outstanding under this plan.

1997 Stock Option Plan.

     The 1997 Stock Option Plan covers 1,666,667 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 800,665 shares of Common Stock were granted during the fiscal year ended August 3, 1997. At August 3, 1997, options to purchase 369,553 shares of Common Stock were outstanding under this plan.

Warrant  Agreements.

     In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of Common Stock at an exercise price of $5.3475 per share, which was the closing price of the Common Stock on the date of issue. In December 1995, warrants with respect to 533,333 of these shares were canceled. The warrants expire April 30, 1998. In December 1995, warrants were issued to certain officers for the right to acquire 293,333 shares of Common Stock at an exercise price of $4.6425 per share at date of issue. These warrants expire December 13, 2005.

Employee Savings Plan

     The Company maintains an Employee Savings Plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to contribute between 2% and 15% of their salaries to the plan. The Company, at its discretion, can contribute 100% of the first 2% of the employees' salary so contributed and 25% of the next 4% of salary. Additional Company contributions can be made, depending on profits. The aggregate benefit payable to an employee depends upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company accrued approximately $178,000 for the fiscal year ended August 3, 1997 and contributed approximately $159,000 and $151,000 to this plan for the years ended July 28, 1996 and July 30, 1995, respectively. For the year ended August 3, 1997, $4,500, $4,500, $3,364, and $3,057 was contributed by the Company to this plan for Messrs. Blatt, Levy, Coon and Garefino, respectively, and $20,452 was contributed for all officers and directors as a group.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December, 1997.

                                           Herley Industries, Inc.

                                           By: /s/ Lee N. Blatt
                                               --------------------------
                                               Lee N. Blatt
                                               Chairman of the Board
                                               (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 2, 1997 by the following persons in the capacities indicated:

               Signature                        Title/Capacity
               ---------                        --------------

/s/ Lee N. Blatt                          Chairman of the Board
-----------------------------
Lee N. Blatt                              (Chief Executive Officer)

/s/ Myron Levy                            President and Director
-----------------------------
Myron Levy

/s/ Anello C. Garefino                    Vice President - Finance, Treasurer
-----------------------------
Anello C. Garefino                        (Chief Financial Officer and
                                          Principal Accounting Officer)

/s/ Thomas J. Allshouse                   Director
-----------------------------
Thomas J. Allshouse

/s/ David H. Lieberman                    Secretary and Director
-----------------------------
David H. Lieberman

/s/ John Thonet                           Director
-----------------------------
John Thonet

-----------------------------             Director
Alvin M. Silver

/s/ Edward K. Walker, Jr.                 Director
-----------------------------
Edward K. Walker, Jr.