Form 10-Q
period 1997-11-02
HERLEY INDUSTRIES INC /NEW
filed 1997-12-17
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: November 2, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from........ to........
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
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

As of December 16, 1997 - 5,241,146 shares of Common Stock

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                        PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           November 2, 1997 and August 3,1997                                2

     Consolidated Statements of Operations For the
           thirteen weeks ended November 2, 1997
           and the fourteen weeks ended November 3, 1996                     3

     Consolidated Statements of Cash Flows For the
           thirteen weeks ended November 2, 1997
           and the fourteen weeks ended November 3, 1996                     4

     Notes to Consolidated Financial Statements                              5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     7

PART II -OTHER   INFORMATION                                                 8

           Signatures                                                        9

           Computation of per share earnings                                10

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   November 2,   August 3,
                                                      1997         1997
                                                   -----------  -----------
                                                    Unaudited     Audited
                      ASSETS
Current Assets:
   Cash and cash equivalents                     $  1,024,601 $  1,194,650
   Accounts receivable                              7,689,130    5,176,523
   Notes receivable-officers                        2,135,819    2,100,913
   Other receivables                                  205,217      152,148
   Inventories                                     12,100,135    9,790,382
   Deferred taxes and other                         2,332,444    2,061,066
                                                   ----------   ----------
                  Total Current Assets             25,487,346   20,475,682
Property, Plant and Equipment, net                 12,611,302   11,704,755
Intangibles, net of amortization                    4,240,111    4,308,136
Available-for-sale Securities                         416,962     -
Other Investments                                   1,355,213    1,313,502
Other Assets                                        2,649,844    1,455,111
                                                   ==========   ==========
                                                 $ 46,760,778 $ 39,257,186
                                                   ==========   ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt             $    367,517 $    335,000
   Note payable to related party                      846,000      846,000
   Accounts payable and accrued expenses            6,252,459    4,986,740
   Income taxes payable                               496,905       76,635
   Reserve for contract losses                        478,000      478,000
   Advance payments on contracts                    3,187,097    3,091,001
                                                   ----------   ----------
                  Total Current Liabilities        11,627,978    9,813,376
                                                   ----------   ----------

Long-term Debt                                      3,407,438    2,890,000
Deferred Income Taxes                               3,375,455    2,696,394
Excess of fair value of net assets of business
   acquired over cost, net of amortization            365,125      486,833
                                                   ----------   ----------
                                                   18,775,996   15,886,603
                                                   ----------   ----------
Commitments and Contingencies
Shareholders' Equity:
   Common stock, $.10 par value; authorized
     10,000,000 shares; issued and outstanding
     4,541,146 at November 2, 1997 and
     4,209,365 at August 3, 1997                      454,115      420,936
   Additional paid-in capital                      12,093,287    8,856,516
   Retained earnings                               15,437,380   14,093,131
                                                   ----------   ----------
                  Total Shareholders' Equity       27,984,782   23,370,583
                                                   ----------   ----------
                                                 $ 46,760,778 $ 39,257,186
                                                   ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                13 weeks ended    14 weeks ended
                                                  November 2,       November 3,
                                                     1997              1996
                                                --------------    --------------

Net sales                                     $    10,573,305   $     7,507,904
                                                --------------    --------------

Cost and expenses:
       Cost of products sold                        6,488,615         5,171,174
       Selling and administrative
         expenses                                   2,002,796         1,398,769
                                                --------------    --------------
                                                    8,491,411         6,569,943
                                                --------------    --------------

             Operating income                       2,081,894           937,961
                                                --------------    --------------

Other income (expense):
       Gain on available-for-sale
         securities and other investments              41,711            15,440
       Dividend and interest income                    49,659            47,955
       Interest expense                              (136,515)         (129,628)
                                                --------------    --------------
                                                      (45,145)          (66,233)
                                                --------------    --------------

             Income before income taxes             2,036,749           871,728

Provision for income taxes                            692,500         -
                                                --------------    --------------

             Net income                       $     1,344,249   $       871,728
                                                ==============    ==============


Earnings per common and common
       equivalent share                             $.26               $.19
                                                    ====               ====

Weighted average number of common and
       common equivalent shares outstanding      5,228,220          4,616,733
                                                 =========          =========


       The   accompanying   notes  are  an  integral  part  of  these  financial
statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 13 weeks ended    14 weeks ended
                                                                                   November 2,       November 3,
                                                                                     1997              1996
                                                                                 --------------    --------------
Cash flows from operating activities:
      Net income                                                               $     1,344,249   $       871,728
                                                                                 --------------    --------------
      Adjustments  to  reconcile  net income to net cash  provided by (used in) operating activities:
           Depreciation and amortization                                               443,399           377,224
           (Gain) on sale of available-for-sale securities                            -                  (15,440)
           Equity in income of limited partnership                                     (41,711)         -
           (Increase) in deferred tax assets                                        (1,205,226)         -
           Increase in deferred tax liabilities                                      1,387,433           323,828
           Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                          (2,263,180)         (609,390)
                (Increase) in notes receivable-officers                                (34,906)          (48,822)
                (Increase) in other receivables                                         19,949           (72,008)
                Decrease (increase) in inventories                                    (222,056)         (444,484)
                (Increase) in deferred taxes and other                                (132,770)         (388,187)
                Increase (decrease) in accounts payable and accrued expenses           557,675            86,430
                Increase (decrease) in income taxes payable                            420,270           (89,907)
                (Decrease) in reserve for contract losses                             -                  (66,500)
                Increase (decrease) in advance payments on contracts                    (1,519)         (807,909)
                Other, net                                                             359,606          -
                                                                                 --------------    --------------
                     Total adjustments                                                (713,036)       (1,755,165)

                                                                                 --------------    --------------
           Net cash provided by (used in) operating activities                         631,213          (883,437)
                                                                                 --------------    --------------

Cash flows from investing activities:
      Purchase of available-for-sale securities                                       -                 (159,650)
      Proceeds from sale of available-for-sale securities                             -                5,083,778
      Capital expenditures                                                            (248,496)         (289,748)
                                                                                 --------------    --------------
           Net cash provided by investing activities                                  (248,496)        4,634,380
                                                                                 --------------    --------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                           1,200,000         1,975,000
      Proceeds from exercise of stock options                                           99,266            96,358
      Payments under lines of credit                                                  (800,000)       (6,575,000)
      Payments of long-term debt                                                    (1,052,032)         -
                                                                                 --------------    --------------
           Net cash (used in) financing activities                                    (552,766)       (4,503,642)
                                                                                 --------------    --------------

           Net increase (decrease) in cash and cash equivalents                       (170,049)         (752,699)

Cash and cash equivalents at beginning of period                                     1,194,650         1,104,445
                                                                                 --------------    --------------

Cash and cash equivalents at end of period                                     $     1,024,601   $       351,746
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at August 3,1997) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. Inventories at November 2, 1997 and August 3,1997 are summarized as follows:

                                            November 2, 1997    August 3,1997
                                            ----------------    -------------
       Purchased parts and raw materials        $ 6,554,581      $ 4,780,336
       Work in process                            5,025,086        4,899,551
       Finished products                            520,468          110,495
                                                 ----------        ---------
                                               $ 12,100,135      $ 9,790,382
                                                 ==========        =========

3. In January 1997, the Company entered into a revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1999. Interest is set biweekly at 1% over the FOMC Target Rate applied to outstanding balances (none at November 2, 1997) up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate (8.50% at November 2, 1997) for outstanding balances in excess of this limit. The premium rate portion of the facility would be secured by any available-for-sale securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At November 2, 1997, stand-by letters of credit aggregating $3,455,175 were outstanding.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital and tangible net worth.

4. On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 313,193 (adjusted for 4-for-3 stock split) shares of common stock of the Company, with a fair market value of $3,170,684, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. Metraplex products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Metraplex at November 2, 1997, and the consolidated statements of operations include the results of Metraplex operations from August 4, 1997.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1997, unaudited consolidated net sales, net income, and earnings per share for the 14 weeks ended November 3, 1996 would have been approximately $8,781,000, $894,500, and $0.18, respectively. The pro forma information includes adjustments for additional depreciation based on the fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1997.

5. On September 4, 1997 the Board of Directors declared a 4-for-3 stock split effected as a stock dividend payable September 29, 1997 to holders of record on September 15, 1997. The effect of the split is presented within shareholders' equity at August 3, 1997. The distribution increased the number of shares outstanding from 3,157,024 to 4,209,365. The amount of $105,234 was transferred from the additional paid-in capital to the common stock account to record this distribution. All share and per share data, including stock options and warrants, included in this annual report have been restated to reflect the stock split.

6. On December 16, 1997 the Company completed the sale of 1,100,000 shares of common stock to the public, of which 700,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders. The Company received $7,999,400 after underwriting discounts and commissions of $510,600 based on a price to the public of $12.00. In addition, the Company sold 1,100,000 Common Stock Purchase Warrants for $103,400 after underwriting discounts and commissions of $6,600 based on a price to the public of $0.10 for each warrant. The warrants are exercisable for 25 months and entitle the holder to purchase one share of Common Stock at an exercise price of $14.40 per share for thirteen months from date of issuance and thereafter at $15.60 per share. The Company has also issued to the underwriters, for their own account, warrants to purchase 110,000 shares of common stock of the Company at a price of $14.40 per share, exercisable for a period of four years beginning December 16, 1998 and the right to purchase warrants for $.12 per warrant for thirteen months beginning December 16, 1998.

7. No income tax provision was recorded in the fourteen weeks ended November 3, 1996 reflecting the utilization of prior year net operating loss ("NOL") carryforwards and the reversal of a valuation allowance for the NOL carryforwards established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. Income taxes have been provided for the thirteen weeks ended November 2, 1997 at an anticipated effective rate of 34% for fiscal 1998.

8. Supplemental cash flow information is as follows:

                                            November 2, 1997   November 3, 1996
                                            ----------------   ----------------
        Cash paid during the period for:
            Interest                           $   17,513        $   103,594
            Income Taxes                           85,230             90,310

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of November 2, 1997 and August 3, 1997, working capital was approximately $13,859,000 and $10,662,000, respectively, and the ratio of current assets to current liabilities was 2.19 to 1 and 2.09 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $3,187,000 at November 2, 1997, and $3,091,000 at August 3, 1997.

Net cash provided by operations during the quarter was approximately $631,000.

Net cash used in investing activities consists of $248,000 for capital expenditures.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1999. There were no borrowings outstanding as of Novemver 2, 1997 or August 3, 1997.

At November 2, 1997, the Company had cash and cash equivalents of approximately $1,025,000.

On December 16, 1997 the Company completed the sale of 700,000 shares of common stock, and 1,100,000 Common Stock Purchase Warrants, to the public, and received approximately $7,499,000 in net proceeds. Concurrent with the closing, the Company also received approximately $2,170,000 from certain officers of the Company in payment of notes receivable from the officers.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, the net proceeds of the offering on December 16, 1997 and existing credit facilities.

Results of Operations

Thirteen weeks ended November 2, 1997 and Fourteen weeks ended November 3, 1996

Net sales for the 13 weeks ended November 2, 1997 were approximately $10,573,000 compared to $7,508,000 in the first quarter of fiscal 1997. The sales increase of $3,065000 (40.8%) is attributable to additional volume from the Metraplex acquisition of $1,166,000, and increased flight instrumentation products sales in the foreign market.

Gross profit of 38.6% for the 13 weeks ended November 2, 1997 exceeded that of the first quarter in the prior year of 31.1% due to an increase of $2,509,000 in higher margin foreign sales and an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 13 weeks ended November 2, 1997 were $2,003,000 compared to $1,399,000 in the first quarter of fiscal 1997, an increase of $604,000. Of this increase, $285,000 is attributable to the acquisition of Metraplex, $118,000 for performance incentives, and $277,000 in license fees for MAGIC2. Offsetting these increases were reductions in operating expenses of the Stewart Warner facility in Chicago of $50,000, and lower consulting fees of $26,000.

Other (expense) for the 13 weeks ended November 2, 1997 is $21,000 lower than the first quarter in the prior year due to a decrease in interest expense of $7,000, and equity income in a limited partnership of $42,000 as compared to a gain on sale of available-for-sale securities of $15,000 in the prior year.

A provision for income taxes has been provided at the anticipated effective rate of 34% for fiscal 1998. No income tax provision was recorded in the first quarter fiscal 1997 due to the decrease in the valuation allowance for net operating loss carryforwards expected to be realized. A valuation allowance was provided previously to reduce deferred tax assets to their net realizable value for amounts which management believed may expire unutilized. The uncertainty that past performance would be indicative of future earnings due to the unpredictable nature of the industry in which the Company operates was a determining factor in assessing the need for a valuation allowance.

PART I I  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

          The Company is not involved in any material legal proceedings.

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


DATE:  December 17, 1997