Form 10-Q
period 1998-02-01
HERLEY INDUSTRIES INC /NEW
filed 1998-03-16
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: February 1, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ..........to..........
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          #23-2413500
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

As of March 9, 1998 - 5,151,259 shares of Common Stock

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                       PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           February 1, 1998 and August 3, 1997                               2

     Consolidated Statements of Operations For the
           thirteen and twenty-six weeks ended
           February 1, 1998, and the thirteen and
           twenty-seven weeks ended February 2, 1997                         3

     Consolidated Statements of Cash Flows For the
           thirteen and twenty-six weeks ended
           February 1, 1998, and the thirteen and
           twenty-seven weeks ended February 2, 1997                         4

     Notes to Consolidated Financial Statements                              5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

PART II -OTHER   INFORMATION                                                11

           Signatures                                                       13

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    February 1,    August 3,
                                                       1998          1997
                                                    -----------    ---------
                                                    Unaudited      Audited
                      ASSETS
Current Assets:
    Cash and cash equivalents                     $ 10,268,403  $  1,194,650
    Accounts receivable                              6,008,475     5,176,523
    Notes receivable-officers                        -             2,100,913
    Other receivables                                  383,839       152,148
    Inventories                                     13,827,163     9,790,382
    Deferred taxes and other                         2,367,844     2,061,066
                                                   -----------   -----------
                   Total Current Assets             32,855,724    20,475,682
Property, Plant and Equipment, net                  12,483,999    11,704,755
Intangibles, net of amortization                     4,172,086     4,308,136
Available-for-sale Securities                          416,962     -
Other Investments                                    1,382,604     1,313,502
Other Assets                                         2,909,533     1,455,111
                                                   ===========   ===========
                                                  $ 54,220,908  $ 39,257,186
                                                   ===========   ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt             $    368,319  $    335,000
    Note payable to related party                      846,000       846,000
    Accounts payable and accrued expenses            6,468,897     5,541,375
    Advance payments on contracts                    3,021,807     3,091,001
                                                   -----------   -----------
                   Total Current Liabilities        10,705,023     9,813,376
                                                   -----------   -----------

Long-term Debt                                       2,998,802     2,890,000
Deferred Income Taxes                                3,562,455     2,696,394
Excess of fair value of net assets of business
    acquired over cost, net of amortization            243,416       486,833
                                                   -----------   -----------
                                                    17,509,696    15,886,603
                                                   -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
    Common stock, $.10 par value; authorized
      10,000,000 shares; issued and outstanding
      5,241,147 at February 1, 1998 and
      4,209,365 at August 3, 1997                      524,115       420,936
    Additional paid-in capital                      19,513,828     8,856,516
    Retained earnings                               16,673,269    14,093,131
                                                   -----------   -----------
                   Total Shareholders' Equity       36,711,212    23,370,583

                                                   ===========   ===========
                                                  $ 54,220,908  $ 39,257,186
                                                   ===========   ===========

          The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 13 weeks ended      26 weeks ended     27 weeks ended
                                                  February 1,      February 2,         February 1,         February 2,
                                                      1998            1997                1998                1997
                                               --------------    ----------------    ---------------    ---------------
Net sales                                    $     9,051,165   $       7,146,208   $     19,624,470   $     14,654,112
                                               --------------    ----------------    ---------------    ---------------

Cost and expenses:
     Cost of products sold                         4,997,814           4,916,166         11,486,429         10,087,340
     Selling and administrative expenses           2,259,614           1,352,441          4,262,410          2,751,210
                                               --------------    ----------------    ---------------    ---------------
                                                   7,257,428           6,268,607         15,748,839         12,838,550
                                               --------------    ----------------    ---------------    ---------------

         Operating income                          1,793,737             877,601          3,875,631          1,815,562
                                               --------------    ----------------    ---------------    ---------------

Other income (expense):
     Net gain (loss) on available-for-sale
         securities and other investments             27,391                (173)            69,102             15,267
     Dividend and interest income                    115,868              89,930            165,527            137,885
     Interest expense                                (64,607)           (187,779)          (201,122)          (317,407)
                                               --------------    ----------------    ---------------    ---------------
                                                      78,652             (98,022)            33,507           (164,255)
                                               --------------    ----------------    ---------------    ---------------

         Income before income taxes                1,872,389             779,579          3,909,138          1,651,307

Provision for income taxes                           636,500           -                  1,329,000          -
                                               --------------    ----------------    ---------------    ---------------

         Net income                          $     1,235,889   $         779,579   $      2,580,138   $      1,651,307
                                               ==============    ================    ===============    ===============


Earnings per common share                           $.25                $.19               $.55               $.41
                                                     ===                 ===                ===                ===

     Weighted average shares outstanding         4,891,147           4,117,632          4,714,046          3,992,761
                                                 =========           =========          =========          =========

Earnings per common share-
     Assuming Dilution                              $.22               $.16                $.48               $.35
                                                     ===                ===                 ===                ===

     Weighted average shares outstanding-
         Assuming Dilution                       5,570,434           4,767,153          5,399,922          4,731,615
                                                 =========           =========          =========          =========


     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           26 weeks ended      27 weeks ended
                                                                            February 1,         February 2,
                                                                               1998                1997
                                                                           ---------------    ---------------
Cash flows from operating activities:
      Net income                                                          $     3,308,726    $     1,651,307
                                                                           ---------------    ---------------
      Adjustments  to  reconcile  net income to net cash  provided by (used in) operating activities:
           Depreciation and amortization                                          890,891            754,083
           (Gain) on sale of available-for-sale securities                      -                    (15,440)
           Equity in income of limited partnership                                (65,819)         -
           Increase (decrease) in deferred tax liabilities                        182,207            (56,065)
           Changes in operating assets and liabilities:
                (Increase) in accounts receivable                                (582,525)        (1,270,404)
                Decrease in notes receivable-officers                           2,100,913             17,017
                (Increase) in other receivables                                  (159,231)            (8,065)
                (Increase) in inventories                                      (1,949,084)          (772,921)
                (Increase) in deferred taxes and other                           (170,896)           (50,463)
                (Decrease) in accounts payable and accrued expenses              (342,771)        (1,172,002)
                Increase in billings in excess of costs and earnings
                     on contracts in process                                    -                    528,336
                (Decrease) in advance payments on contracts                      (166,809)          (520,799)
                Other, net                                                        101,187          -
                                                                           ---------------    ---------------
                     Total adjustments                                           (161,937)        (2,566,723)

                                                                           ---------------    ---------------
           Net cash provided by (used in) operating activities                  3,146,789           (915,416)
                                                                           ---------------    ---------------

Cash flows from investing activities:
      Purchase of available-for-sale securities                                 -                   (159,364)
      Proceeds from sale of available-for-sale securities                       -                  5,083,908
      Proceeds from sale of fixed assets                                        -                      9,392
      Capital expenditures                                                       (623,638)          (389,130)
                                                                           ---------------    ---------------
           Net cash provided by (used in) investing activities                   (623,638)         4,544,806
                                                                           ---------------    ---------------

Cash flows from financing activities:
      Net proceeds from public offering of common stock                         7,511,202          -
      Borrowings under bank line of credit                                      1,200,000          2,325,000
      Proceeds from exercise of stock options                                      99,266            184,750
      Payments under lines of credit                                           (1,200,000)        (6,800,000)
      Payments of long-term debt                                               (1,059,866)         -
                                                                           ---------------    ---------------
           Net cash provided by (used in) financing activities                  6,550,602         (4,290,250)
                                                                           ---------------    ---------------

           Net increase (decrease) in cash and cash equivalents                 9,073,753           (660,860)

Cash and cash equivalents at beginning of period                                1,194,650          1,104,445
                                                                           ---------------    ---------------

Cash and cash equivalents at end of period                                $    10,268,403    $       443,585
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

2. Inventories at February 1, 1998 and August 3,1997 are summarized as follows:

                                             February 1, 1998   August 3,1997
                                             ----------------   -------------
      Purchased parts and raw materials       $  7,158,152      $ 4,780,336
      Work in process                            6,167,159        4,899,551
      Finished products                            501,852          110,495
                                              $ 13,827,163      $ 9,790,382

3. In January 1997, the Company entered into a revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 1999. Interest is set biweekly at 1% over the FOMC Target Rate applied to outstanding balances (none at February 1, 1998) up to 80% of the net equity value of available-for-sale securities, and at the bank's Base Rate (8.50% at February 1, 1998) for outstanding balances in excess of this limit. The premium rate portion of the facility would be secured by any available-for-sale securities. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At February 1, 1998, stand-by letters of credit aggregating $3,307,669 were outstanding. The agreement contains various financial covenants, including, among other matters, the maintenance of working capital and tangible net worth.

4. On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 313,193 (adjusted for 4-for-3 stock split) shares of common stock of the Company, with a fair market value of $3,170,684, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. Metraplex products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Metraplex at February 1, 1998, and the consolidated statements of operations include the results of Metraplex operations from August 4, 1997.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1997, unaudited consolidated net sales, net income, and earnings per share for the thirteen and twenty-seven weeks ended February 2, 1997 would have been approximately $8,464,000, $803,000, and $0.16, and approximately $17,245,000, $1,698,000, and $0.34 respectively. The pro forma information includes adjustments for additional depreciation based on the fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1997.

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

     On January 14, 1998, the underwriters exercised their over-allotment option to purchase 165,000 additional shares of common stock from certain selling stockholders, and 165,000 additional Common Stock Purchase Warrants from the Company. The Company received $15,510 for the warrants, after underwriting discounts and commissions of $990 based on a price to the public of $0.10 for each warrant.

7. At the annual meeting of stockholders held on February 18, 1998, the stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

8. No income tax provision was recorded in the thirteen and twenty-seven weeks ended February 2, 1997 reflecting the utilization of prior year net operating loss ("NOL") carryforwards and the reversal of a valuation allowance for the NOL carryforwards established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. Income taxes have been provided for the thirteen and twenty-six weeks ended February 1, 1998 at an anticipated effective rate of 34% for fiscal 1998.

9. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The new rules are effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share ("EPS") calculation is replaced with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. Accordingly, the Company has adopted SFAS 128 effective February 1, 1998. Prior year EPS amounts have been restated to conform to the Statement 128 presentation. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Thirteen weeks ended
                                                                   --------------------
                                                             February 1, 1998   February 2, 1997
                                                             ----------------   ----------------
Numerator:

      Net Income                                               $  1,235,889        $   779,579
                                                                  =========          =========

Denominator:

      Denominator for basic earnings per share:
      Shares outstanding from beginning of period                 4,541,147          3,934,996
      Shares issued for options and warrants exercised                -                320,792
      Treasury shares acquired                                        -               (138,156)
      Public offering of 700,000 shares of common stock             350,000              -
                                                                  ---------          ---------
            Basic weighted-average shares                         4,891,147          4,117,632

      Effect of dilutive securities:
      Employee stock options and warrants                           679,287            649,521
                                                                  ---------          ---------
         Adjusted weighted-average shares                         5,570,434          4,767,153
                                                                  =========          =========
      Basic earnings per share                                    $  .25             $  .19
                                                                     ===                ===
      Diluted earnings per share                                  $  .22             $  .16
                                                                     ===                ===


                                                                 Twenty-six         Twenty-seven
                                                                 weeks ended         weeks ended
                                                              February 1, 1998    February 2, 1997
                                                              ----------------    ----------------
Numerator:

      Net Income                                               $  2,580,138        $ 1,651,307
                                                                  =========          =========
Denominator:

      Denominator for basic earnings per share:
      Shares outstanding from beginning of period                 4,525,872          3,914,830
      Shares issued for options and warrants exercised               13,174            174,640
      Treasury shares acquired                                        -                (96,709)
      Public offering of 700,000 shares of common stock             175,000              -
                                                                  ---------          ---------
            Basic weighted-average shares                         4,714,046          3,992,761

      Effect of dilutive securities:
      Employee stock options and warrants                           685,876            738,854
                                                                  ---------          ---------
         Adjusted weighted-average shares                         5,399,922          4,731,615
                                                                  =========          =========





      Basic earnings per share                                      $ .55              $  .41
                                                                      ===                 ===
      Diluted earnings per share                                    $ .48              $  .35
                                                                      ===                 ===



10. Supplemental cash flow information is as follows:

                                          February 1, 1998     February 2, 1997
                                          ----------------     ----------------
      Cash paid during the period for:
          Interest                         $   196,418           $   331,106
          Income Taxes                         978,830               134,527

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

Liquidity and Capital Resources
-------------------------------
As of February 1, 1998 and August 3, 1997, working capital was approximately $22,151,000 and $10,662,000, respectively, and the ratio of current assets to current liabilities was 3.07 to 1 and 2.09 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $3,022,000 at February 1, 1998, and $3,091,000 at August 3, 1997.

Net cash provided by operations during the period was approximately $3,147,000. This includes the repayment of notes receivable from certain officers in the amount of $2,101,000.

Net cash used in investing activities consists of $624,000 for capital expenditures.

Financing activities provided net cash of $6,551,000 primarily from the sale of common stock and common stock purchase warrants to the public on December 16, 1997 for the net amount of $7,511,000. This was offset by reductions of long -term debt of $1,060,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 1999. There were no borrowings outstanding as of February 1, 1998 or August 3, 1997.

At February 1, 1998, the Company had cash and cash equivalents of approximately $10,268,000.

We have conducted a review of our information systems to identify the systems which may be affected by the "Year 2000" issue and have developed an implementation plan to resolve the issue. The Company has been informed that its accounting software and computer hardware is year 2000 compliant at all but one of its facilities. We have incurred internal staff costs as well as external consulting and other expenses in order to convert that facility as discussed under "Results of Operations" below. Any additional cost of this project is not expected to have a material impact on our financial condition, results of operations or cash flows. The Company believes its engineering software is unaffected by year 2000. However, there can be no guarantees that all the Company's systems that may be affected have been identified.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, as well as the net proceeds of the public offering, and existing credit facilities.

Results of Operations
---------------------
Thirteen weeks ended February 1, 1998 and February 2, 1997
----------------------------------------------------------
              Net sales for the thirteen weeks ended February 1, 1998 were $9,051,000 compared to $7,146,000 in the second quarter of fiscal year 1997. The sales increase of $1,905,000 (26.7%) is attributed to additional volume of $1,056,000 from the acquisition of Metraplex and increased shipments of flight instrumentation products in the foreign markets.

              The gross profit margin of 44.8% for the thirteen weeks ended February 1, 1998 exceeded that of the second quarter of fiscal 1997 of 31.2% primarily due to the increase in higher margin foreign sales, and increased absorption of fixed overhead costs.

              Selling and administrative expenses for the thirteen weeks ended February 1, 1998 were $2,260,000, an increase of $907,000 over the second quarter of the prior year. Of this amount, $313,000 is attributable to the operations of Metraplex. The balance of the increase includes $93,000 for computer systems upgrades at the Herley-MDI facility, $261,000 in personnel related costs, $48,000 in performance incentives, and $132,000 in higher representative fees related to increased foreign shipments.

              Other income (net of expenses) for the thirteen weeks ended February 1, 1998 increased $177,000 from the prior year due to increased investment income of $54,000, and lower interest expense of $123,000.

              A provision for income taxes has been provided at the anticipated effective rate of 34% for fiscal 1998. No income tax provision was recorded in the second quarter fiscal 1997 due to the decrease in the valuation allowance for net operating loss carryforwards expected to be realized. A valuation allowance was provided previously to reduce deferred tax assets to their net realizable value for amounts which management believed may expire unutilized. The uncertainty that past performance would be indicative of future earnings due to the unpredictable nature of the industry in which the Company operates was a determining factor in assessing the need for a valuation allowance.

Twenty-six weeks ended February 1, 1998 and twenty-seven weeks ended February 2, 1997
--------------------------------------------------------------------------------
         Net sales for the twenty-six weeks ended February 1, 1998 were $19,624,000 compared to $14,654,000 for the period ended February 2, 1997, an increase of $4,970,000, or 33.9%. Of this increase, $2,221,000 is attributable to the Metraplex acquisition. The remaining increase is due to increased foreign shipments.

         The gross profit margin for the first six months of fiscal 1998 was 41.5%, which exceeded the gross profit margin of 31.2% in fiscal 1997 by 10.3%. This is attributable to the mix of foreign shipments which accounted for 32% of sales in fiscal 1998 as compared to 10% in 1997, as well as product mix and increased absorption of fixed overhead.

         Selling and administrative expenses for the twenty-six weeks ended February 1, 1998 were $4,262,000, an increase of $1,521,000 over the prior year of which $597,000 is attributable to the Metraplex acquisition. Other increases include $277,000 in license fees for MAGIC2, $214,000 in performance incentives, $131,000 for computer systems upgrades at the Herley-MDI facility, $253,000 in personnel related costs, and representative fees of $89,000.

              Other income (net of expenses) for the twenty-six weeks ended February 1, 1998 increased $198,000 over the prior year due to increased investment income of $82,000, and lower interest expense of $116,000.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

              The Company is not involved in any material legal proceedings.

ITEM 2  - CHANGES IN SECURITIES:

                  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              (a) The Registrant held its Annual Meeting of Stockholders on February 18, 1998.

              (b) Seven directors were elected at the Annual Meeting of Stockholders as follows:

          Class I - To serve until the Annual Meeting of Stockholders in 2000 or until their successors are chosen and qualified:

          Name                              Votes For      Votes Withheld
          ----                              ---------      --------------
          Lee N. Blatt                      4,402,183          5,490
          Adm. Edward K. Walker, Jr.        4,402,183          5,490

          Class II - To serve until the Annual Meeting of Stockholders in 1998 or until their successors are chosen and qualified:

          Name                              Votes For      Votes Withheld
          ----                              ---------      --------------
          Dr. Alvin M. Silver               4,420,316          5,357
          John A. Thonet                    4,420,316          5,357
          Myron Levy                        4,420,316          5,357

          Class III - To serve until the Annual Meeting of Stockholders in 1999 or until their successors are chosen and qualified:

          Name                              Votes For      Votes Withheld
          ----                              ---------      --------------
          Adm. Thomas J. Allshouse          4,420,316          5,357
          David Lieberman                   4,420,316          5,357


              (c) A  proposal  to amend  the  Certificate  of  Incorporation  to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares was approved at the Annual Meeting of Stockholders. Votes cast at this meeting were 4,200,983 for, 198,672 shares against, and 8,018 shares abstaining.

ITEM 5 - OTHER INFORMATION:

                  None



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

          (a)    Exhibits : None

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


DATE: March 11, 1998