Form 10-Q
period 1998-05-03
HERLEY INDUSTRIES INC /NEW
filed 1998-06-10
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: May 3, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to .............
                          Commission File Number 0-5411
                             HERLEY INDUSTRIES, INC.
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

As of June 1, 1998 - 5,239,275 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                   PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           May 3, 1998 and August 3, 1997                                2

     Consolidated  Statements of Income For the
           thirteen and  thirty-nine  weeks ended
           May 3, 1998, and the thirteen and forty
           weeks ended May 4, 1997                                       3

     Consolidated Statements  of Cash Flows For the
           thirteen and thirty-nine weeks ended
           May 3, 1998, and the thirteen and forty
           weeks ended May 4, 1997                                       4

     Notes to Consolidated Financial Statements                          5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9

Item 3  -  Quantitative and Qualitative Disclosures
           About Market Risk                                            11

PART II -OTHER   INFORMATION                                            11

           Signatures                                                   12


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            May 3,      August 3,
                                                                             1998          1997
                                                                          ---------    -----------
                                                                          Unaudited      Audited
                         ASSETS
Current Assets:
          Cash and cash equivalents                                     $ 10,757,596  $  1,194,650
          Accounts receivable                                              6,305,061     5,176,523
          Notes receivable-officers                                            -         2,100,913
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts                          1,338,184         -
          Other receivables                                                  254,230       152,148
          Inventories                                                     15,506,597     9,790,382
          Deferred taxes and other                                         3,503,135     2,061,066
                                                                          ----------    ----------
                                Total Current Assets                      37,664,803    20,475,682
Property, Plant and Equipment, net                                        12,639,223    11,704,755
Intangibles, net of amortization                                           4,104,061     4,308,136
Available-for-sale Securities                                                416,962         -
Other Investments                                                          1,413,391     1,313,502
Other Assets                                                               2,891,594     1,455,111
                                                                          ----------    ----------
                                                                        $ 59,130,034  $ 39,257,186
                                                                          ==========    ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                             $    369,141  $    335,000
          Note payable to related party                                        -           846,000
          Accounts payable and accrued expenses                            6,666,095     4,986,740
          Income taxes payable                                               559,559        76,635
          Reserve for contract losses                                        978,000       478,000
          Advance payments on contracts                                    2,600,784     3,091,001
                                                                          ----------    ----------
                                Total Current Liabilities                 11,173,579     9,813,376
                                                                          ----------    ----------

Long-term Debt                                                             5,489,953     2,890,000
Deferred Income Taxes                                                      3,749,455     2,696,394
Excess of fair value of net assets of business
          acquired over cost, net of amortization                            121,708       486,833
                                                                          ----------    ----------
                                                                          20,534,695    15,886,603
                                                                          ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized
            20,000,000 shares; issued and outstanding 5,233,263
            at May 3, 1998 and 4,209,365 at August 3, 1997                   523,326       420,936
          Additional paid-in capital                                      19,975,914     8,856,516
          Retained earnings                                               18,096,099    14,093,131
                                                                          ----------    ----------
                                Total Shareholders' Equity                38,595,339    23,370,583
                                                                          ----------    ----------
                                                                        $ 59,130,034  $ 39,257,186
                                                                          ==========    ==========

     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 Thirteen weeks ended
                                                 --------------------      39 weeks ended  40 weeks ended
                                                  May 3,        May 4,         May 3,           May 4,
                                                   1998          1997           1998             1997
                                               -----------    ----------    -----------      -----------
Net sales                                    $ 10,008,148   $  8,426,047   $ 29,632,618     $ 23,080,159
                                               ----------     ----------     ----------       ----------

Cost and expenses:
     Cost of products sold                      5,861,938      5,278,289     17,348,367       15,365,629
     Selling and administrative expenses        2,040,055      1,531,622      6,302,465        4,282,832
                                               ----------     ----------     ----------       ----------
                                                7,901,993      6,809,911     23,650,832       19,648,461
                                               ----------     ----------     ----------       ----------

         Operating income                       2,106,155      1,616,136      5,981,786        3,431,698
                                               ----------     ----------     ----------       -----------
Other income (expense):
     Net gain (loss) on available-for-sale
         securities and other investments          30,787         80,630         99,889           95,897
     Dividend and interest income                 140,812         62,156        306,339          200,041
     Interest expense                            (120,924)      (125,955)      (322,046)        (443,362)
                                               ----------     ----------     ----------       ----------
                                                   50,675         16,831         84,182         (147,424)
                                               ----------     ----------     ----------       ----------

         Income before income taxes             2,156,830      1,632,967      6,065,968        3,284,274

Provision for income taxes                        734,000        182,400      2,063,000          182,400
                                               ----------     ----------     ----------       ----------

         Net income                          $  1,422,830   $  1,450,567   $  4,002,968     $  3,101,874
                                               ==========     ==========     ==========       ==========


Earnings per common share - Basic                 $.27           $.35           $.82             $.76
                                                   ===            ===            ===              ===

     Weighted average shares outstanding        5,200,310      4,173,364      4,876,134        4,072,763
                                                =========      =========      =========        =========

Earnings per common share -
     Assuming Dilution                            $.24           $.31           $.72            $.66
                                                   ===            ===            ===             ===

     Weighted average shares outstanding-
         Assuming Dilution                      5,886,003       4,684,112     5,564,347        4,714,117
                                                =========       =========     =========        =========


     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    39 weeks ended   40 weeks ended
                                                                         May 3,          May 4,
                                                                          1998            1997
                                                                       ----------      ----------
Cash flows from operating activities:
      Net income                                                     $  4,002,968    $  3,101,874
                                                                       ----------      ----------
      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
          Depreciation and amortization                                 1,347,259       1,159,504
          (Gain) on sale of available-for-sale securities
               and other investments                                                      (96,070)
          Equity in income of limited partnership                         (96,606)          -
          Increase (decrease) in deferred tax liabilities                 556,207         167,917
          Changes in operating assets and liabilities:
               (Increase) in accounts receivable                         (879,111)     (2,484,855)
               (Increase) in costs incurred and income recognized
                   in excess of billings on uncompleted contracts      1,338,184)           -
               Decrease in notes receivable-officers                    2,100,913          17,534
               (Increase) in other receivables                            (29,064)         (8,890)
               (Increase) in inventories                               (3,628,518)     (1,096,981)
               (Increase) in deferred taxes and other                    (181,361)       (259,448)
               Increase (decrease) in accounts payable
                    and accrued expenses                                  971,311        (710,824)
               Increase in billings in excess of costs and earnings
                    on contracts in process                                 -             108,865
               Increase in income taxes payable                           553,261          62,931
               Increase (decrease) in reserve for contract losses         500,000        (220,760)
               Increase (decrease) in advance payments on contracts      (587,832)      1,079,026
               Other, net                                                 113,206        (356,365)
                                                                       ----------      ----------
                    Total adjustments                                    (598,519)     (2,638,416)
                                                                       ----------      ----------
          Net cash provided by operating activities                     3,404,449         463,458
                                                                       ----------      ----------

Cash flows from investing activities:
      Purchase of available-for-sale securities                             -            (159,364)
      Proceeds from sale of available-for-sale securities                   -           5,083,908
      Proceeds from sale of other investments                               -           2,080,630
      Proceeds from sale of fixed assets                                    1,100           9,392
      Capital expenditures                                             (1,284,093)       (540,603)
                                                                       ----------      ----------
          Net cash provided by (used in) investing activities          (1,282,993)      6,473,963
                                                                       ----------      ----------

Cash flows from financing activities:
      Net proceeds from public offering of common stock                 7,462,284           -
      Borrowings under bank line of credit                              3,950,000       2,325,000
      Proceeds from exercise of stock options                             503,458         214,063
      Payments under lines of credit                                   (1,450,000)     (9,275,000)
      Payments of long-term debt                                       (1,913,893)          -
      Purchase of treasury stock                                       (1,110,359)       (678,653)
                                                                       ----------      ----------
          Net cash provided by (used in) financing activities           7,441,490      (7,414,590)
                                                                       ----------      ----------

          Net increase (decrease) in cash and cash equivalents          9,562,946        (477,169)

Cash and cash equivalents at beginning of period                        1,194,650       1,104,445
                                                                       ----------      ----------

Cash and cash equivalents at end of period                           $ 10,757,596    $    627,276
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

2.   Inventories at May 3, 1998 and August 3, 1997 are summarized as follows:

                                                May 3, 1998    August 3, 1997
                                                -----------    --------------
        Purchased parts and raw materials       $ 7,060,023     $ 4,780,336
        Work in process                           7,897,025       4,899,551
        Finished products                           549,549         110,495
                                                 ----------      ----------
                                                $15,506,597     $ 9,790,382
                                                 ==========      ==========

3. In January 1997, the Company entered into a revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $11,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2000 as amended in May 1998. Interest is set at 1.65% over the FOMC Federal Funds Target Rate (5.50% at May 3, 1998). As of May 3, 1998 the Company borrowed $2,500,000 under the line. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At May 3, 1998, stand-by letters of credit aggregating $1,667,000 were outstanding.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital and tangible net worth.

4. On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 313,193 (adjusted for 4-for-3 stock split) shares of common stock of the Company, with a fair market value of $3,170,684, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. Metraplex products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Metraplex at May 3, 1998, and the consolidated statements of operations include the results of Metraplex operations from August 4, 1997.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1997, unaudited consolidated net sales, net income, and earnings per share for the thirteen and forty weeks ended May 4, 1997 would have been approximately $9,444,000, $1,452,000, and

     $0.29, and approximately  $26,689,000,  $3,150,000, and $0.63 respectively.
     The pro forma information includes adjustments for additional depreciation based on the fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1997.

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

8. An income tax provision of $182,400 was recorded in the thirteen and forty weeks ended May 4, 1997, at an effective rate of 6% reflecting the utilization of prior year net operating loss ("NOL") carryforwards and the reversal of a valuation allowance for the NOL carryforwards established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. Income taxes have been provided for the thirteen and thirty-nine weeks ended May 3, 1998 at an anticipated effective rate of 34% for fiscal 1998.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Thirteen weeks ended
                                                        --------------------
                                                    May 3, 1998     May 4, 1997
                                                    -----------     -----------
Numerator:
  Net Income                                        $ 1,422,830     $ 1,450,567
                                                     ==========      ==========

Denominator:
  Denominator for basic earnings per share:
  Shares outstanding from beginning of period         5,241,147       4,154,461
  Shares issued for options and warrants exercised       54,071          95,923
  Treasury shares acquired                              (94,908)        (77,020)
                                                     ----------      ----------
     Basic weighted-average shares                    5,200,310       4,173,364

  Effect of dilutive securities:
  Employee stock options and warrants                   685,693         510,748
                                                     ----------      ----------
     Adjusted weighted-average shares                 5,886,003       4,684,112
                                                     ==========      ==========
  Basic earnings per share                              $.27            $.35
                                                         ===             ===
  Diluted earnings per share                            $.24            $.31
                                                         ===             ===


                                                    Thirty-nine        Forty
                                                    weeks ended     weeks ended
                                                    May 3, 1998     May 4, 1997
                                                    -----------     -----------
Numerator:
  Net Income                                        $ 4,002,968     $ 3,101,874
                                                     ==========      ==========
Denominator:
  Denominator for basic earnings per share:
  Shares outstanding from beginning of period         4,525,872       3,914,829
  Shares issued for options and warrants exercised       31,898         284,921
  Treasury shares acquired                              (31,636)       (126,987)
  Public offering of 700,000 shares of common stock     350,000           -
                                                     ----------      ----------
     Basic weighted-average shares                    4,876,134       4,072,763

  Effect of dilutive securities:
  Employee stock options and warrants                   688,213         641,354
                                                     ----------      ----------
     Adjusted weighted-average shares                 5,564,347       4,714,117
                                                     ==========      ==========
  Basic earnings per share                              $.82            $.76
                                                         ===             ===
  Diluted earnings per share                            $.72            $.66
                                                         ===             ===

10. Supplemental cash flow information is as follows:

                                                 Thirty-nine         Forty
                                                 weeks ended      weeks ended
                                                 May 3, 1998      May 4, 1997
                                                 -----------      -----------
   Cash paid during the period for:
       Interest                                  $  220,673       $  382,225
       Income Taxes                                 980,630          156,027

   Noncash financing activities:
       Cashless exercise of stock options        $   54,250       $1,884,708
       Tax benefit related to stock options       1,195,721            -

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

Liquidity and Capital Resources
-------------------------------

As of May 3, 1998 and August 3, 1997, working capital was approximately $25,296,000 and $10,662,000, respectively, and the ratio of current assets to current liabilities was 3.25 to 1 and 2.09 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $2,601,000 at May 3, 1998, and $3,091,000 at August 3, 1997.

Net cash provided by operations during the period was approximately $3,404,000. This includes the repayment of notes receivable from certain officers in the amount of $2,101,000. Inventories increased approximately $3,629,000 during the thirty-nine weeks ended May 3, 1998 which is related to four new products transitioned from engineering into production primarily during the third quarter. Inventories should drop during the fourth quarter as production throughput on these products increases. Unbilled costs and revenue on long-term contracts in process increased by $1,338,000 in the third quarter. This will continue through the fourth quarter.

Net cash used in investing activities consists of $1,284,000 for capital expenditures.

Financing activities provided net cash of $7,441,000 primarily from the sale of common stock and common stock purchase warrants to the public on December 16, 1997 for the net amount of $7,462,000, $503,000 from the exercise of common stock options and warrants, and net borrowings under the bank line of $2,500,000. This was offset by reductions of long -term debt of $1,914,000, and treasury stock acquisitions of $1,110,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $11,000,000 which expires January 31, 2000. Borrowings in the amount of $2,500,000 were outstanding as of May 3, 1998. There were no borrowings at August 3, 1997.

At May 3, 1998, the Company had cash and cash equivalents of approximately $10,758,000.

The Company conducted a review of its information systems to identify the systems which may be affected by the "Year 2000" issue and developed an implementation plan to resolve the issue. The Company was informed that its accounting software and computer hardware is year 2000 compliant at all but one of its facilities. Internal staff costs, as well as external consulting and other expenses, were incurred to convert that facility as discussed under "Results of Operations" below. Any additional cost of this project is not expected to have a material impact on the Company's financial condition, results of operations or cash flows. The Company believes its engineering software is unaffected by the year 2000 issue. However, there can be no guarantees that all the Company's systems that may be affected have been identified. In addition, the Company is reliant, in part, on the effective execution by its customers and suppliers in dealing with the year 2000 issue; over which the Company has no control.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, as well as the net proceeds of the public offering, and existing credit facilities.

Results of Operations
---------------------

Thirteen weeks ended May 3, 1998 and May 4, 1997
------------------------------------------------

              Net sales for the thirteen weeks ended May 3, 1998 were $10,008,000 compared to $8,426,000 in the third quarter of fiscal year 1997. The sales increase of $1,582,000 (18.8%) is attributed to additional volume of $855,000 from the acquisition of Metraplex, and increased shipments of microwave components.

              The gross profit margin of 41.4% for the thirteen weeks ended May 3, 1998 exceeded that of the third quarter of fiscal 1997 of 37.4% primarily due to increased absorption of fixed overhead costs and improvement in margins of microwave components.

              Selling and administrative expenses for the thirteen weeks ended May 3, 1998 were $2,040,000, an increase of $508,000 over the third quarter of the prior year. Of this amount, $260,000 is attributable to the operations of Metraplex. The balance of the increase includes $25,000 for computer systems upgrades at the Herley-MDI facility, $100,000 in personnel related costs, $118,000 in performance incentives, and $148,000 in higher representative fees, offset by a reduction of $165,000 in legal fees.

              Other income (net of expenses) for the thirteen weeks ended May 3, 1998 increased $34,000 from the prior year due to increased investment income of $29,000, and lower interest expense of $5,000.

              A provision for income taxes has been provided at the anticipated effective rate of 34% for fiscal 1998. A nominal income tax provision was recorded in the third quarter fiscal 1997 after giving effect to the decrease in the valuation allowance for net operating loss carryforwards expected to be realized. A valuation allowance was provided previously to reduce deferred tax assets to their net realizable value for amounts which management believed may expire unutilized. The uncertainty that past performance would be indicative of future earnings due to the unpredictable nature of the industry in which the Company operates was a determining factor in assessing the need for a valuation allowance.

Thirty-nine weeks ended May 3, 1998 and forty weeks ended May 4, 1997
---------------------------------------------------------------------

              Net sales for the thirty-nine weeks ended May 3, 1998 were $29,633,000 compared to $23,080,000 for the period ended May 4, 1997, an increase of $6,553,000, or 28.4%. Of this increase, $3,077,000 is attributable to the Metraplex acquisition. The remaining increase is due to increased foreign shipments and microwave components.

              The gross profit margin for the first nine months of fiscal 1998 was 41.5%, which exceeded the gross profit margin of 33.4% in fiscal 1997 by 8.1%. This is attributable to the mix of foreign shipments which accounted for 31% of sales in fiscal 1998 as compared to 26% in 1997, as well as product mix and increased absorption of fixed overhead.

              Selling and administrative expenses for the thirty-nine weeks ended May 3, 1998 were $6,302,000, an increase of $2,020,000 over the prior year of which $857,000 is attributable to the Metraplex acquisition. Other increases include $277,000 in license fees for MAGIC2, $332,000 in performance incentives, $156,000 for computer systems upgrades at the Herley-MDI facility, $353,000 in personnel related costs, and representative fees of $237,000.

              Other income (net of expenses) for the thirty-nine weeks ended May 3, 1998 increased $232,000 over the prior year due to increased investment income of $110,000, and lower interest expense of $122,000.

Item 3:       Quantitative and Qualitative Disclosures About market Risk.

              Not Applicable.

PART II  -  OTHER INFORMATION
-----------------------------

Item 1:       LEGAL PROCEEDINGS:

              The Company is not involved in any material legal proceedings.

Item 2:       CHANGES IN SECURITIES:

                  None

Item 3:       DEFAULTS UPON SENIOR SECURITIES:

                  None

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None

Item 5:       OTHER INFORMATION:

                  None

Item 6:       EXHIBITS AND REPORTS ON FORM 8-K:

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



                                           HERLEY INDUSTRIES, INC.
                                           -----------------------
                                                Registrant




                                    BY:     /S/        Myron Levy
                                       --------------------------
                                          Myron Levy, President



                                    BY:   /S/   Anello C. Garefino
                                       ------------------------------
                                         Anello C. Garefino
                                          Principal Financial Officer


DATE: June 9, 1998