Form 10-K
period 1998-08-02
HERLEY INDUSTRIES INC /NEW
filed 1998-10-29
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 2, 1998

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ...............to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Based on the closing sale price of $8.8125 as of October 6, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,892,994.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 6, 1998 was 5,313,040.

Documents incorporated by reference:
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                          Page
PART I
   Item 1     Business                                                      1
   Item 2     Properties                                                    8
   Item 3     Legal Proceedings                                             8
   Item 4     Submission of Matters to a Vote of Security Holders           8

PART II
   Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                        9
   Item 6     Selected Financial Data                                       9
   Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk    15
   Item 8     Financial Statements and Supplementary Data                   15
   Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        15
PART III
   Item 10    Directors and Executive Officers of the Registrant            15
   Item 11    Executive Compensation                                        15
   Item 12    Security Ownership of Certain Beneficial
                 Owners and Management                                      15
   Item 13    Certain Relationships and Related Transactions                15

PART IV
   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8K                                                    16

SIGNATURES                                                                  17

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

Item 1.  Business

Herley Industries, Inc., a Delaware corporation, ("Herley" or the "Company") is engaged in the design, development, manufacture and sale of flight instrumentation components and systems, and microwave products primarily to the U.S. government, foreign governments, and aerospace companies. Flight instrumentation products include command and control systems, transponders, flight termination receivers, telemetry transmitters and receivers, pulse code modulator ("PCM") encoders, and scoring systems. Flight instrumentation products are used to: (i) accurately track the flight of space launch vehicles, targets, and unmanned airborne vehicles ("UAVs"), (ii) communicate between ground systems and the airborne vehicle, (iii) if necessary, destroy the vehicle if it is veering from its planned trajectory, and (iv) train troops and test weapons.

The Company's command and control systems are used on training and test ranges domestically and in foreign countries. The Company has an installed base of approximately 100 command and control systems around the world, which are either fixed installations, transportable units or portable units. Herley also manufactures microwave devices used in its flight instrumentation systems and products and in connection with the radar and defense electronic systems on tactical fighter aircraft.

The Company has grown internally and through five strategic acquisitions. As a result, the Company has evolved from a components manufacturer to a systems and service provider and has leveraged its technical capabilities and expertise into domestic commercial and foreign defense markets.

Since its inception in 1965, the Company has designed and manufactured microwave devices for use in various tactical military programs. In June 1986, the Company acquired a small engineering company, Mission Design, Inc., engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. ("MDI") of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June 1993, the Company acquired Vega Precision Laboratories, Inc. ("Vega") of Vienna, Virginia, a manufacturer of flight instrumentation products. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command & Control (MAGIC2) systems. In July 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems. In August

1997, the Company acquired Metraplex Corporation ("Metraplex") of Frederick, Maryland, which has enabled the Company to enter the airborne PCM and FM telemetry and data acquisition systems market.

Products

         Command and Control Systems (C2)

For over thirty years, Vega (a division of the Company) has been manufacturing products in the radar enhancement field. The Company's command and control systems have been used to fly remotely a large variety of unmanned aerial vehicles, typically aircraft used as target drones or Remotely Piloted Vehicles ("RPVs") and some surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges.

The Company's command and control systems are currently in service throughout the world. The Company's pulse-positioned-coded ("PPC") concept enables the use of standard radar technology to track and control unmanned vehicles. Using the radar beacon mode, PPC pulse groups are transmitted and received for transfer of command and telemetry data while employing the location precision and advantages of radar techniques.

Command and control systems permit a ground operator to fly a target or a UAV through a pre-planned mission. That mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its command and control systems ground station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft.

With the 1994 licensing of the MAGIC2 system, the Company increased the selection of command and control systems. The 6104 TTCS (Target Tracking and Control System) unit is a line-of-sight command and control system with an installed base of equipment worldwide. The Company's engineers and marketers are now able to offer the MAGIC2 system as a supplement to, or replacement for, this installed base of equipment. The MAGIC2 system affords over-the-horizon command and control using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The increasing demand for enhanced performance by the U.S. Navy as well as foreign navies in littoral warfare scenarios can be satisfied by the use of the MAGIC2 system.

The new Model 6104 TTCS is a highly flexible, multiple processor design with high resolution graphics, which can be field configured within minutes to fly or control any selected vehicle for which it is equipped. The system is designed to operate with a large variety of vehicles. A basic TTCS configuration is normally supplied with a standard Company command panel and the software peculiar to one vehicle. Telemetry display software is embedded for the specified vehicle, and a magnetic hard drive is supplied with a mission map prepared in accordance with a customer supplied detailed map of the area. The TTCS is used in support of missile, aircraft and other weapons systems development and testing. Herley continues to provide this system to customers to support their requirement.

The MAGIC2 system provides control of multiple targets from a single ground control system, and utilizes GPS to provide accurate position information. The MAGIC2 system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships like the AEGIS cruiser and the E-2C aircraft.

Military surveillance operations typically use UAVs, RPVs, or drones to avoid the cost and risk of manned surveillance vehicles in the event of an accident or if the vehicle is shot down. These inexpensive drones are controlled in flight by a Company command and control system, which may be mounted in a trailer that may be moved from place to place by helicopter or truck. The Company also manufactures portable command and control systems that are mounted on tripods that can be easily transported by an operational team. The portable units permit ready deployment in rugged terrain and may also be used on ships during open ocean exercises.

In recent years, teaming arrangements between prime military contractors and the Company have increased. Large companies bidding on major programs seek to align themselves with parts and systems manufacturers such as the Company for economic reasons as well as for the technical expertise afforded by such alliances. Teaming arrangements with Tracor Corporation and Northrop Grumman Corporation have resulted in recent awards to the Company for command and control systems in Australia and Singapore, and the Company is presently negotiating additional teaming arrangements.

         Telemetry Systems

Missile, UAV, or target testing on domestic and international test ranges requires flight safety and performance data transmission to maximize flight safety during the test operation. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a command and control systems uplink to accomplish their mission. The Company has developed a telemetry system capability that can be configured to meet individual customers' needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is key to the success of the mission.

In 1972, Metraplex began developing data encoding and acquisition, and signal conditioning equipment. Metraplex is now a leading manufacturer of PCM and FM telemetry and data acquisition systems for severe environment applications, whose products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The product portfolio ranges in size and complexity from miniature encoders to completely programmable data acquisition systems.

The Company's acquisition of Metraplex allows the Company to offer a complete airborne data link system. With the digital capability of Metraplex in data encoding and acquisition elements combined with the radio frequency capability of the Company in providing its telemetry transmitters and flight termination receivers, the Company offers a full line of narrow or wide band airborne telemetry systems to meet a wide variety of industrial needs, both domestically and internationally.

         Transponders

The Company manufactures a variety of expendable transponders, including range safety, identification friend or foe ("IFF"), command and control, and scoring systems.

Transponders are small, expendable, electronic systems consisting of a transmitter, sensitive receiver and internal signal processing equipment comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. The transponder receives signals from radars, changes and amplifies the frequency of the signals, and sends back a reply on a different frequency and signal level. This reply will be a strong, noise free signal upon which the tracking radar can "lock," and one which is far superior to skin reflection tracking, particularly under adverse weather conditions after the launch.

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

         Flight Termination Receiver

A flight termination receiver ("FTR") is installed in a test missile, a UAV, a target or a space launch vehicle as a safety device. The FTR has a built-in decoder that enables it to receive a complex series of audio tones which, when appropriate, will set off an explosive charge that will destroy the vehicle. A Range Safety Officer ("RSO") using the range safety transponder will track the vehicle in flight to determine if it is performing as required. If the RSO detects a malfunction in the test or launch vehicle that causes it to veer from a planned trajectory in a manner that may endanger personnel or facilities, the RSO will transmit a coded signal to the onboard FTR to explode the vehicle harmlessly.

         Microwave Devices

Herley manufactures solid state microwave devices in both Lancaster, Pennsylvania and at its MDI facility in Woburn, Massachusetts for use in its transponders and existing long-term military programs, both as part of new production and for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

In Woburn, the Company designs and manufactures complex microwave integrated circuits ("MICs"), which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. MICs manufactured by the Company are employed in many defense electronics military systems as well as missile programs. The Company also manufactures magnetrons, which are the power source utilized in the production of the Company's transponders.

The Company produces receiver protector devices. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. With the contraction of the defense business, the Company has only one significant competitor in this market.

The Company also designs and manufactures high frequency radio and IFF interrogators. This high frequency communications equipment is used by the U.S. Navy and foreign navies that conduct joint military exercises with the U.S. Navy. The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries.

New Product Development and Applications

The Company believes that its growth depends, in part, on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities rather than pure research. A substantial portion of the Company's development activities have been funded by the
                                        4

Company's customers. Certain of the Company's officers and engineers are involved at various times and in varying degrees in these activities. The Company's policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, were approximately $1,562,000, $1,828,000, and $1,453,000 in fiscal 1998, 1997, and 1996, respectively.

The new products and systems that the Company plans to design, manufacture and sell are data link systems, which include telemetry data encoders. Data link systems and data encoders are currently being sold by others to the Company's existing customers. With its acquisition of Metraplex in August 1997, the Company now offers data link systems to its customers, either directly or through teaming arrangements. Upon receipt of an order, the Company will customize the design of a system for its customer for delivery typically nine months after receipt of such order.

         Data Link Systems

Data link systems contain transmitters, amplifiers, receivers and other components, and provide the means of communication between the control tower, the ground station and the test or launch vehicle. Data link systems are the equivalent of telephone links between the air and ground portions of launch vehicles or test and training ranges. The uplink communication to the airborne vehicle is transmitted via a telemetry signal from the ground to the vehicle. The telemetry signals are used to command the airborne vehicle through its command control transponder. The transponder will then change the flight control guidance system as directed. The downlink signals from the airborne telemetry transmitter to the ground telemetry receiver provide tracking signals for range safety, confirmation of the uplink command and their implementation by the vehicle and compilation of the data from on-board sensors gathered by the telemetry data encoder.

Through the application of technology acquired from Metraplex, the Company manufactures data encoders. Airborne targets and flight test missiles must have many critical parameters simultaneously monitored from the ground to gain the data required for verification of satisfactory performance or for identification of details of hardware requiring design improvements. On-board sensors may measure temperature, strain levels, vibration level and frequency, acoustic noise levels, air pressure, air velocity, humidity and other parameters of interest. The function of the encoder system is to convert the output of each of these sensors to a signal form that may be sequentially sampled by an electronic switch (multiplexer) produced by the Company in a known sequence and rate so as to create a data stream that may be transmitted to the ground by the telemetry system.

         Commercial Lighting

Over the past three years, the Company has been seeking commercial applications for the magnetron tubes produced by the Company's MDI division. In 1995, the Company signed agreements with a large lighting company to develop miniature cost-effective magnetron tubes, using electrode-less high density ("EHD") techniques, for medical and industrial lighting applications. Based on initial engineering results, prototype tubes were designed, manufactured and tested satisfactorily to the specifications required. The Company and this other company are currently planning limited production of magnetron tubes to be used in an EHD industrial lighting application.

Government Contracts

A substantial part of the Company's sales are made to U.S. government agencies, prime contractors or subcontractors on military or aerospace programs. Government contracts are awarded either on a competitive bid basis or on a negotiated sole source procurement basis. Contracts awarded on a bid basis involve several competitors bidding on the same program with the contract being awarded based upon price and ability to perform. Negotiated sole source procurement is utilized if the Company is deemed by the customer to have developed proprietary equipment not available from other parties or where there is a very stringent delivery schedule.

All of the Company's government contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based on the work completed.

Recent Developments

As of August 21, 1998, the Company entered into an agreement to acquire all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, for $18.00 per share and a three-year warrant to purchase one share of the Company's common stock at an aggregate purchase price of approximately $23,000,000. The warrant is exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share, until expiration. General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction is subject to the approval of the stockholders of General Microwave Corp. The transaction will be accounted for under the purchase method.

Marketing and Distribution

The Company's marketing approach is to determine customer requirements in the developmental stages of a program. Marketing and engineering personnel work directly with the customer's engineering group to develop product specifications. The Company receives its awards based upon an evaluation of a number of factors, including technical ranking, price, overall capability and past performance. Follow-up contracts (including options) on the same program are normally negotiated with customers rather than being subject to a competitive bidding process.

Backlog

The Company's backlog of firm orders was approximately $38,724,000 on August 2, 1998 ($25,727,000 in domestic orders and $12,997,000 in foreign orders) as compared to approximately $36,911,000 on August 3, 1997 ($26,135,000 in domestic orders and $10,776,000 in foreign orders). Management anticipates that approximately $32,093,000 of the backlog will be shipped during the fiscal year ending August 1, 1999. There can be no assurance that the Company's backlog will result in sales in any particular period or at all, or that the contracts included in backlog that result in sales will be profitable.

Manufacturing, Assembly and Testing

Flight instrumentation devices manufactured by the Company for military and space launch applications are subject to testing procedures based upon customer requests. All of such testing is performed by the Company at its facilities.

All electronic parts are procured in controlled lots that are subjected to physical inspection and screening at Herley facilities before use in products. Physical inspection may require the use of high power microscopes and laser scanned optical comparators, which match the characteristics of the part under inspection to previously stored images.

The testing of high reliability space equipment is performed by complex computer controlled consoles that continuously monitor, analyze and measure operating parameters. Flight instrumentation products are tested over their full operating temperature range, after which the equipment is evaluated under combined vibration and temperature cycling. For initial design qualification, this testing may extend for several months and include evaluation of electromagnetic interference behavior ("EMI"), ability to survive pyrotechnic shock (simulating explosive charge detonation for space vehicle stage separation) and the combined effects of external vacuum with heating and cooling.

Electronic components and other raw materials used in the Company's products are purchased by the Company from a large number of suppliers and all of such materials are readily available from alternate sources, with the exception of one component part which, if unavailable, can be manufactured by the Company.

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

Competition

The flight instrumentation and microwave products that the Company manufactures are subject to varied competition depending on the product and market served. Competition is generally based upon technology, design, price and past performance. The Company's ability to compete for defense contracts depends, in part, on its ability to offer better design and performance than its competitors and its readiness in facilities, equipment and personnel to undertake to complete the programs. In certain products or programs, the Company believes it is sole source, which means that all work is directed to a single manufacturer. In other cases, there may be other suppliers that have the capability to compete for the programs involved, but they can only enter or reenter the market if the government should choose to reopen the particular program to competition.
Competition in follow-on procurements is generally limited after an initial award unless the original supplier has had performance problems. Many of Herley's competitors are larger and may have greater financial resources than the Company. Competitors include Aydin Corporation, L-3 Communications Corporation, Microsystems, Inc., AMP, Inc. and Remec, Inc.

Employees

As of October 4, 1998, the Company employed 306 full-time persons. A total of 228 employees were engaged in manufacturing, 38 in engineering, 19 in marketing, contract administration and field services and the balance in general and administrative functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory. The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including a 401k employee savings plan, and stock option plans.

Intellectual Property

The Company does not presently hold any significant patents applicable to its products. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and certain employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Trade secret and copyright laws afford the Company limited protection.

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

Frederick, MD      Production, engineering and administration   11,000   Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders
        Matters

(a) The Company's Common Stock is traded in the Nasdaq National Market under the symbol HRLY. The following table sets forth the high and low sales price as reported by the Nasdaq National Market for the Company's Common Stock for the periods indicated and gives effect to the four-for-three stock split of the Common Stock on September 30, 1997.

                                                        Common Stock
                                                       ---------------
                                                       High       Low
                                                       ----       ---

     Fiscal Year 1997
         First Quarter..............................    7.97      6.19
         Second Quarter.............................   10.69      7.31
         Third Quarter..............................    8.91      6.09
         Fourth Quarter.............................   10.69      6.19
     Fiscal Year 1998
         First Quarter..............................   15.00     10.13
         Second Quarter.............................   14.75     10.50
         Third Quarter..............................   14.69     10.88
         Fourth Quarter.............................   14.25      8.63
     Fiscal Year 1999
         First Quarter (through October 20, 1998)...   10.38      7.63

     The closing price on October 20, 1998 was $8.375.

(b) As of October 1, 1998, there were approximately 1,000 record holders of the Company's Common Stock.
(c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.

      Item 6.  Selected Financial Data

                                         52 Weeks     53 Weeks              52 Weeks ended
                                           Ended        Ended     -----------------------------------
                                         August 2,    August 3,    July 28,     July 30,     July 31,
                                          1998 (2)      1997         1996       1995 (3)       1994
                                        ----------   ----------   ----------   ----------   ----------
Net sales                             $ 40,797,991   32,195,168   29,001,404   24,450,267   30,508,211
                                        ==========   ==========   ==========   ==========   ==========
Net income (loss)                     $  5,496,608    4,803,659    3,668,956   (4,890,166)   1,861,429
                                         =========    =========    =========    =========    =========
Earnings (loss) per common share (1)
     Basic                              $ 1.11           1.18          .97         (.98)         .33
                                          ====           ====          ===          ===          ===
     Assuming Dilution                  $ 1.02           1.01          .86         (.98)         .33
                                          ====           ====          ===          ===          ===

Total Assets                          $ 57,552,529   39,257,186   42,508,942   42,229,282   53,752,454
Total Current Liabilities             $  9,843,041    9,813,376    7,559,306    9,973,866   10,217,598
Long-Term Debt net of current portion $  4,110,885    2,890,000   11,021,000   10,525,000   14,822,834
------------------

(1) As adjusted to give effect to a 4-for-3 stock split effective September 30, 1997.

(2) On August 4, 1997, the Company acquired Metraplex Corporation. See Note B of the financial statements.

(3) Fiscal 1995 includes settlement costs, legal fees, and related expenses in the amount of approximately $5,447,000 in connection with the settlement of certain legal claims.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Overview

The Company is engaged in the design, manufacture and sale of flight instrumentation components and systems, and microwave products, primarily to the U.S. government, foreign governments, and aerospace companies. Flight instrumentation products include command and control systems, transponders, flight termination receivers, telemetry transmitters and receivers, PCM encoders, and scoring systems. Flight instrumentation products are used to: (i) accurately track the flight of space launch vehicles, targets, and UAVs, (ii) communicate between ground systems and the airborne vehicle, (iii) if necessary, destroy the vehicle if it is veering from its planned trajectory, and (iv) train troops and test weapons.

Of the Company's total backlog of $38,724,000 at August 2, 1998, $25,727,000 is attributable to domestic orders and $12,997,000 is attributable to foreign orders. Management anticipates that approximately $32,093,000 of its backlog will be shipped during the fiscal year ending August 1, 1999. The Company includes in its backlog only firm orders for which it has accepted a written purchase order. In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based upon work completed.

Substantially all of the Company's contracts are fixed price contracts, wherein sales and related costs are generally recorded as deliveries are made. Many of these contracts include options exercisable by the customer for additional products or systems at a fixed price. Certain costs under long-term fixed price contracts, principally directly or indirectly with the U.S. Government, which include non-recurring engineering, are deferred until these costs are contractually billable. The failure to anticipate technical problems, estimate costs accurately or control costs during a fixed price contract, including with respect to any option for additional products or systems, may reduce the Company's profitability or cause a loss under the contract. Revenue under certain long-term, fixed price contracts, principally command and control shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date, which is the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion. As of August 2, 1998, costs incurred and income recognized in excess of billings on uncompleted contracts was $1,665,008. There were no long-term contracts of this nature as of August 3, 1997. Losses, if any, on contracts are recorded when first reasonably determined.

The Company believes that its growth depends on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities, rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,562,000,$1,828,000, and $1,453,000 in fiscal years 1998, 1997 and 1996, respectively. Costs of the Company's internally funded product development efforts are included in the Company's operating expenses as cost of products sold. Revenue from customer funded product development is included in net sales and the related product development costs also are included in cost of products sold.

The Company's effective tax rate for fiscal 1998 and 1997 was 34.8% and 9.1%, respectively. The low effective rate in 1997 reflects the utilization of prior year net operating loss carryforwards and the reversal of a valuation allowance established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. In August 1997, the Company established a foreign sales corporation as part of an overall domestic tax strategy to reduce its effective income tax rate.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                              52 weeks    53 weeks    52 weeks
                                               ended       ended       ended
                                             August 2,   August 3,    July 28,
                                                1998        1997        1996
                                                ----        ----        ----
Net sales                                      100.0%      100.0%      100.0%

Cost of products sold                           59.2%       64.5%       68.3%
                                               -----       -----       -----
Gross profit                                    40.8%       35.5%       31.7%

Selling and administrative expenses             20.4%       19.5%       20.1%
                                               -----       -----       -----
Operating income                                20.3%       16.0%       11.6%
                                               -----       -----       -----
Other income, net:
      Net gain on available-for-sale
        securities and other investments         0.3%        1.3%        3.1%
      Dividend and interest income               1.1%        0.8%        1.3%
      Interest expense                          (1.1)%      (1.7)%      (3.0)%
                                               -----       -----       -----
                                                 0.3%        0.4%        1.4%
                                               -----       -----       -----
Income before income taxes                      20.7%       16.4%       13.0%
Provision for income taxes                       7.2%        1.5%        0.4%
                                               -----       -----       -----
Net income                                      13.5%       14.9%       12.7%
                                               =====       =====       =====

    Fiscal 1998 Compared to Fiscal 1997

Net sales for the 52 weeks ended August 2, 1998 were approximately $40,798,000 compared to $32,195,000 for fiscal 1997. The sales increase of $8,603,000 (26.7%) is primarily attributable to the acquisition of Metraplex Corporation as of August 4, 1997 which contributed $4,015,000 in revenues in fiscal 1998, an increase of approximately $3,542,000 in flight instrumentation products, and an increase of approximately $1,046,000 in microwave components.

Gross profit of 40.8% for the 52 weeks ended August 2, 1998 exceeded the prior year of 35.5% due to an increase of $2,545,000 in higher margin foreign sales from $9,398,000 in 1997 to $11,943,000 in 1998, and improved margins in microwave components, as well as an increase in absorption of fixed costs due to the higher sales volume.

Selling and administrative expenses for the 52 weeks ended August 2, 1998 were $8,339,000 compared to $6,293,000 for fiscal 1997, an increase of $2,046,000.
The addition of Metraplex Corporation added $1,195,000 in selling and administrative expenses in fiscal 1998. In addition, $304,000 of the change is attributable to increased representative fees on foreign sales, $415,000 is due to increased personnel and related expenses, including additional travel expenses, and $350,000 relates to increased consulting fees primarily for software changes addressing the year 2000 computer software issues. Such increases were offset by cost savings of $243,000 related to the transfer of substantially all of the production from the Stewart Warner facilities in Chicago to the Company's facilities in Lancaster, Pennsylvania. As a percentage of net sales, selling and administrative expenses increased from 19.5% in 1997 to 20.4% in 1998.

Other income, net, for the 52 weeks ended August 2, 1998 was consistent with the prior year.

The effective tax rate in 1998 was 34.8% as compared to 9.1% in fiscal 1997. The 1997 tax provision reflects the utilization of prior year net operating loss carryforwards. In 1995 a valuation allowance had been provided to reduce deferred tax assets to their net realizable value primarily based on management's uncertainty that past performance would be indicative of future earnings. In 1997 the valuation allowance was reversed through the deferred tax provision. A determining factor in assessing the change was the cumulative income in recent years

     Fiscal 1997 Compared to Fiscal 1996

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

Other income, net, for the 53 weeks ended August 3, 1997 decreased $265,000 from the prior year due to decreases in gains on the sale of investments and dividend and interest income of $488,000 and $118,000, respectively, offset by a decrease in interest expense of $341,000.

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

Subsequent Event

As of August 21, 1998, the Company entered into an agreement to acquire all of the issued and outstanding common stock of General Microwave Corp., a New York corporation , for $18.00 per share and a three-year warrant to purchase one share of the Company's common stock at an aggregate purchase price of approximately $23,000,000. The warrant is exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share, until expiration. General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction is subject to the approval of the stockholders of General Microwave Corp. at a meeting to be held in December 1998. The transaction will be accounted for under the purchase method. As of October 20, 1998, the Company has acquired 362,400 shares of General Microwave in the open market for approximately $6,217,000.

Liquidity and Capital Resources

As of August 2, 1998 and August 3, 1997, working capital was approximately $26,593,000 and $10,662,000, respectively, and the ratio of current assets to current liabilities was 3.70 to 1 and 2.09 to 1, respectively. At August 2, 1998, the Company had cash and cash equivalents of approximately $10,689,000, primarily from the proceeds received from the public stock offering discussed below.

On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 313,139 (as adjusted) shares of common stock of the Company, with a fair market value of $3,170,471, in exchange for all of the issued and outstanding common stock of Metraplex.

As is customary in the defense industry, inventory is partially financed by advance payments. The unliquidated balance of these advance payments was approximately $1,825,000 in 1998, and $3,091,000 in 1997. The decrease in the current fiscal year is directly attributable to shipments under the related contracts.

Net cash provided by (used in) operations and investing activities was approximately $3,647,000, and $6,159,000,respectively in 1997, and approximately $4,571,000 and ($1,051,000) , respectively in 1998.

 Net cash provided by financing activities in fiscal 1998 consists of net proceeds of $7,452,000 from the sale of 700,000 shares of common stock, and 1,265,000 Common Stock Purchase Warrants to the public. Net borrowings under a bank line of credit provided $1,500,000 in financing. The Company received a partial distribution of $592,824 from its M.D. Sass Municipal Finance Partners-I limited partnership investment. Cash was used in financing activities for payments of long-term debt of $2,257,000 and the purchase of treasury stock of $1,084,000 Cash provided by investing activities in 1997 resulted primarily from the liquidation of all the available-for-sale securities, and the sale of the Company's interest in the M.D. Sass Re/Enterprise-II, L.P., limited partnership. The Company used approximately $9,715,000 of these funds in financing activities primarily for the net payment of outstanding bank debt of $7,250,000, and the purchase of treasury stock for $2,783,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $21,000,000, which expires January 31, 2000. As of August 2, 1998, the Company had borrowings outstanding of $1,500,000. No borrowings were outstanding on this line at August 3, 1997.

In January 1998, the Company purchased 89,888 shares of its outstanding common stock for $1,084,326 from certain officers of the Company based on the fair market value of the stock on the date acquired. During the fiscal year ended August 3, 1997 the Company acquired 244,519 shares of its outstanding common stock for $2,782,686 through open market purchases, pursuant to a stock purchase plan to acquire up to 300,000 pre-split shares of Common Stock, which was terminated in June 1997.

The Company also acquired 42,016 and 463,639 shares of common stock in 1998 and 1997, respectively, valued at $538,376 and $6,429,124, respectively, in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. See "Management - Stock Plans."

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities, as well as the proceeds received from the public stock offering.
                                       13

Year 2000 Readiness

The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year 2000 the results could have a material adverse effect on the Company.

A substantial part of the Company's revenues are derived from firm fixed price contracts with U.S. government agencies, prime contractors or subcontractors on military or aerospace programs, and many foreign governments. If the Company is unable to perform under these contracts due to a Year 2000 problem, the customer could terminate the contract for default. While lost revenue s from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable for failure to perform under the contracts. Such damages could have a material adverse impact on the Company's results of operations and financial position.

The most likely reason for a customer to terminate a contract for default would be due to the Company's inability to manufacture and deliver product under the contract. Breakdowns in any number of the Company's computer systems and applications could prevent the Company from being able to manufacture and ship its products. Examples are failures in the Company's manufacturing application software, computer chips embedded in engineering test equipment, lack of supply of materials from its suppliers, or lack of power, heat, or water from utilities servicing its facilities. The Company's products do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company's status with respect to remediating its computer systems for Year 2000 compliance is presented below.

For its information technology, the Company currently utilizes a Hewlett Packard HP3000-based computing environment. The HP3000 hardware is in compliance with Year 2000 requirements. The Company's financial, manufacturing, and other software applications related to the HP3000 have been updated to comply with Year 2000 requirements at a cost of approximately $350,000. Certain modules have been fully tested, with the remaining modules to be tested by the end of fiscal 1999. In addition, the Company utilizes a wide area network ("WAN") to connect its operating facilities to the HP3000. The WAN has been updated to comply with Year 2000 requirements. A local area network ("LAN") is used to supplement the HP3000 environment and has also been upgraded and is fully Year 2000 compliant.

The Company is also reviewing its utility systems (heat, light, phones, liquid nitrogen, etc.) for the impact of Year 2000, as well as determining the state of readiness of its material suppliers. The Company will develop a questionnaire to be sent to its significant suppliers, and to its test equipment manufacturers concerning embedded technology, regarding their compliance and attempt to identify any problem areas with respect to them. This process will be ongoing and the Company's efforts with respect to specific problems identified, and future costs associated with them, will depend in part upon its assessment of the risk that any such problems may cause a disruption in manufacturing or other problem which the Company believes would have a material adverse impact on its operations. However, the Company cannot control the conduct of its suppliers. Therefore, there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the process described above. The Company has developed multiple sources for a substantial portion of its raw material requirements and, therefore, does not believe there would be a significant disruption in supply.

The information set forth above identifies the key steps taken by the Company to address the Year 2000 problem. There can be no absolute assurance that third parties will convert their systems in a timely manner. The Company believes that its actions will minimize these risks and that any additional cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. The Company's debt consists of a working capital line of credit with a bank having an interest rate that floats with the FMOC Target Rate (7.15% as of August 2, 1998), and a mortgage on its facilities in Lancaster, Pa. at a fixed rate of 10.4% The credit line is reviewed on an annual basis. After the proposed acquisition of General Microwave Corp. the Company will be subject to potentially adverse movements in foreign currency rate changes. The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 1999.

As of August 2, 1998, the Company holds an investment in the common stock of a public company that is exposed to price risk with a cost basis and a fair market value basis of $143,330.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. The table presents principal cash flows by maturity date.

Future principal payments required under the mortgage and line of credit, and corresponding fair values are as follows:

         Fiscal year ending during:     Mortgage    Line of Credit
         -------------------------      ---------   --------------
                         1999          $  370,000      $
                         2000             410,000       1,500,000
                         2001             450,000
                         2002             500,000
                         2003             550,000
                         2004             610,000
                                        ---------       ---------
                                       $2,890,000      $1,500,000
                                        =========       =========
             Fair value                $2,908,000      $1,500,000
                                        =========       =========

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 1999, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 2, 1998.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

     3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).

     3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160).

    10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).

    10.2 1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10, 1997).

    10.3 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of October 1, 1998.

    10.4 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of October 1, 1998.

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

    10.11 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).

    23.  Consent of Independent Public Accountants.

    27.  Financial Data Schedule (for electronic submission only).


(b)  Financial Statements

     See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K

     None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of October, 1998.

                                          HERLEY  INDUSTRIES,  INC.


                                      By:          /S/  Lee N. Blatt
                                          -----------------------------------
                                          Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 26, 1998 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                   Chairman of the Board
    ----------------------              (Principal Executive Officer)
         Lee N. Blatt

By:    /S/  Myron Levy                   President and Director
    ----------------------
         Myron Levy

By:    /S/  Anello C. Garefino           Vice President Finance, CFO, Treasurer
    --------------------------            (Principal Financial Officer)
         Anello C. Garefino

By:    /S/  David H. Lieberman           Secretary and Director
    --------------------------
         David H. Lieberman

By:    /S/  Thomas J. Allshouse          Director
    ---------------------------
         Thomas J. Allshouse

By:    /S/  John A. Thonet               Director
    ------------------------
         John A. Thonet

By:    /S/ Alvin M. Silver               Director
    -----------------------
         Alvin M. Silver

By:    /S/ Edward K. Walker, Jr.         Director
    ----------------------------
         Edward K. Walker, Jr.

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.                                  F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, August 2, 1998
       and  August 3, 1997.                                                F-3

    Consolidated  Statements of Income for the 52 Weeks Ended
       August 2, 1998, 53 Weeks Ended August 3, 1997
       and 52 Weeks Ended July 28, 1996.                                   F-4

    Consolidated  Statements  of  Shareholders'  Equity
       for the 52 Weeks Ended August 2, 1998, 53 Weeks Ended
       August 3, 1997 and 52 Weeks Ended July 28, 1996.                    F-5

    Consolidated Statements of Cash Flows for the 52 Weeks Ended
       August 2, 1998, 53 Weeks Ended August 3, 1997
       and 52 Weeks Ended July 28, 1996.                                   F-6

    Notes to Consolidated Financial Statements.                            F-7



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries as of August 2, 1998, and August 3, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 weeks ended August 2, 1998, the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of August 2, 1998, and August 3, 1997, and the consolidated results of their operations and cash flows for the 52 weeks ended August 2, 1998, the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996 in conformity with generally accepted accounting principles.


                                                 /s/ ARTHUR ANDERSEN LLP
                                                     ARTHUR ANDERSEN LLP



Lancaster, PA
 September 17, 1998

                                HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                             August 2,        August 3,
                                                                              1998              1997
                                                                         ---------------    --------------

                      ASSETS
Current Assets:
        Cash and cash equivalents                                      $     10,689,193   $     1,194,650
        Accounts receivable                                                   6,193,947         5,176,523
        Notes receivable-officers                                              -                2,100,913
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts                               1,665,008           -
        Other receivables                                                       248,298           152,148
        Prepaid income taxes                                                    377,448           -
        Inventories                                                          15,068,618         9,790,382
        Deferred taxes and other                                              2,194,004         2,061,066
                                                                         ---------------    --------------
                             Total Current Assets                            36,436,516        20,475,682
Property, Plant and Equipment, net                                           12,549,343        11,704,755
Intangibles, net of amortization of $1,524,393 in 1998
        and $1,133,750 in 1997                                                6,080,218         4,308,136
Available-for-sale Securities                                                   143,330           -
Other Investments                                                               849,324         1,313,502
Other Assets                                                                  1,493,798         1,455,111
                                                                         ===============    ==============
                                                                       $     57,552,529   $    39,257,186
                                                                         ===============    ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                              $        404,984   $       335,000
        Note payable to related party                                          -                  846,000
        Accounts payable and accrued expenses                                 6,468,183         4,986,740
        Income taxes payable                                                   -                   76,635
        Reserve for contract losses                                           1,145,128           478,000
        Advance payments on contracts                                         1,824,746         3,091,001
                                                                         ---------------    --------------
                             Total Current Liabilities                        9,843,041         9,813,376
Long-term Debt                                                                4,110,885         2,890,000
Deferred Income Taxes                                                         3,158,353         2,696,394
Excess of fair value of net assets of business
        acquired over cost, net of accumulated
        amortization of $973,667 in 1997                                       -                  486,833
                                                                         ---------------    --------------
                                                                             17,112,279        15,886,603
                                                                         ---------------    --------------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          5,266,159 in 1998 and 4,209,365 in 1997                               526,616           420,936
        Additional paid-in capital                                           20,323,895         8,856,516
        Retained earnings                                                    19,589,739        14,093,131
                                                                         ---------------    --------------
                             Total Shareholders' Equity                      40,440,250        23,370,583

                                                                         ===============    ==============
                                                                       $     57,552,529   $    39,257,186
                                                                         ===============    ==============

        The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      52 weeks              53 weeks               52 weeks
                                                                        ended                 ended                 ended
                                                                      August 2,             August 3,              July 28,
                                                                        1998                  1997                   1996
                                                                  ------------------    ------------------     -----------------
Net sales                                                       $        40,797,991   $        32,195,168    $       29,001,404
                                                                  ------------------    ------------------     -----------------

Cost and expenses:
      Cost of products sold                                              24,169,034            20,753,707            19,798,692
      Selling and administrative expenses                                 8,338,789             6,293,199             5,831,830
                                                                  ------------------    ------------------     -----------------
                                                                         32,507,823            27,046,906            25,630,522
                                                                  ------------------    ------------------     -----------------

           Operating income                                               8,290,168             5,148,262             3,370,882
                                                                  ------------------    ------------------     -----------------

Other income, net:
      Net gain on available-for-sale
           securities and other investments                                 133,147               409,399               897,919
      Dividend and interest income                                          453,402               257,676               376,007
      Interest expense                                                     (446,109)             (531,678)             (873,452)
                                                                  ------------------    ------------------     -----------------
                                                                            140,440               135,397               400,474
                                                                  ------------------    ------------------     -----------------

           Income before income taxes                                     8,430,608             5,283,659             3,771,356
Provision for income taxes                                                2,934,000               480,000               102,400
                                                                  ------------------    ------------------     -----------------

           Net income                                           $         5,496,608   $         4,803,659    $        3,668,956
                                                                  ==================    ==================     =================

Earnings per common share - Basic                               $       1.11          $       1.18           $       .97
                                                                  ==================    ==================     =================

      Weighted average shares outstanding                             4,969,248             4,063,505             3,786,176
                                                                  ==================    ==================     =================

Earnings per common share - Diluted                             $       1.02          $       1.01           $       .86
                                                                  ==================    ==================     =================

      Weighted average shares outstanding -
            Assuming Dilution                                         5,407,283             4,733,682             4,253,785
                                                                  ==================    ==================     =================

      The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
52 weeks ended August 2, 1998, 53 weeks ended August 3, 1997 and 52 weeks ended
                                  July 28, 1996

                                                                                         Unrealized Gain
                                                               Additional              (Loss) on Available-
                                               Common Stock     Paid-in        Retained      for-sale       Treasury
                                    Shares          Amount      Capital        Earnings      Securities     Stock          Total

Balance at July 30, 1995            3,015,988  $   301,599     13,040,622     5,620,516        25,000         -       $  18,987,737

Net income                                                                    3,668,956                                   3,668,956
Exercise of stock options             406,432       40,643      2,577,360                                 (2,483,552)       134,451
Unrealized loss on
  available-for-sale
  securities                                                                                  (25,000)                      (25,000)
Purchase of 270,339 shares
  of treasury stock                                                                                       (1,734,233)    (1,734,233)
Retirement of treasury shares        (486,298)     (48,630)    (4,169,155)                                 4,217,785         -

                                  ------------   ----------   ------------   -----------   -----------   ------------   ------------
Balance at July 28, 1996            2,936,122  $   293,612     11,448,827     9,289,472        -              -       $  21,031,911

Net income                                                                    4,803,659                                   4,803,659
Exercise of stock options
  and warrants                        929,060       92,906      6,653,917                                 (6,429,124)       317,699
Four-for-three stock split          1,052,341      105,234       (105,234)                                                   -
Purchase of 244,519 shares
  of treasury stock                                                                                       (2,782,686)    (2,782,686)
Retirement of treasury shares        (708,158)     (70,816)    (9,140,994)                                 9,211,810         -

                                  ------------   ----------   ------------   -----------   -----------   ------------   ------------
Balance at August 3, 1997           4,209,365  $   420,936      8,856,516    14,093,131        -              -       $  23,370,583

Net income                                                                    5,496,608                                   5,496,608
Net proceeds from public offering
  of 700,000 shares of common stock
  and 1,265,000 warrants              700,000       70,000      7,381,579                                                 7,451,579
Issuance of common stock in
  connection with business acquired   313,139       31,314      3,139,157                                                 3,170,471
Exercise of stock options
  and warrants                        175,559       17,556        885,289                                   (538,376)       364,469
Tax benefit upon exercise of stock
  options                                                       1,670,866                                                 1,670,866
Purchase of 89,888 shares
  of treasury stock                                                                                       (1,084,326)    (1,084,326)
Retirement of treasury shares        (131,904)     (13,190)    (1,609,512)                                 1,622,702         -

                                  ------------   ----------   ------------   -----------   -----------   ------------   ------------
Balance at August 2, 1998           5,266,159  $   526,616     20,323,895    19,589,739        -              -       $  40,440,250
                                  ============   ==========   ============   ===========   ===========   ============   ============

The accompanying notes are an integral part of these financial statements.

                                       F-5

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           52 weeks          53 weeks          52 weeks
                                                                             ended             ended             ended
                                                                             August 2,         August 3,       July 28,
                                                                             1998              1997              1996
                                                                         --------------    --------------    --------------
Cash flows from operating activities:
     Net Income                                                        $     5,496,608   $     4,803,659   $     3,668,956
                                                                         --------------    --------------    --------------
     Adjustments to reconcile net income
        to net cash provided by operations:
         Depreciation and amortization                                       1,869,459         1,538,283         1,563,354
         (Gain) on sale of available-for-sale
            securities and other investments                                   -                (409,572)       (1,018,643)
         Equity in income of limited partnership                              (128,646)          -                 -
         Decrease (increase) in deferred tax assets                          1,207,090           -                (393,389)
         Increase in deferred tax liabilities                                  173,245           773,336           376,723
         Unrealized loss on available-for-sale securities                      -                 -                 121,550
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                        (767,997)       (1,927,298)        1,430,692
            Decrease (increase) in notes receivable-officers                 2,100,913           (17,370)       (2,083,543)
            (Increase) in costs incurred and income recognized
               in excess of billings on uncompleted contracts               (1,665,008)          -                 -
            (Increase) decrease in other receivables                           (23,132)          (27,156)           38,410
            (Increase) in prepaid income taxes                                (377,448)          -                 -
            (Increase) decrease in inventories                              (3,757,660)       (1,779,695)        1,319,366
            (Increase) in prepaid expenses and other                           (55,200)         (371,078)          (25,940)
            Increase (decrease) in accounts payable and
                accrued expenses                                               773,399          (137,128)         (513,649)
            Increase (decrease) in income taxes payable                        468,847           (89,660)          166,295
            Increase (decrease) in reserve for contract losses                 667,128           (11,110)           (6,890)
            (Decrease) increase in advance payments
                on contracts                                                (1,363,870)        1,610,968             3,393
            Other, net                                                         (46,509)         (309,500)           40,000
                                                                         --------------    --------------    --------------
                Total adjustments                                             (925,389)       (1,156,980)        1,017,729
                                                                         --------------    --------------    --------------
         Net cash provided by operations                                     4,571,219         3,646,679         4,686,685
                                                                         --------------    --------------    --------------

Cash flows from investing activities:
     Purchase of available-for-sale securities
         and other investments                                                 -                (159,364)      (11,077,331)
     Proceeds from sale of fixed assets                                          1,100            15,468           -
     Partial distribution from limited partnership                             592,824           -                 -
     Proceeds from sale of available-for-sale securities
         and other investments                                                 -               7,164,538        11,879,157
     Capital expenditures                                                   (1,645,204)         (862,129)         (643,330)
                                                                         --------------    --------------    --------------
         Net cash (used in) provided by investing activities                (1,051,280)        6,158,513           158,496
                                                                         --------------    --------------    --------------
Cash flows from financing activities:
     Net proceeds from public offering of common stock                       7,451,579           -                 -
     Borrowings under bank line of credit                                    4,050,000         2,825,000         9,875,000
     Proceeds from exercise of stock options                                   364,469           317,699           134,451
     Payments under lines of credit                                         (2,550,000)       (9,775,000)       (9,925,000)
     Payments under litigation settlement                                      -                 -              (2,000,000)
     Payments of long-term debt                                             (2,257,118)         (300,000)         (363,709)
     Purchase of treasury stock                                             (1,084,326)       (2,782,686)       (1,734,233)
                                                                         --------------    --------------    --------------
         Net cash provided by (used in) financing activities                 5,974,604        (9,714,987)       (4,013,491)
                                                                         --------------    --------------    --------------
         Net increase in cash and cash equivalents                           9,494,543            90,205           831,690
Cash and cash equivalents at beginning of period                             1,194,650         1,104,445           272,755
                                                                         --------------    --------------    --------------
Cash and cash equivalents at end of period                             $    10,689,193   $     1,194,650   $     1,104,445
                                                                         ==============    ==============    ==============
Supplemental cash flow information:
     Cashless exercise of stock options                                $       538,376   $     6,429,124   $     2,483,552
                                                                         ==============    ==============    ==============
     Stock issued for business acquired                                $     3,170,471           -                 -
                                                                         ==============    ==============    ==============
     Tax benefit related to stock options                              $     1,670,866           -                 -
                                                                         ==============    ==============    ==============

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Nature of Operations

       The Company, a Delaware corporation, is engaged in the design, development, manufacture and sale of flight instrumentation components and systems, and microwave products, primarily to aerospace companies, the U.S. government, and several foreign governments. The Company's main products include a variety of transponders which are used to enhance radar signals to accurately track the flight of space launch vehicles and aircraft, as well as microwave devices and command and control systems.

2.     Fiscal Year

       The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal years 1998 and 1996 consisted of 52 weeks, and fiscal year 1997 consisted of 53 weeks.

3.     Basis of Financial Statement Presentation

       The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

4.     Cash and Cash Equivalents

       The Company considers all liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest which approximates market value. The Company limits its credit risk to an acceptable level by evaluating the financial strength of institutions at which significant investments are made and based upon credit ratings.

5.     Concentration of Credit Risk

       Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the aerospace and defense industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

6.     Inventories

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

7.     Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are recorded in income.

8.     Intangibles

       Intangibles are comprised of customer lists, installed products base, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisitions of Metraplex Corporation in 1997, and Vega Precision Laboratories, Inc. in 1993. Intangibles are being amortized over twenty years.

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three fiscal years ended August 2, 1998, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

9.     Marketable Securities

       The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income , net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income, net.

10.    Other Investments

       The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest. Beginning in 1997 other investments are accounted for under the equity method. Previously, the cost method was utilized as the amount was not significantly different from the equity method.

11.    Revenue and Cost Recognition

       Under fixed-price contracts, revenue and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the U.S. Government), which include non-recurring billable engineering, are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts, principally command and control shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered and are recorded when first reasonably determined. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.


12.  Income Taxes

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

13.  Stock-Based Compensation

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

14.  Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which replaced APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share ("EPS") calculation is replaced with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. In accordance with SFAS 128, all earnings per share amounts for all periods presented have been restated (reflective of a 4-for-3 stock split on September 30, 1997).

15.  Product Development

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,562,000, $1,828,000, and $1,453,000 in fiscal 1998, 1997, and 1996, respectively.

16.  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Segment Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business segment, and as this standard relates entirely to disclosure, the adoption of this standard will not have a material impact on the Company's financial statements.

NOTE B - ACQUISITIONS

       On August 4, 1997, the Company completed the acquisition of Metraplex Corporation , a Maryland corporation for 313,139 (as adjusted) shares of common stock of the Company, with a fair market value of $3,170,471, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Metraplex at August 2, 1998, and the consolidated statements of income include the results of Metraplex operations from August 4, 1997. The acquisition resulted in excess of cost over fair value of net assets acquired of $2,162,725 which is being amortized over twenty years.

       On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1997, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the year ended August 3, 1997 would have been approximately $36,589,333, $4,686,236, $1.07, and $.93, respectively. The pro forma information includes adjustments for additional depreciation based on the fair market value of the property and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1997.

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

NOTE C - NOTES  RECEIVABLE-OFFICERS

       In fiscal 1996 the Company loaned $1,400,000,  $300,000,  and $300,000 to certain officers, as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The notes were initially due November 1996, November 1996 and March 1997, respectively. The notes were extended by the Company in fiscal 1997 and were due April 30, 1998, January 31, 1998, and January 31, 1998, respectively. The loans were paid in full with accrued interest as of December 19, 1997.

NOTE D - INVENTORIES

       The major components of inventories are as follows:

                                                   August 2,          August 3,
                                                      1998               1997
                                                   -----------       ----------
       Purchased parts and raw materials          $  7,377,882      $ 4,780,336
       Work in process                               7,303,533        4,899,551
       Finished products                               387,203          110,495
                                                    ----------       ----------
                                                  $ 15,068,618      $ 9,790,382
                                                    ==========       ==========

                                      F-10

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

       In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At August 2, 1998 and August 3, 1997 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion.

       In July 1998 the Company received a partial distribution of $592,824 from the Partnership. As of August 2, 1998 the Company's limited partnership interest had an estimated fair value of $849,324.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following:

                                         August 2,     August 3,      Estimated
                                            1998          1997       Useful Life
                                         ----------    ----------    -----------
       Land                            $    880,270  $    880,270
       Building and building
            improvements                  5,486,900     5,438,663    10-40 years
       Machinery and equipment           20,104,794    17,515,954     5- 8 years
       Furniture and fixtures               624,576       494,056     5-10 years
       Tools                                 34,495        24,869      5   years
       Leasehold improvements               292,894       288,757     5-10 years
                                         ----------    ----------
                                         27,423,929    24,642,569
       Less accumulated depreciation     14,874,586    12,937,814
                                         ----------    ----------
                                       $ 12,549,343  $ 11,704,755
                                         ==========    ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

       Rent expense for the 52 weeks ended August 2, 1998, 53 weeks ended August 3, 1997 and 52 weeks ended July 28, 1996 was approximately $546,000, $229,900, and $284,600, respectively.

       Minimum annual rentals under noncancellable leases are as follows:

                           Year ending fiscal       Amount
                           ------------------       ------
                                 1999              $394,000
                                 2000               318,000
                                 2001               188,000
                                 2002               165,000

       Employment Agreements

       The Company has employment agreements with various executives and employees of the Company, which, as amended, expire at various dates through October 31, 2002, subject to extension each January 1 for three years from that date. These agreements provide for aggregate annual salaries for fiscal 1999 of $800,000. Certain agreements provide for an annual cost of living adjustment based on the consumer price index, and also provide for incentive compensation based on pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances and repurchases. Incentive compensation in the amount of $727,659, $665,352, and $446,750 was expensed in fiscal years 1998, 1997, and 1996, respectively.

       Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment of approximately three times their annual salary. As of August 2, 1998, the amount payable in the event of such termination would be approximately $2,400,000.

       One of the employment contracts provides for a consulting agreement commencing at the end of the employment period which will be effective October 1, 1998, and terminating December 31, 2010 at the annual rate of $100,000. Another one of the employment contracts, as amended October 1, 1998, provides for a consulting period commencing at the end of the period of active employment and continuing for a period of five years at the annual rate of $100,000. Two officers of the Company have severance agreements providing for a lump-sum payment of $430,000 through fiscal 1999, adjusted to $320,000 in fiscal 2000, $215,000 through fiscal 2002, and $105,000 in fiscal 2003.

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

       Stand-by Letters of Credit

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2000. At August 2, 1998 stand-by letters of credit aggregating $1,505,285 were outstanding under this facility.

NOTE I - INCOME TAXES

       Income tax provision consisted of the following:

                             52 Weeks ended   53 Weeks ended   52 Weeks ended
                                August 2,        August 3,        July 28,
                                  1998             1997             1996
                             --------------   --------------   --------------
              Current
                  Federal     $ 1,468,665      $ (52,000)         $  90,000
                  State            85,000         89,000             12,400
                                ---------        -------            -------
                                1,553,665         37,000            102,400
                                ---------        -------            -------
              Deferred
                  Federal       1,307,970       (142,000)              -
                  State            72,365        585,000               -
                                ---------        -------            -------
                                1,380,335        443,000               -
                                ---------        -------            -------
                              $ 2,934,000      $ 480,000          $ 102,400
                                =========        =======            =======

     The Company paid income taxes of approximately $1,486,000 in 1998, $178,000 in 1997, and $19,000 in 1996. The following is a reconciliation of the U.S. statutory income tax rate and the effective tax rate on pretax income:

                                              52 Weeks   53 Weeks   52 Weeks
                                               ended      ended      ended
                                              August 2,  August 3,  July 28,
                                                1998       1997       1996
                                                ----       ----       ----
       U.S. Federal statutory rate              34.0 %     34.0 %     34.0 %
       State taxes, net of
          federal tax benefit                    1.5       12.2        0.2
       Alternative minimum tax                   -          -          2.4
       Benefit of foreign sales corporation     (1.8)       -          -
       Benefit of net operating loss
          carryforward                           -        (30.8)     (35.2)
       Non-deductible expenses                    .8         .3        1.3
       Decrease in valuation allowance           -         (9.4)       -
       Other, net                                 .3        2.8        -
                                                ----       ----       ----
          Effective tax rate                    34.8 %      9.1 %      2.7 %
                                                ====       ====       ====

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

       Components of deferred tax assets and liabilities are as follows:

                                                      August 2, 1998                    August 3, 1997
                                             ------------------------------       ---------------------------
                                               Deferred          Deferred         Deferred         Deferred
                                                  Tax               Tax              Tax              Tax
                                                Assets          Liabilities        Assets         Liabilities
                                             ----------        ------------       --------        -----------
         Intangibles                        $      -          $ 1,775,858        $   -           $ 1,681,375
         Alternative minimum tax                952,426             -              265,906             -
         Accrued vacation pay                   133,962             -              123,644             -
         Accrued bonus                          438,976             -              343,398             -
         Warranty costs                          88,000             -              220,000             -
         Inventory                              971,825             -              985,703             -
         Depreciation                             -             2,334,917         -                2,006,038
         Net operating loss carryforwards         -                 -              725,113             -
         Contract losses                        503,856             -              275,635             -
         Other                                   60,689           202,364           71,917            78,967
                                              ---------         ---------        ---------         ---------
                                            $ 3,149,734       $ 4,313,139      $ 3,011,316       $ 3,766,380
                                              =========         =========        =========         =========

         The Company has available a $952,426 alternative minimum tax credit to carry forward for an indefinite period of time.

NOTE J- LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                   August 2,      August 3,
                                         Rate        1998           1997
                                         ----      ---------      ----------
       Note payable bank (a)             7.15%   $ 1,500,000    $      -
       Mortgage note (b)                10.4 %     2,890,000       3,225,000
       Capital lease obligations (c)      -          125,869           -
                                                   ---------       ---------
                                                   4,515,869       3,225,000
       Less current portion                          404,984         335,000
                                                   ---------       ---------
                                                 $ 4,110,885     $ 2,890,000
                                                   =========       =========

       (a) In July 1998, the Company renewed the revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $21,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2000.
           Interest is set biweekly at 1.65% over the FOMC Target Rate.

           The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on other borrowings.

       (b) The mortgage note provides for annual principal payments at varying amounts through 2004 plus semiannual interest payments. Land and buildings in Lancaster, Pa. having a net book value of $1,904,000 are pledged as collateral.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of working capital and tangible net worth. In connection with this loan, the Company paid approximately $220,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at August 2, 1998 and August 3, 1997 and are being amortized over the term of the loan (15 years).

       (c) Certain noncancellable leases are classified as capital leases and the leased assets are included as part of "Property, Plant, and Equipment" at $143,006, net of depreciation of $23,834.

       The Company paid interest of approximately $441,000 in 1998, $567,000 in 1997, and $854,000 in 1996.

       Future payments required on long-term debt are as follows:

                    Fiscal year ending during:                         Amount
                    -------------------------                       ----------
                              1999                                 $   404,984
                              2000                                   1,950,220
                              2001                                     497,583
                              2002                                     503,082
                              2003                                     550,000
                              2004                                     610,000
                                                                     ---------
                                                                   $ 4,515,869
                                                                     =========

NOTE K - RELATED PARTY TRANSACTIONS

       On March 6, 1996, the Board of Directors approved the purchase of an industrial parcel of land from the Chairman of the Company for $940,000. A deposit of $94,000 was paid on execution of the contract, and the balance of $846,000 was paid at settlement in April, 1998. The Company intends to use this land, which is included in other assets in the consolidated balance sheet, for possible future expansion.

NOTE L - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses include the following:

                                                   August 2,        August 3,
                                                     1998             1997
         Accounts payable                        $ 3,064,596       $ 1,841,468
         Accrued payroll and bonuses               1,865,426         1,483,915
         Accrued commissions                         615,022           205,692
         Accrued interest                             56,491            55,900
         Accrued litigation expenses                  37,487           297,538
         Accrued expenses                            829,161         1,102,227
                                                   ---------         ---------
                                                 $ 6,468,183       $ 4,986,740
                                                   =========         =========

NOTE M - EMPLOYEE BENEFIT PLANS

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

       The Company has accrued approximately $197,000 for the 52 weeks ended August 2, 1998, and contributed approximately $181,000, and $159,000 to this plan for the 53 weeks ended August 3, 1997 and the 52 weeks ended July 28, 1996, respectively.

NOTE N - COMPUTATION OF PER SHARE EARNINGS

       The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                              52 Weeks ended   53 Weeks ended   52 Weeks ended
                                                              August 2, 1998   August 3, 1997    July 28,1996
                                                              --------------   --------------   --------------
Numerator:
      Net Income                                               $ 5,496,608      $ 4,803,659       $ 3,668,956
                                                                 =========        =========         =========
Denominator:
      Basic weighted-average shares                              4,969,248        4,063,505         3,786,176
         Effect of dilutive securities:
            Employee stock options and warrants                    438,035          670,177           467,609
                                                                 ---------        ---------         ---------
Diluted weighted-average shares                                  5,407,283        4,733,682         4,253,785
                                                                 =========        =========         =========
Earnings per common share - Basic                                    $1.11            $1.18             $ .97
                                                                      ====             ====              ====
Earnings per common share - Diluted                                  $1.02            $1.01             $ .86
                                                                      ====             ====              ====

NOTE O - SHAREHOLDERS' EQUITY

      At the annual meeting of stockholders held on February 18, 1998, the stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

      In December 1997, the Company completed the sale of 1,100,000 shares of common stock to the public, of which 700,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders. In addition , the Company also sold 1,265,000 Common Stock Purchase Warrants. The Company received net proceeds of $7,451,579 after underwriting discounts and commissions and other expenses of the offering. Each Warrant entitles the holder to purchase one share of common stock at $14.40 per share (subject to adjustment under certain conditions) through January 1999 and thereafter at $15.60 per share until they expire in January 2000. The Company has also issued to the underwriters, for their own accounts, warrants to purchase 110,000 shares of common stock of the Company (subject to adjustment under certain circumstances), exercisable for a period of twenty-five months at a price of $14.40 per share through January 1999, and at a price of $15.60 per share through their expiration in January 2000.

      On September 4, 1997 the Board of Directors declared a 4-for-3 stock split effected as a stock dividend payable September 30, 1997 to holders of record on September 15, 1997. The amount of $105,234 was transferred from additional paid-in capital to the common stock account to record this distribution. All share and per share data, including stock options and warrants, included in the financial statements have been restated to reflect the stock split.

      The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company applies APB Opinion No, 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.9%; volatility factor of the expected market
                                      F-16
      price of the Company's common stock of .59; and a weighted-average expected life of the option, after the vesting period, of .4 years.

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

      Had compensation cost for stock options granted in fiscal 1998 and 1997 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34%:

                                                    1998               1997
                                                    ----               ----
           Net earnings  -  as reported           $5,496,608         $4,803,659
           Net earnings  -  pro forma             $4,925,488         $3,911,486
           Earnings per share  -  as reported
                Basic                                  $1.11              $1.18
                Diluted                                 1.02               1.01
           Earnings per share  - pro forma
                Basic                                   $.99               $.96
                Diluted                                  .91                .83

       No options were granted in fiscal 1996.

       The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

       In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 1,666,666 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 88,333 and 801,660 shares were granted during the fiscal years ended August 2, 1998, and August 3, 1997, respectively.

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

       A summary of stock option activity under all plans for the 52 weeks ended August 2, 1998, the 53 weeks ended August 3, 1997, and the 52 weeks ended July 28, 1996 follows:

                                              Non-Qualified Stock Options
                                        ----------------------------------------
                                                                        Weighted      Warrant Agreements
                                                                         Average      ------------------
                                          Number         Price Range    Exercise    Number       Price Range
                                        of shares         per share       Price    of shares      per share
                                        ---------       -------------     -----    ---------     -----------
Outstanding July 30, 1995............   1,256,624      $ 2.54  - 9.01    $ 4.33     573,333     $      $5.35
   Granted ..........................       -                                       293,333             4.64
   Exercised.........................    (541,900)       2.54  - 5.72      4.87
   Canceled..........................     (31,330)       2.54  - 5.25      4.83    (533,333)            5.35
                                        ---------       -------------     -----     -------      -----------
Outstanding July 28, 1996............     683,394      $ 2.54  - 9.01    $ 3.89     333,333     $4.64 - 5.35
   Granted ..........................   1,465,649        6.10  -10.41      6.48
   Exercised.........................  (1,225,384)       2.54  - 6.94      5.46     (13,333)            4.64
   Canceled..........................      (7,332)       5.25  - 9.01      8.67        -
                                        ---------       -------------     -----     -------      -----------
Outstanding August 3, 1997...........     916,327      $ 2.54  -10.41    $ 5.87     320,000     $4.64 - 5.35
   Granted ..........................      88,333       10.31  -13.88     12.04
   Exercised.........................    (135,594)       2.54  - 6.94      5.08     (40,000)            5.35
   Canceled..........................      (8,222)       2.54  - 6.47      5.31        -
                                        ---------       -------------     -----     -------      -----------
Outstanding August 2, 1998...........     860,844      $ 2.54  -13.88    $ 6.65     280,000           $ 4.64
                                        =========                                   =======

       Options to purchase 582,389 shares of common stock were exercisable under all plans at August 2, 1998 at a weighted average exercise price of $5.87 with a weighted average remaining contractual life of 8.2 years as follows:


       Options Outstanding and Exercisable by Price Range as of August 2, 1998

                                           Options Outstanding                   Options Exercisable
                               ---------------------------------------------   -------------------------
                                                  Weighted
                                                   Average       Weighted                    Weighted
         Range of Exercise        Number         Remaining        Average        Number       Average
              Prices           Outstanding   Contractual Life  Exercise Price  Exercisable Exercise Price
        ------------------     -----------   ----------------  --------------  ----------- --------------
       $ 2.5350  -$ 6.0938        301,117             7.43        $ 5.0302      301,117       $ 5.0302
         6.4688  -  6.4688        300,062             8.75          6.4688      113,140         6.4688
         6.9375  - 12.8750        224,665             8.44          7.9716      168,132         6.9540
        13.0000  - 13.8750         35,000             9.36         13.5673         -              -
                                  -------             ----         -------      -------         ------
        $2.5350  -$13.8750        860,844             8.23        $ 6.6464      582,389       $ 5.8651
                                  =======                                       =======

       In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of common stock of the Company at the fair market value of $5.35 per share at date of issue. In December 1995 warrants for 533,333 shares were canceled, and the remaining 40,000 warrants were exercised in fiscal 1998. In December 1995, common stock warrants were issued to certain officers for the right to acquire 293,333 shares of common stock of the Company at the fair market value of $4.64 per share at date of issue. The warrants vest immediately and expire December 13, 2005. Warrants for 13,333 shares were exercised in fiscal 1997.

NOTE P - MAJOR CUSTOMERS

       Net sales to the U.S. Government in 1998, 1997, and 1996 accounted for approximately 26%, 34%, and 33% of net sales, respectively. Foreign sales amounted to approximately $11,943,000, $9,398,000, and $6,556,000 in fiscal 1998, 1997, and 1996, respectively.

       Included in accounts receivable as of August 2, 1998 and August 3, 1997 are amounts due from the U.S. Government of approximately $933,000 and $1,454,000, respectively.

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

The carrying amounts and fair values of the Company's financial instruments are presented below:

                                                     August 2, 1998
                                             ------------------------------
                                             Carrying Amount     Fair Value
                                             ---------------     ----------
            Cash and cash equivalents         $ 10,689,193     $ 10,689,193
            Long-term debt                       4,110,885        4,499,000
            Stand-by letters of credit               -            1,505,285

NOTE R - SUBSEQUENT EVENTS

       As of August 21, 1998,  the Company  entered into an agreement to acquire all of the issued and outstanding common stock of General Microwave Corp., a New York corporation , for $18.00 per share and a three-year warrant to purchase one share of the Company's common stock at an aggregate purchase price of approximately $23,000,000. The warrant is exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share, until expiration. General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction is subject to the approval of the stockholders of General Microwave Corp. at a meeting to be held in December 1998. The transaction will be accounted for under the purchase method. As of October 20, 1998, the Company has acquired 362,400 shares (27%) of General Microwave in the open market for approximately $6,217,000.