Form 10-K/A
period 1998-08-02
HERLEY INDUSTRIES INC /NEW
filed 1998-11-19
CIK 47035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE COMMISSION
                    For the fiscal year ended August 2, 1998

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

                          Common Stock, $ .10 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Based on the closing sale price of $9.9688 as of November 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,890,452.

  The number of shares outstanding of registrant's common stock, $.10 par value was 5,295,540 as of November 2, 1998.

  Documents incorporated by reference: None

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

        Name             Age    Position(s) with the Company
        ----             ---    ----------------------------
Lee N. Blatt             70   Chairman of the Board and Chief Executive
                                                 Officer
Myron Levy               58   President and Director
Anello C. Garefino       51   Vice President-Finance, Treasurer and Chief
                              Financial Officer
Allan Coon               62   Vice President
Adam J. Bottenfield      38   Vice President-Engineering
Ray Umbarger             51   Vice President-Domestic Marketing
George Hopp              60   Vice President-International Marketing
Glenn Rosenthal          38   Vice President
Mark A. Krumm            52   Vice President-Business Development
Howard M. Eckstein       47   Vice President-New Product Development
David H. Lieberman       53   Secretary and Director
Adm.Thomas J.
 Allshouse  (Ret.)       73   Director, Member of Compensation and
                              Audit Committees
Alvin M. Silver          67   Director, Member of Compensation and Audit
                              Committees
John A. Thonet           48   Director
Adm. Edward K. Walker,
 Jr. (Ret.)              65   Director, Member of Compensation and Audit
                              Committees

     Mr. Lee N. Blatt is a co-founder of the Company and has been Chairman of the Board of the Company since its organization in 1965. Mr. Blatt holds a Bachelors Degree in Electrical Engineering from Syracuse University and a Masters Degree in Business Administration from City College of New York. Mr. Blatt's term as a director expires at the 2000 annual meeting of stockholders.

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

    Mr. Ray Umbarger was appointed Vice President - Domestic Marketing in July 1997, having been employed by the Company since June 1995. For more than ten years prior to that, Mr. Umbarger served in the U.S. Navy where he was a Captain. His responsibilities in the Navy included the design, development production, deployment and life cycle support of all Navy, and in some cases, all Department of Defense target systems. Mr. Umbarger received a Bachelors Degree in Aeronautical Engineering from the U.S. Naval Academy, a Masters Degree in Aeronautical Engineering from Princeton University and a Masters Degree in Business Administration from Monmouth College.

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

     Mr. Mark A. Krumm was appointed Vice President for Business Development upon joining the Company in November 1997. For more than 10 years prior to joining the Company, Mr. Krumm was program manager for various electronic defense systems with Harris Corporation. Mr. Krumm has a Bachelors Degree in Aerospace engineering from St. Louis University and holds a Masters Degree in Business Administration from Southern Illinois University.

     Mr. Howard M. Eckstein was appointed Vice President - New Product Development upon joining the Company in April 1998. Mr. Eckstein has 25 years experience in the design and development of aerospace telemetry equipment and systems. Mr. Eckstein served from 1992 to 1998 as Vice President - Advanced Products for L3 Communications, and as Vice President - Engineering from 1986 to 1992. Mr. Eckstein earned his Bachelors Degree in Electrical Engineering from the Pennsylvania State University and holds a Masters Degree in Engineering from the University of Pennsylvania.

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

     Admiral Edward K. Walker, Jr. (Ret.) has been a director of the Company since October 1997. Since his retirement from the United States Navy in 1988, Admiral Walker has been the Director of Corporate Strategy for Resource Consultants, Inc., a member of Gilbert Associates, Inc. which is a professional services company supporting the Department of Defense, particularly the Navy, in a wide range of technical, engineering and management disciplines. Prior to his retirement from the United States Navy, Admiral Walker served for 34 years in various naval officer positions, including Commander of the Naval Supply Systems Command, and Chief of Supply Corps. Admiral Walker holds a Bachelors Degree from the United States Naval Academy and Masters Degree in Business Administration from The George Washington University. Admiral Walker's term as a director expires at the 2000 annual meeting of stockholders.

ITEM ELEVEN - EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation with respect to the Chairman/Chief Executive Officer, and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers") for services rendered for the fiscal years ended August 2, 1998, August 3, 1997, and July 28, 1996.

                                                       Summary  Compensation Table

                                      Annual Compensation (1)                         Long-Term Compensation
                            -----------------------------------------                 ----------------------
Name and                                                                         Securities
Principal                   Fiscal                                               Underlying                 All Other
Position                     Year             Salary(2)       Bonus(3)          Options/SARs(4)            Compensation
--------                    ------            ---------       --------          ---------------            ------------

Lee N. Blatt                 1998             $ 485,549      $ 303,191              -                     $ 4,800     (6)
Chairman of                  1997               531,629        302,432           599,999     (5)            4,500
the Board                    1996               483,028        203,068           133,333     (7)            4,500

Myron Levy                   1998             $ 333,912      $ 242,553              -                     $ 9,300     (6)
President                    1997               307,764        181,460           400,000     (5)            9,000
                             1996               288,726        121,841            66,667     (7)            7,380

Allan Coon                   1998             $ 110,011      $  30,000              -                     $ 6,153     (6)
Vice President               1997               110,011           -               73,332     (5)            5,751
                             1996               110,011      $  30,000            13,333     (7)            4,569

Anello C. Garefino           1998             $ 100,760      $  20,000              -                     $ 3,845     (6)
Vice President               1997               101,914           -               59,999     (5)            3,579
Finance-Treasurer            1996                97,885      $  15,000            13,333     (7)            3,424

George Hopp                  1998             $ 107,615      $   7,500              -                     $ 1,488     (6)
Vice President               1997               107,615           -               18,666     (5)            1,422
                             1996               104,000           -                 -                       1,185

--------
(1) Does not include Other Annual Compensation because amounts of certain perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.
(2) Amounts set forth herein include cost of living adjustments under employment contracts.
(3) Represents for Messrs. Blatt and Levy incentive compensation under employment agreements.
(4) Adjusted to give effect to a four-for-three stock split on September 30, 1997. This table includes warrants issued to these individuals outside the stock option plans.
(5) Consisting of the following options issued in October 1996 for the right to purchase Common Stock of the Company at a price of $6.9375: Lee N. Blatt - 133,333; Myron Levy - 100,000, Allan Coon - 26,666, Anello C. Garefino - 13,333; options granted in February 1997 at a price of $8.3438 and repriced to $6.0938 in April 1997: Lee N. Blatt 133,333, Myron Levy - 100,000, Allan Coon - 20,000, Anello C. Garefino - 20,000, and George Hopp - 5,333; and options granted in May 1997 at a price of $6.4688: Lee N. Blatt - 333,333, Myron Levy - 200,000, Allan Coon - 26,666, Anello C. Garefino - 26,666, and George Hopp - 13,333.
(6)  All Other Compensation  includes: (a) group term life insurance as follows:
     $4,500 for Mr. Levy, $2,387 for Mr. Coon, $522 for Mr. Garefino, and $1,488 for Mr. Hopp, and (b) contributions to the Company's 401(k) Plan as a pre-tax salary deferral as follows: $4,800 for each of Messrs. Blatt and Levy, $3,766 for Mr. Coon, and $3,323 for Mr. Garefino.
(7) Represents warrants issued in December 1995 for the right to purchase Common Stock of the Company at a price of $4.6425.

Option/SAR Grants in Last Fiscal Year

No options were granted to the named executive officers during the fiscal year ended August 2, 1998.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

       The following table sets forth stock options exercised during fiscal 1998 and all unexercised stock options and warrants held by the named executive officers as of August 2, 1998.

                                                                                                       Value of
                                                         Number of Unexercised                  Unexercised In the-Money
                   Shares                                 Options and Warrants                    Options and Warrants
                  Acquired on       Value                 at Fiscal Year-End(2)                   at Fiscal Year-End (3)
Name              Exercise(#)   Realized($)(1)       Exercisable       Unexercisable       Exercisable           Unexercisable
----              -----------   --------------       --------------------------------      -----------------------------------

Lee N. Blatt           -        $     -                311,112              -                 $ 1,491,505       $      -
Myron Levy             -              -                255,559            66,666                1,091,078           231,244
Allan Coon           15,000        111,408              49,444             8,888                  160,883            30,830
Anello C. Garefino     -              -                 43,335             8,888                  192,802            30,830
George Hopp            -              -                 10,223            10,666                   46,205            36,997

--------
(1) Values are calculated by subtracting the exercise price from the trading price of the Common Stock as of the exercise date.
(2) Adjusted to give effect to a four-for-three stock split on September 30, 1997.
(3) Based upon the trading price of the Common Stock of $9.9375 on August 2, 1998.

Employment Agreements

     Lee N. Blatt has entered into a new employment agreement with the Company, dated as of October 1, 1998, which provides for a four year and three month term, terminating on December 31, 2002. Pursuant to the agreement, Mr. Blatt receives compensation consisting of a base salary of $475,000, with an annual cost of living increase and an incentive bonus. Mr. Blatt's incentive bonus is 5% of the pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances. Mr. Blatt's incentive bonus cannot exceed his base salary.

     Myron Levy has entered into a new employment agreement with the Company, dated as of October 1, 1998, which provides for a four year and three month term, terminating on December 31, 2002, and a five year consulting period commencing at the end of the active employment period. Pursuant to the agreement, Mr. Levy receives compensation consisting of a base salary of $325,000, with an annual cost of living increase and an incentive bonus. Mr. Levy's incentive bonus is 4% of the pretax income of the Company in excess of 10% of the Company's stockholders' equity for specific periods, as adjusted for stock issuances. Mr. Levy's incentive bonus cannot exceed his base salary. Mr. Levy's compensation during the consulting period is at the annual rate of $100,000.

     The employment agreements with Messrs. Blatt and Levy provide for certain payments following death or disability. The employment agreements also provide, in the event of a change in control of the Company, as defined therein, the right, at their election, to terminate the agreement and receive a lump sum payment of approximately three times their annual salary.

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

     Allan Coon has entered into a severance agreement with the Company, dated June 11, 1997, which provides that in the event Mr. Coon is terminated other than for cause prior to June 12, 1999, he is entitled to two years' base salary and in the event he is so terminated after June 11, 1999 and before June 12, 2002, he is entitled to one year's base salary. Mr. Coon's present base salary is $110,000.

     Anello C. Garefino has entered into a severance agreement with the Company, dated February 18, 1998, which provides that in the event Mr. Garefino is terminated other than for cause prior to February 19, 2000, he is entitled to two years' base salary and in the event he is so terminated after February 18, 2000 and before February 19, 2003, he is entitled to one year's base salary. Mr. Garefino's present base salary is $105,000.

Indemnification Agreements

     Herley has entered into separate indemnification agreements with the officers and directors of Herley. Herley has agreed to provide indemnification with regard to certain legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Herley and with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. Herley only provided indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or director, or on his or her behalf, arising out of proceedings brought against such officer or director by reason of his or her corporate status.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth the indicated information as of November 2, 1998 with respect to the beneficial ownership of the Company's securities by:
(i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Company, and (iii) by all executive officers and directors as a group:

                                                               Shares of Common
                                                              Stock Beneficially
Name                                                             Owned (1)(4)
                                                              ------------------
                                                              Shares       Percent
                                                              ------       -------
Lee N. Blatt (2)(5)  .................................        608,552        10.7%
Myron Levy (5)(6)  ...................................        548,687         9.7%
Anello C. Garefino (5) ...............................         56,424         1.1%
Allen Coon ...........................................         49,444
George Hopp ..........................................         14,667
Adam J. Bottenfield ..................................         20,667
Ray Umbarger .........................................         13,620
Glenn Rosenthal ......................................          8,256
Mark A. Krumm ........................................          1,000
Adm. Thomas J. Allshouse (5) .........................         26,666
David H. Lieberman(5)  ...............................          7,933
John A. Thonet(3)(5) .................................         21,693
Alvin M. Silver ......................................          6,500
Adm. Edward K. Walker, Jr. (Ret.)  ...................          2,500
Directors and executive
  officers  as a group
  (14 persons) .......................................      1,386,609        22.3%

----
(1) No executive officer or director owns more than one percent of the outstanding shares of Common Stock unless otherwise indicated. Ownership represents sole voting and investment power.
(2) Does not include an aggregate of 470,229 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol, Patrick Rossignol and Allyson Gerber, of which Mr. Blatt disclaims beneficial ownership.
(3) Does not include 133,332 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 76,278 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.
(4) Includes shares subject to options exercisable within the 60 days after November 2, 1998 at prices ranging from $2.535 to $9.25 per share pursuant to the Company's Stock Plans: Lee N. Blatt - 261,113, Myron Levy - 272,226, Anello C. Garefino - 30,002, Allan Coon - 49,444, George Hopp - 10,223, Adam J. Bottenfield - 17,332, Ray Umbarger - 12,667, Glenn Rosenthal - 6,667, Mark A. Krumm - 1,000, Adm. Thomas J. Allshouse - 13,333, David H. Lieberman - 7,333, John A. Thonet - 13,333, Alvin M. Silver - 2,500, Edward
     K. Walker - 2,500.
(5) Includes shares subject to outstanding warrants exercisable within 60 days after November 2, 1998 at a price of $4.6406: Lee N. Blatt - 133,333, Myron Levy - 66,667, Anello C. Garefino - 13,333.
(6) Does not include 5,000 shares owned by Mr. Levy's daughter, Stephanie Levy, of which Mr. Levy disclaims beneficial ownership.

Stock Plans

   Certain officers and directors of the Company hold options or warrants to purchase Common Stock under the Company's 1992 Non-Qualified Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan (collectively, the "Stock Plans") and warrant agreements.

   1992 Non-Qualified Stock Option Plan. The 1992 Non-Qualified Stock Option Plan covers 1,333,333 shares of Common Stock. Under the terms of the plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. In December 1995, this plan was terminated except for outstanding options thereunder. At August 2, 1998, non-qualified options to purchase 97,119 shares of Common Stock were outstanding under this plan.

   1996 Stock Option Plan. The 1996 Stock Option Plan covers 666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. At August 2, 1998, non-qualified options to purchase 337,331 shares of Common Stock were outstanding under this plan.

   1997 Stock Option Plan. The 1997 Stock Option Plan covers 1,666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 88,333 shares of Common Stock were granted during the fiscal year ended August 2, 1998. At
August 2, 1998, options to purchase 426,394 shares of Common Stock were outstanding under this plan. On August 14, 1998, the Company issued 10 year options to purchase 250,000 shares of Common Stock under this plan to each of Lee N. Blatt and Myron Levy, which options vest one third on each of the grant date and on the first and second anniversary dates of the grant date.

   Warrant Agreements. In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of Common Stock at an exercise price of $5.3475 per share, which was the closing price of the Common Stock on the date of issue. In December 1995, warrants with respect to 533,333 of these shares were canceled. The warrants expire April 30, 1998. In December 1995, warrants were issued to certain officers for the right to acquire 293,333 shares of Common Stock at an exercise price of $4.6425 per share at date of issue. These warrants expire December 13, 2005. At August 2, 1998, warrants to purchase 280,000 shares of Common Stock were outstanding.

Employee Savings Plan

   The Company maintains an Employee Savings Plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to contribute between 2% and 15% of their salaries to the plan. The Company, at its discretion, can contribute 100% of the first 2% of the employees' salary so contributed and 25% of the next 4% of salary. Additional Company contributions can be made, depending on profits. The aggregate benefit payable to an employee depends upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company accrued approximately $197,000 for the 52 weeks ended August 2, 1998, and contributed approximately $181,000 and $159,000 to this plan for the fiscal years ended August 3, 1997 and July 28, 1996, respectively. For the year ended August 2, 1998, $4,800, $4,800, $3,766, and $3,323 was contributed by the Company to this plan for Messrs. Blatt, Levy, Coon and Garefino, respectively, and $24,328 was contributed for all officers and directors as a group.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of November, 1998
                                   Herley Industries, Inc.

                                   By: /s/ Lee N. Blatt
                                       --------------------
                                       Lee N. Blatt
                                       Chairman of the Board
                                       (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 1998 by the following persons in the capacities indicated:

     Signature                     Title

/s/ Lee N. Blatt                Chairman of the Board
Lee N. Blatt                    (Chief Executive Officer)

/s/ Myron Levy                  President and Director
Myron Levy

/s/ Anello C. Garefino          Vice President - Finance, Treasurer (Chief
Anello C. Garefino              Financial Officer and Principal Accounting
                                Officer)

/s/ Thomas J. Allshouse         Director
Thomas J. Allshouse

/s/ David H. Lieberman          Secretary and Director
David H. Lieberman

/s/ John Thonet                 Director
John Thonet

/s/Alvin M. Silver              Director
Alvin M. Silver

/s/ Edward K. Walker, Jr.       Director
Edward K. Walker, Jr.