Form 10-Q
period 1998-11-01
HERLEY INDUSTRIES INC /NEW
filed 1998-12-15
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: November 1, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..................to.......................
                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       #23-2413500
 ------------------------------                          ---------------------
(State or other jurisdiction of                         (I.R.S.  Employer
  incorporation or organization)                         Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                       17603
------------------------------------------                     --------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code:         (717) 397-2777
                                                             -------------

          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

As of December 1, 1998 - 5,295,540 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                      PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           November 1, 1998 and August 2, 1998                             2

     Consolidated Statements of Income  -
           For the thirteen weeks ended
           November 1, 1998 and November 2, 1997                           3

     Consolidated Statements of Cash Flows -
           For the thirteen weeks ended
           November 1, 1998 and November 2, 1997                           4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk      9

PART II -OTHER   INFORMATION                                              10

           Signatures                                                     11

                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            November 1,    August 2,
                                                                               1998          1998
                                                                            ----------    ----------
                         ASSETS
Current Assets:
        Cash and cash equivalents                                         $  4,182,778  $ 10,689,193
        Accounts receivable                                                  7,285,601     6,193,947
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts                              2,936,929     1,665,008
        Other receivables                                                      247,002       248,298
        Prepaid income taxes                                                  -              377,448
        Inventories                                                         14,653,675    15,068,618
        Deferred taxes and other                                             2,364,670     2,194,004
                                                                            ----------    ----------
                                Total Current Assets                        31,670,655    36,436,516
Property, Plant and Equipment, net                                          12,258,075    12,549,343
Intangibles, net of amortization of $1,616,851 at
         November 1, 1998 and $1,524,393 at August 2, 1998                   5,987,760     6,080,218
Available-for-sale Securities                                                  143,330       143,330
Other Investments                                                            7,169,128       849,324
Other Assets                                                                 1,769,560     1,493,798
                                                                            ==========    ==========
                                                                          $ 58,998,508  $ 57,552,529
                                                                            ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                                 $    405,848  $    404,984
        Accounts payable and accrued expenses                                6,565,602     6,468,183
        Income taxes payable                                                   259,525      -
        Reserve for contract losses                                          1,086,048     1,145,128
        Advance payments on contracts                                        1,595,156     1,824,746
                                                                            ----------    ----------
                                Total Current Liabilities                    9,912,179     9,843,041
Long-term Debt                                                               3,401,593     4,110,885
Deferred Income Taxes                                                        3,476,853     3,158,353
                                                                            ----------    ----------
                                                                            16,790,625    17,112,279
                                                                            ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value;  authorized  20,000,000 shares;
          issued and outstanding 5,295,540 at November 1, 1998
          and 5,266,159 at August 2, 1998                                      529,554       526,616
        Additional paid-in capital                                          20,296,637    20,323,895
        Retained earnings                                                   21,381,692    19,589,739
                                                                            ----------    ----------
                                Total Shareholders' Equity                  42,207,883    40,440,250
                                                                            ==========    ==========
                                                                          $ 58,998,508  $ 57,552,529
                                                                            ==========    ==========

        The  accompanying   notes  are  an  integral  part  of  these  financial
statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Thirteen weeks ended
                                                            November 1,       November 2,
                                                                1998              1997
                                                            -----------       -----------

Net sales                                                  $ 11,650,845     $  10,573,305
                                                            -----------       -----------

Cost and expenses:
       Cost of products sold                                  6,771,320         6,488,615
       Selling and administrative expenses                    2,123,773         2,002,796
                                                            -----------       -----------
                                                              8,895,093         8,491,411
                                                            -----------       -----------

             Operating income                                 2,755,752         2,081,894
                                                            -----------       -----------

Other income (expense):
       Investment income                                        103,117            91,370
       Interest expense                                        (101,916)         (136,515)
                                                            -----------       -----------
                                                                  1,201           (45,145)
                                                            -----------       -----------

             Income before income taxes                       2,756,953         2,036,749
Provision for income taxes                                      965,000           692,500
                                                            -----------       -----------

             Net income                                    $  1,791,953     $   1,344,249
                                                            ===========       ===========

Earnings per common share - Basic                          $   .34          $    .30
                                                            ===========       ===========

       Basis weighted average shares                         5,295,245         4,535,898
                                                            ===========       ===========

Earnings per common share - Diluted                        $   .32          $    .26
                                                            ===========       ===========

       Diluted weighted average shares                       5,538,266         5,228,220
                                                            ===========       ===========

       The   accompanying   notes  are  an  integral  part  of  these  financial
statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Thirteen weeks ended
                                                                         November 1,       November 2,
                                                                            1998              1997
                                                                        --------------    --------------
Cash flows from operating activities:
      Net income                                                      $     1,791,953   $     1,344,249
                                                                        --------------    --------------
      Adjustments  to  reconcile  net income to net cash  provided by operating activities:
          Depreciation and amortization                                       613,043           443,399
          Loss on disposal of equipment                                         7,841           -
          Equity in income of limited partnership                             (21,599)          (41,711)
          (Increase) in deferred tax assets                                   -              (1,205,226)
          Increase in deferred tax liabilities                                318,500         1,387,433
          Changes in operating assets and liabilities:
               (Increase) in accounts receivable                           (1,091,654)       (2,263,180)
               (Increase) in notes receivable-officers                        -                 (34,906)
               (Increase) in costs incurred and income recognized
                  in excess of billings on uncompleted contracts           (1,271,921)          -
               Decrease in other receivables                                    1,296            19,949
               Decrease in prepaid income taxes                               377,448           -
               Decrease (increase) in inventories                             414,943          (222,056)
               (Increase) in deferred taxes and other                        (170,666)         (132,770)
               Increase in accounts payable and accrued expenses               97,419           557,675
               Increase in income taxes payable                               259,525           420,270
               (Decrease) in reserve for contract losses                      (59,080)          -
               (Decrease) in advance payments on contracts                   (229,590)           (1,519)
               Other, net                                                     (15,111)          359,606
                                                                        --------------    --------------
                   Total adjustments                                         (769,606)         (713,036)
                                                                        --------------    --------------

          Net cash provided by operating activities                         1,022,347           631,213
                                                                        --------------    --------------

Cash flows from investing activities:
      Acquisition of stock (Note 4)                                        (6,298,205)          -
      Proceeds from sale of equipment                                           1,250           -
      Capital expenditures                                                   (499,059)         (248,496)
                                                                        --------------    --------------
          Net cash used in investing activities                            (6,796,014)         (248,496)
                                                                        --------------    --------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                  3,500,000         1,200,000
      Proceeds from exercise of stock options                                 316,149            99,266
      Payments under lines of credit                                       (4,200,000)         (800,000)
      Payments of long-term debt                                               (8,428)       (1,052,032)
      Purchase of treasury stock                                             (340,469)          -
                                                                        --------------    --------------
          Net cash used in financing activities                              (732,748)         (552,766)
                                                                        --------------    --------------

          Net decrease in cash and cash equivalents                        (6,506,415)         (170,049)

Cash and cash equivalents at beginning of period                           10,689,193         1,194,650
                                                                        --------------    --------------

Cash and cash equivalents at end of period                            $     4,182,778   $     1,024,601
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at August 2,1998) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. Inventories at November 1, 1998 and August 2,1998 are summarized as follows:

                                                 November 1,       August 2,
                                                    1998             1998
                                                 -----------      -----------
        Purchased parts and raw materials       $  6,817,534     $  7,377,882
        Work in process                            7,309,761        7,303,533
        Finished products                            526,380          387,203
                                                  ----------       ----------
                                                $ 14,653,675     $ 15,068,618
                                                  ==========       ==========

3. In July 1998, the Company renewed the revolving credit agreement with a bank that provides for the extension of credit in the aggregate principal amount of $21,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2000. Interest is set biweekly at 1.65% over the FOMC Target Rate. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At November 1, 1998, stand-by letters of credit aggregating $1,505,285 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on other borrowings.

4. As of August 21, 1998, the Company entered into an agreement to acquire all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, for $18.00 per share and a three-year warrant to purchase one share of the Company's common stock at an aggregate purchase price of approximately $23,500,000. The estimated purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the value of the warrants, and estimated transaction expenses. The warrant is exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share, until expiration. General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction is subject to the approval of the stockholders of General Microwave Corp. at a meeting to be held on January 6, 1999, and is expected to close on or about January 8, 1999. The transaction will be accounted for under the purchase method. As of December 1, 1998, the Company has acquired 365,600 shares of General Microwave in the open market for approximately $6,298,000 including certain acquisition costs.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:
                                                      Thirteen weeks ended
                                                   --------------------------
                                                  November 1,      November 2,
                                                     1998             1997
                                                  -----------      -----------
     Numerator:
        Net Income                               $ 1,791,953      $ 1,344,249
                                                   =========        =========
     Denominator:
        Basic weighted-average shares              5,295,245        4,535,898
         Effect of dilutive securities:
           Employee stock options and warrants       243,021          692,322
                                                   ---------        ---------
        Diluted weighted-average shares            5,538,266        5,228,220
                                                   =========        =========

     Earnings per common share - Basic              $ .34            $ .30
                                                      ===              ===

     Earnings per common share - Diluted            $ .32            $ .26
                                                      ===              ===

     Options and warrants to purchase 1,967,333 shares of common stock, with exercise prices ranging from $9.25 to $14.40 were outstanding during the first quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through August 14, 2008, were still outstanding as of November 1, 1998. All outstanding options and warrants as of November 2, 1997 were dilutive and included in the denominator.

6. Supplemental cash flow information is as follows:

                                             November 1, 1998  November 2, 1997
                                             ----------------  ----------------
      Cash paid during the period for:
          Interest                              $   29,110        $   17,513
          Income Taxes                              10,300            85,230
      Cashless exercise of stock options            34,384           -
      Tax benefit related to stock options          93,000           -

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

Results of Operations
---------------------

Thirteen weeks ended November 1, 1998 and Fourteen weeks ended November 2, 1997
-------------------------------------------------------------------------------
Net sales for the 13 weeks ended November 1, 1998 were approximately $11,651,000 compared to $10,573,000 in the first quarter of fiscal 1998. The sales increase of $1,078,000 (10.2%) is primarily attributable to increased volume in microwave components.

Gross profit of 41.9% for the 13 weeks ended November 2, 1997 exceeded that of the first quarter in the prior year of 38.6% due to higher margins on microwave components and certain foreign contracts as well as an increase in absorption of fixed costs due to the overall higher sales volume.

Selling and administrative expenses for the 13 weeks ended November 1, 1998 were $2,124,000 compared to $2,003,000 in the first quarter of fiscal 1998, an increase of $121,000. Increases in representative fees of $313,000 and personnel costs of $79,000 were partially offset by reductions in license fees for MAGIC2 of $227,000, and performance incentives of $46,000.

Business Acquisition
--------------------
As of August 21, 1998, the Company entered into an agreement to acquire all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, for $18.00 per share and a three-year warrant to purchase one share of the Company's common stock at an aggregate purchase price of approximately $23,500,000. The estimated purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the value of the warrants, and estimated transaction expenses. The warrant is exercisable at $14.40 per share through January 11, 1999, and thereafter at $15.60 per share, until expiration. General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction is subject to the approval of the stockholders of General Microwave Corp. at a meeting to be held on January 6, 1999, and is expected to close on or about January 8, 1999. The transaction will be accounted for under the purchase method. As of December 1, 1998, the Company has acquired 365,600 shares of General Microwave in the open market for approximately $6,298,000 including certain acquisition costs.

Liquidity and Capital Resources
-------------------------------
As of November 1, 1998 and August 2, 1998, working capital was approximately $21,758,000 and $26,593,000, respectively, and the ratio of current assets to current liabilities was 3.20 to 1 and 3.70 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,595,000 at November 1, 1998, and $1,825,000 at August 2, 1998.

Net cash provided by operations during the quarter was approximately $1,022,000.

Net cash used in investing activities consists of the purchase of 365,600 shares of common stock of General Microwave Corporation in the open market and certain expenses aggregating approximately $6,298,000 in connection with the acquisition as discussed above, and $499,000 for capital expenditures.

The Company maintains a revolving credit facility with a bank for an aggregate of $21,000,000 which expires January 31, 2000. As of November 1, 1998 and August 2, 1998, the Company had borrowings outstanding of $800,000 and $1,500,000, respectively.

During the quarter ended November 1, 1998, the Company received net proceeds of approximately $316,000 from the exercise of common stock options and warrants by employees and acquired 42,500 shares of treasury stock through open market purchases at a cost of $340,000. Such shares have been retired.

At November 1, 1998, the Company had cash and cash equivalents of approximately $4,183,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Year 2000 Readiness
-------------------
The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year 2000 the results could have a material adverse effect on the Company.

A substantial part of the Company's revenues are derived from firm fixed price contracts with U.S. government agencies, prime contractors or subcontractors on military or aerospace programs, and many foreign governments. If the Company is unable to perform under these contracts due to a Year 2000 problem, the customer could terminate the contract for default. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable for failure to perform under the contracts. Such damages could have a material adverse impact on the Company's results of operations and financial position.

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

For its information technology, the Company currently utilizes a Hewlett Packard HP3000-based computing environment. The HP3000 hardware is in compliance with Year 2000 requirements. The Company's financial, manufacturing, and other software applications related to the HP3000 were updated to comply with Year 2000 requirements during the fiscal year ended August 2, 1998 at a cost of approximately $350,000. Certain modules have been fully tested, with the remaining modules to be tested by the end of fiscal 1999. In addition, the Company utilizes a wide area network ("WAN") to connect its operating facilities to the HP3000. The WAN has been updated to comply with Year 2000 requirements. A local area network ("LAN") is used to supplement the HP3000 environment and has also been upgraded and is fully Year 2000 compliant.

The Company is also reviewing its utility systems (heat, light, phones, liquid nitrogen, etc.) for the impact of Year 2000, as well as determining the state of readiness of its material suppliers. The Company has mailed a questionnaire to its significant suppliers, and will be mailing the questionnaire to its test equipment manufacturers concerning embedded technology, regarding their compliance and attempt to identify any problem areas with respect to them. This process will be ongoing and the Company's efforts with respect to specific problems identified, and future costs associated with them, will depend in part upon its assessment of the risk that any such problems may cause a disruption in manufacturing or other problem which the Company believes would have a material adverse impact on its operations. However, the Company cannot control the conduct of its suppliers. Therefore, there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the process described above. The Company has developed multiple sources for a substantial portion of its raw material requirements and, therefore, does not believe there would be a significant disruption in supply.

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


Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. There have been no material changes in market risk to the Company since its fiscal year end as disclosed in the Company's Annual Report Form 10K as of August 2, 1998.

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

          None

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

          (a) During the quarter for which this report is filed, the Registrant filed the following reports under Form 8-K:

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


DATE:  December 14, 1998