Form 10-Q
period 1999-01-31
HERLEY INDUSTRIES INC /NEW
filed 1999-03-16
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: January 31, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ................ to ...................
                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       #23-2413500
--------------------------------                       ----------------------
State or other jurisdiction of                        (I.R.S.  Employer
  incorporation or organization)                       Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                        17603
------------------------------------------                     ----------
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code:            (717) 397-2777
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

As of March 9, 1999 - 5,171,878 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                     PAGE

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           January 31, 1999 and August 2, 1998                             2

     Consolidated Statements of Income  -
           For the thirteen and twenty-six weeks ended
           January 31, 1999 and February 1, 1998                           3

     Consolidated Statements of Cash Flows -
           For the thirteen and twenty-six weeks ended
           January 31, 1999 and February 1, 1998                           4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk     11

PART II -OTHER   INFORMATION                                              12

           Signatures                                                     13

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        January 31,    August 2,
                                                                           1999          1998
                                                                        -----------   -----------
                                                                         Unaudited      Audited
                         ASSETS
Current Assets:
        Cash and cash equivalents                                      $  1,911,429  $ 10,689,193
        Accounts receivable                                               9,664,790     6,193,947
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts                           4,060,599     1,665,008
        Other receivables                                                   217,415       248,298
        Prepaid income taxes                                                   --         377,448
        Inventories                                                      19,178,206    15,068,618
        Deferred taxes and other                                          3,288,056     2,194,004
                                                                        -----------   -----------
                                Total Current Assets                     38,320,495    36,436,516
Property, Plant and Equipment, net                                       22,691,134    12,549,343
Intangibles, net of amortization of $1,742,798 at
         January 31, 1999 and $1,524,393 at August 2, 1998               13,573,521     6,080,218
Available-for-sale Securities                                               143,330       143,330
Other Investments                                                           896,383       849,324
Other Assets                                                              1,412,058     1,493,798
                                                                        ===========   ===========
                                                                       $ 77,036,921  $ 57,552,529
                                                                        ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                              $  1,069,829  $    404,984
        Accounts payable and accrued expenses                             8,082,806     6,468,183
        Income taxes payable                                                348,101          --
        Reserve for contract losses                                       1,086,048     1,145,128
        Advance payments on contracts                                     1,179,915     1,824,746
                                                                        -----------   -----------
                                Total Current Liabilities                11,766,699     9,843,041
Long-term Debt                                                           14,762,681     4,110,885
Deferred Income Taxes                                                     5,999,447     3,158,353
Minority Interest                                                            59,263          --
                                                                        -----------   -----------
                                                                         32,588,090    17,112,279
                                                                        -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          5,224,028 at January 31, 1999
          and 5,266,159 at August 2, 1998                                   522,403       526,616
        Additional paid-in capital                                       20,592,609    20,323,895
        Retained earnings                                                23,333,819    19,589,739
                                                                        -----------   -----------
                                Total Shareholders' Equity               44,448,831    40,440,250
                                                                        ===========   ===========
                                                                       $ 77,036,921  $ 57,552,529
                                                                        ===========   ===========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                    Thirteen weeks ended        Twenty-six weeks ended
                                                                 January 31,     February 1,  January 31,     February 1,
                                                                    1999           1998           1999           1998
                                                                -----------    -----------    -----------    -----------

Net sales                                                      $ 14,532,161   $  9,051,165   $ 26,183,006   $ 19,624,470
                                                                -----------    -----------    -----------    -----------

Cost and expenses:
     Cost of products sold                                        8,920,244      4,997,814     15,691,564     11,486,429
     Selling and administrative expenses                          2,528,057      2,259,614      4,651,830      4,262,410
                                                                -----------    -----------    -----------    -----------
                                                                 11,448,301      7,257,428     20,343,394     15,748,839
                                                                -----------    -----------    -----------    -----------

          Operating income                                        3,083,860      1,793,737      5,839,612      3,875,631
                                                                -----------    -----------    -----------    -----------

Other income (expense):
     Investment income                                               82,539        143,259        185,656        234,629
     Interest expense                                              (163,272)       (64,607)      (265,188)      (201,122)
                                                                -----------    -----------    -----------    -----------
                                                                    (80,733)        78,652        (79,532)        33,507
                                                                -----------    -----------    -----------    -----------

          Income before income taxes                              3,003,127      1,872,389      5,760,080      3,909,138

Provision for income taxes                                        1,051,000        636,500      2,016,000      1,329,000
                                                                -----------    -----------    -----------    -----------

          Net income                                           $  1,952,127   $  1,235,889   $  3,744,080   $  2,580,138
                                                                ===========    ===========    ===========    ===========


Earnings per common share - Basic                                  $.37           $.25           $.71           $.55
                                                                    ===            ===            ===            ===

     Basic weighted average shares                                5,290,225      4,891,147      5,281,957      4,714,046
                                                                  =========      =========      =========      =========

Earnings per common share -Diluted                                 $.34           $.22           $.67           $.48
                                                                    ===            ===            ===            ===

     Diluted weighted average shares                              5,696,776      5,570,434      5,614,895      5,399,922
                                                                  =========      =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Twenty-six weeks ended
                                                                     January 31,       February 1,
                                                                        1999              1998
                                                                    ------------      ------------
Cash flows from operating activities:
      Net income                                                  $    3,744,080    $    3,308,726
                                                                    ------------      ------------
      Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
          Depreciation and amortization                                1,325,890           890,891
          Loss on disposal of equipment                                    7,841           -
          Equity in income of limited partnership                        (47,059)          (65,819)
          Minority interest in earnings of consolidated
              subsidiary                                                   1,044           -
          (Increase) in deferred tax assets                             (316,326)          -
          Increase in deferred tax liabilities                           952,425           182,207
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                 652,731          (582,525)
              Decrease in notes receivable-officers                      -               2,100,913
              (Increase) in costs incurred and income recognized
                 in excess of billings on uncompleted contracts       (2,395,591)          -
              (Increase) decrease in other receivables                    30,883          (159,231)
              Decrease in prepaid income taxes                           377,448           -
              (Increase) decrease in inventories                       1,431,491        (1,949,084)
              (Increase) decrease in deferred taxes and other              5,418          (170,896)
              (Decrease) in accounts payable and accrued expenses     (1,477,930)         (342,771)
              (Decrease) in income taxes payable                        (109,858)          -
              (Decrease) in reserve for contract losses                  (59,080)          -
              (Decrease) in advance payments on contracts               (878,729)         (166,809)
              Other, net                                                  63,521           101,187
                                                                    ------------      ------------
                  Total adjustments                                     (435,881)         (161,937)
                                                                    ------------      ------------

          Net cash provided by operating activities                    3,308,199         3,146,789
                                                                    ------------      ------------

Cash flows from investing activities:
      Acquisition of business, net of cash acquired                  (20,101,475)          -
      Proceeds from sale of equipment                                      1,250           -
      Capital expenditures                                              (990,869)         (623,638)
                                                                    ------------      ------------
          Net cash used in investing activities                      (21,091,094)         (623,638)
                                                                    ------------      ------------

Cash flows from financing activities:
      Net proceeds from public offering of common stock                  -               7,511,202
      Borrowings under bank line of credit                            19,400,000         1,200,000
      Proceeds from exercise of stock options and warrants               398,201            99,266
      Payments under lines of credit                                  (8,900,000)       (1,200,000)
      Payments of long-term debt                                        (309,370)       (1,059,866)
      Purchase of treasury stock                                      (1,583,700)          -
                                                                    ------------      ------------
          Net cash provided by financing activities                    9,005,131         6,550,602
                                                                    ------------      ------------

          Net (decrease) increase in cash and cash equivalents        (8,777,764)        9,073,753

Cash and cash equivalents at beginning of period                      10,689,193         1,194,650
                                                                    ------------      ------------

Cash and cash equivalents at end of period                        $    1,911,429    $   10,268,403
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

2. Inventories at January 31, 1999 and August 2,1998 are summarized as follows:

                                               January 31, 1999   August 2,1998
                                               ----------------   -------------
       Purchased parts and raw materials        $  9,498,918      $  7,377,882
       Work in process                             8,585,331         7,303,533
       Finished products                           1,093,957           387,203
                                                  ----------        ----------
                                                $ 19,178,206      $ 15,068,618
                                                  ==========        ==========

3. In February 1999, the Company entered into a new loan agreement with a bank that provides for a revolving loan in the aggregate principal amount of $20,000,000 which may be used for general corporate purposes, including business acquisitions, and a mortgage loan in the amount of $2,915,000. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2001. Interest is set biweekly at 1.65% over the FOMC Target Rate (an aggregate rate of 6.4% at January 31, 1999). The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At January 31, 1999, stand-by letters of credit aggregating $1,309,438 were outstanding under this facility.

     The mortgage loan is for a term of ten years with monthly installments of $23,359, including interest at a fixed rate of 7.43%, based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building at 10 Industry Drive, Lancaster, Pennsylvania. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600. The prepayment premium will be treated as an extraordinary loss in the quarter ended May 2, 1999.

     The agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on other borrowings.

4. As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an estimated aggregate purchase price of approximately $24,556,000. The estimated purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and estimated transaction expenses. The warrant is exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

     The aggregate estimated purchase price is calculated as follows (in thousands, except share and per share data):

        365,600 shares previously acquired in the open market        $  6,273
        848,675 shares at $18.00 per share                             15,276
        118,000 stock options at $18.00 per share,
           net of exercise price                                        1,279
        966,675 Warrants at $1.50                                       1,450
        Estimated transaction expenses                                    278
                                                                       ------
        Estimated purchase price                                     $ 24,556
                                                                       ======

     General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of General Microwave at January 31, 1999, and the consolidated statements of income include the results of General Microwave operations from January 4, 1999. The allocation of the purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998, unaudited consolidated net sales, net income, and earnings per share for the thirteen and twenty-six weeks ended February 1, 1998 would have been approximately $15,272,000, $2,170,000, and $0.39, and approximately $30,467,000, $3,452,000, and $0.64, respectively; and for the twenty-six weeks ended January 31, 1999 would have been approximately $35,496,000, $3,490,000, and $.62, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1998.


5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                      Thirteen weeks ended
                                                   January 31,     February 1,
                                                      1999            1998
                                                   -----------     -----------
     Numerator:
        Net Income                                $ 1,952,127     $ 1,235,889
                                                    =========       =========
     Denominator:
        Basic weighted-average shares               5,290,225       4,891,147
         Effect of dilutive securities:
           Employee stock options and warrants        406,551         679,287
                                                    ---------       ---------
        Diluted weighted-average shares             5,696,776       5,570,434
                                                    =========       =========

     Earnings per common share - Basic                  $ .37           $ .25
                                                          ===             ===

     Earnings per common share - Diluted                $ .34           $ .22
                                                          ===             ===

     Options and warrants to purchase 2,582,342 shares of common stock, with exercise prices ranging from $12.19 to $16.46 were outstanding during the second quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through August 14, 2008, were still outstanding as of January 31, 1999. Options and warrants to purchase 1,407,833 shares of common stock, with exercise prices ranging from $13.69 to $14.40 were outstanding during the second quarter of fiscal 1998 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

                                                     Twenty-six weeks ended
                                                   January 31,     February 1,
                                                      1999            1998
                                                   -----------     -----------
     Numerator:
        Net Income                                $  3,744,080    $  2,580,138
                                                     =========       =========
     Denominator:
        Basic weighted-average shares                5,281,957       4,714,046
           Effect of dilutive securities:
              Employee stock options and warrants      332,938         685,876
                                                     ---------       ---------
        Diluted weighted-average shares              5,614,895       5,399,922
                                                     =========       =========

     Earnings per common share - Basic                   $ .71           $ .55
                                                           ===             ===

     Earnings per common share - Diluted                 $ .67           $ .48
                                                           ===             ===

     Options and warrants to purchase 2,630,175 shares of common stock, with exercise prices ranging from $10.81 to $16.46 were outstanding during the first six months of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through August 14, 2008, were still outstanding as of January 31, 1999. Options and warrants to purchase 1,409,667 shares of common stock, with exercise prices ranging from $13.69 to $14.40 were outstanding during the first six months of fiscal 1998 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

6.   Supplemental cash flow information is as follows:

                                              January 31, 1999  February 1, 1998
                                              ----------------  ----------------
       Cash paid during the period for:
           Interest                             $   198,100         $ 196,418
           Income Taxes                           1,206,058           978,830
       Cashless exercise of stock options           228,353           -
       Warrants issued for business acquired      1,450,000           -
       Tax benefit related to stock options         210,000           -

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

Results of Operations
---------------------
Thirteen weeks ended January 31, 1999 and February 1, 1998
----------------------------------------------------------
Net sales for the 13 weeks ended January 31, 1999 were approximately $14,532,000 compared to $9,051,000 in the second quarter of fiscal 1998. The sales increase of $5,481,000 (60.6%) is primarily attributable to increased volume in flight instrumentation products of $2,450,000 and $1,017,000 in microwave products, and revenue generated by General Microwave of $2,014,000.

Gross profit margin of 38.6% for the 13 weeks ended January 31, 1999 was 6.2 percentage points lower than the second quarter in the prior year of 44.8% due to lower margins on microwave components and certain foreign contracts, as well as lower than the Company's historical margins from the General Microwave revenues

Selling and administrative expenses for the 13 weeks ended January 31, 1999 are unchanged in absolute dollars as compared to the second quarter of fiscal 1998, however, as a percentage of revenue decreased from 25% in 1998 to 17.4% in 1999 primarily due to increased sales volume with no significant increase in overhead expenses. Included in 1999 are selling and administrative expenses of General Microwave of $437,000.

Investment income declined $61,000 from the prior year due to a decrease in investments, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition contributed to an increase in interest expense of $99,000.

Twenty-six weeks ended January 31, 1999 and February 1, 1998
------------------------------------------------------------
Net sales for the twenty-six weeks ended January 31, 1999 were approximately $26,183,000 compared to $19,624,000 in the comparable prior year period. The sales increase of $6,559,000 (33.4%) is primarily attributable to increased volume in flight instrumentation products of $3,449,000 and $1,096,000 in microwave products, and revenue generated by General Microwave of $2,014,000.

Gross profit margin for the twenty-six weeks ended January 31, 1999 was 40.1%as compared to 41.5% in fiscal 1998. The decline in margin of 1.4% is due primarily to lower margins on microwave components and certain foreign contracts.

Selling and administrative expenses for the twenty-six weeks ended January 31, 1999 were $4,652,000 compared to $4,262,000 in the first six months of fiscal 1998, an increase of $390,000. The increase is primarily attributable to the General Microwave acquisition.

Investment income declined $49,000 from the prior year due to a decrease in investments, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition resulted in a net increase in interest expense of $64,000.

Business Acquisition
--------------------
As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an estimated aggregate purchase price of approximately $24,556,000. The estimated purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and estimated transaction expenses. The warrant is exercisable at $15.60 per share of common stock of the Company and expire in January 2002.


The aggregate estimated purchase price is calculated as follows (in thousands, except share and per share data):

     365,600 shares previously acquired in the open market     $  6,273
     848,675 shares at $18.00 per share                          15,276
     118,000 stock options at $18.00 per share,
        net of exercise price                                     1,279
     966,675 Warrants at $1.50                                    1,450
     Estimated transaction expenses                                 278
                                                                 ------
     Estimated purchase price                                   $24,556
                                                                 ======

General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of General Microwave at January 31, 1999, and the consolidated statements of income include the results of General Microwave operations from January 4, 1999. The allocation of the purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.


On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998, unaudited consolidated net sales, net income, and earnings per share for the thirteen and twenty-six weeks ended February 1, 1998 would have been approximately $15,272,000, $2,170,000, and $0.39, and approximately $30,467,000, $3,452,000, and $0.64 respectively; and for the twenty-six weeks ended January 31, 1999 would have been approximately $35,496,000, $3,490,000, and $.62, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1998.

Liquidity and Capital Resources
-------------------------------
As of January 31, 1999 and August 2, 1998, working capital was approximately $26,554,000 and $26,593,000, respectively, and the ratio of current assets to current liabilities was 3.26 to 1 and 3.70 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,180,000 at January 31, 1999, and $1,825,000 at August 2, 1998.

Net cash provided by operations during the period was approximately $3,308,000.

Net cash used in investing activities consists of the acquisition of General Microwave Corporation, in part for cash of approximately $20,101,000 as discussed above under "Business Acquisition"; and $991,000 for capital expenditures.

The Company maintains a revolving credit facility with a bank for an aggregate of $20,000,000, as amended in February 1999, which expires January 31, 2001. As of January 31, 1999 and August 2, 1998, the Company had borrowings outstanding of $12,000,000 and $1,500,000, respectively.

During the period ended January 31, 1999, the Company received net proceeds of approximately $398,000 from the exercise of common stock options and warrants by employees and acquired 156,400 shares of treasury stock through open market purchases at a cost of $1,469,000. The Company also acquired 25,091 shares of common stock valued at $343,053 in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price, and related tax obligations of $114,700. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. All such treasury shares have been retired.

At January 31, 1999, the Company had cash and cash equivalents of approximately $1,911,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities. The Company is currently negotiating the sale of General Microwave's property in Amityville, New York with the intentions of relocating the plant to nearby leased facilities. Proceeds from the sale would be used to reduce outstanding bank debt.

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

For its information technology, the Company currently utilizes a Hewlett Packard HP3000-based computing environment. The HP3000 hardware is in compliance with Year 2000 requirements. The Company's financial, manufacturing, and other software applications related to the HP3000 were updated to comply with Year 2000 requirements during the fiscal year ended August 2, 1998 at a cost of approximately $350,000. Certain modules have been fully tested, with the remaining modules to be tested by the end of fiscal 1999. In addition, the Company utilizes a wide area network ("WAN") to connect its operating facilities to the HP3000. The WAN has been updated to comply with Year 2000 requirements. A local area network ("LAN") is used to supplement the HP3000 environment and has also been upgraded and is fully Year 2000 compliant. The financial and operational systems of General Microwave have also been reviewed and tested and are in compliance with Year 2000 requirements.

The Company is also reviewing its utility systems (heat, light, phones, liquid nitrogen, etc.) for the impact of Year 2000, as well as determining the state of readiness of its material suppliers and test equipment manufacturers. The
Company has mailed a questionnaire to its significant suppliers and test equipment manufacturers regarding their compliance and attempts to identify any problem areas with respect to their systems and equipment. This process will be ongoing and the Company's efforts with respect to specific problems identified, and future costs associated with them, will depend in part upon its assessment of the risk that any such problems may cause a disruption in manufacturing or other problem which the Company believes would have a material adverse impact on its operations. However, the Company cannot control the conduct of its suppliers. Therefore, there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the process described above. The Company has developed multiple sources for a substantial portion of its raw material requirements and, therefore, does not believe there would be a significant disruption in supply.

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

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a) The Registrant held its Annual Meeting of Stockholders on January 26, 1999.

     (b) Three directors were elected at the Annual Meeting of Stockholders as follows:

          Class II - To serve until the Annual Meeting of Stockholders in 2001 or until their successors are chosen and qualified:

          Name                              Votes For    Votes Withheld
          --------------------------        ---------    --------------
          Dr. Alvin M. Silver               4,285,114         6,832
          John A. Thonet                    4,287,247         4,699
          Myron Levy                        4,287,247         4,699

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

          (a) During the quarter for which this report is filed, the Registrant filed the following reports under Form 8-K:

                 The Company filed Reports on Form 8-K on January 20, 1999 as amended by Form 8-K/A on March 4, 1999 in connection with the acquisition of General Microwave Corporation.

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


DATE: March 16, 1999