Form 10-Q
period 1999-05-02
HERLEY INDUSTRIES INC /NEW
filed 1999-06-09
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: May 2, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ................. to ..................

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
                                                                 --------------

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

As of June 7, 1999 - 5,172,078 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                       PAGE
                                                                          ----
Item 1  - Financial Statements:

    Consolidated Balance Sheets  -
         May 2, 1999 and August 2, 1998                                      2

    Consolidated Statements of Income  -
         For the thirteen and thirty-nine weeks ended
         May 2, 1999 and May 3, 1998                                         3

    Consolidated Statements of Cash Flows -
         For the thirteen and thirty-nine weeks ended
         May 2, 1999 and May 3, 1998                                         4

    Notes to Consolidated Financial Statements                               5

Item 2  - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

Item 3  -Quantitative and Qualitative Disclosures About Market Risk         11

PART II -OTHER   INFORMATION                                                12

         Signatures                                                         13

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                May 2,       August 2,
                                                                 1999          1998
                                                              ----------    ----------
                                                               Unaudited      Audited
                         ASSETS
Current Assets:
        Cash and cash equivalents                            $ 1,767,963   $10,689,193
        Accounts receivable                                   10,090,609     6,193,947
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts                5,002,326     1,665,008
        Other receivables                                        213,771       248,298
        Prepaid income taxes                                         -         377,448
        Inventories                                           19,527,990    15,068,618
        Deferred taxes and other                               3,189,267     2,194,004
                                                              ----------    ----------
                                Total Current Assets          39,791,926    36,436,516
Property, Plant and Equipment, net                            22,234,698    12,549,343
Intangibles, net of amortization of $1,935,725 at
         May 2, 1999 and $1,524,393 at August 2, 1998         13,380,794     6,080,218
Available-for-sale Securities                                    143,330       143,330
Other Investments                                                927,119       849,324
Other Assets                                                   1,322,732     1,493,798
                                                              ----------    ----------
                                                             $77,800,599   $57,552,529
                                                              ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                    $   767,557   $   404,984
        Accounts payable and accrued expenses                  8,657,049     6,468,183
        Income taxes payable                                   1,027,697         -
        Reserve for contract losses                            1,086,048     1,145,128
        Advance payments on contracts                            773,729     1,824,746
                                                              ----------    ----------
                                Total Current Liabilities     12,312,080     9,843,041
Long-term Debt                                                13,613,170     4,110,885
Deferred Income Taxes                                          6,228,493     3,158,353
Minority Interest                                                 64,136         -
                                                              ----------    ----------
                                                              32,217,879    17,112,279
                                                              ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          5,171,878 at May 2, 1999
          and 5,266,159 at August 2, 1998                        517,188       526,616
        Additional paid-in capital                            19,864,714    20,323,895
        Retained earnings                                     25,200,818    19,589,739
                                                              ----------    ----------
                                Total Shareholders' Equity    45,582,720    40,440,250
                                                              ----------    ----------
                                                             $77,800,599   $57,552,529
                                                              ==========    ==========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Thirteen weeks ended          Thirty-nine weeks ended
                                                    --------------------          -----------------------
                                                   May 2,          May 3,          May 2,          May 3,
                                                    1999            1998            1999            1998
                                                 ----------      ----------      ----------      ----------

Net sales                                      $ 17,467,640    $ 10,008,148    $ 43,650,646    $ 29,632,618
                                                 ----------      ----------      ----------      ----------

Cost and expenses:
     Cost of products sold                       10,661,290       5,861,938      26,352,854      17,348,367
     Selling and administrative expenses          3,553,443       2,040,055       8,205,273       6,302,465
                                                                                               ------------
                                                 ----------      ----------      ----------      ----------
                                                 14,214,733       7,901,993      34,558,127      23,650,832
                                                 ----------      ----------      ----------      ----------

          Operating income                        3,252,907       2,106,155       9,092,519       5,981,786
                                                 ----------      ----------      ----------      ----------

Other income (expense):
     Investment income                               62,748         171,599         248,404         406,228
     Interest expense                              (248,830)       (120,924)       (514,018)       (322,046)
                                                                                               ------------
                                                 ----------      ----------      ----------      ----------
                                                   (186,082)         50,675        (265,614)         84,182
                                                 ----------      ----------      ----------      ----------

          Income before income taxes and
             extraordinary item                   3,066,825       2,156,830       8,826,905       6,065,968
Provision for income taxes                        1,073,000         734,000       3,089,000       2,063,000
                                                 ----------      ----------      ----------      ----------
          Income before extraordinary item        1,993,825       1,422,830       5,737,905       4,002,968
Extraordinary item - loss on extinguishment
     of debt (net of income tax benefit
     of $ 68,000)                                   126,826             -           126,826             -
                                                 ----------      ----------      ----------      ----------

          Net income                           $  1,866,999    $  1,422,830    $  5,611,079    $  4,002,968
                                                 ==========      ==========      ==========      ==========

Earnings per common share - Basic
     Earnings before extraordinary item            $.38           $.27              $1.09            $.82
     Extraordinary loss on extinguishment
          of debt                                   .02             -                 .02              -
                                                    ---            ---               ----             ---
     Net earnings per common share - Basic         $.36           $.27              $1.07            $.82
                                                    ===            ===               ====             ===

     Basic weighted average shares                5,185,761       5,200,310       5,249,936       4,876,134
                                                 ==========      ==========      ==========      ==========

Earnings per common share - Diluted
     Earnings before extraordinary item            $.35           $.24              $1.02            $.72
     Extraordinary loss on extinguishment
          of debt                                   .02             -                 .02              -
                                                    ---            ---               ----             ---
     Net earnings per common share - Diluted       $.33           $.24              $1.00            $.72
                                                    ===            ===               ====             ===

     Diluted weighted average shares              5,623,513       5,886,003       5,621,622       5,564,347
                                                 ==========      ==========      ==========      ==========


     The accompanying notes are an integral part of these financial statements.


                           HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Thirty-nine weeks ended
                                                                       -----------------------
                                                                        May 2,          May 3,
                                                                         1999            1998
                                                                     -----------     -----------
Cash flows from operating activities:
      Net income                                                    $  5,611,079    $  4,002,968
                                                                     -----------     -----------
      Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
          Depreciation and amortization                                2,293,323       1,347,259
          Loss on disposal of equipment                                    7,841           -
          Extraordinary loss on extinguishment of debt,
              net of income taxes                                        126,826           -
          Equity in income of limited partnership                        (77,795)        (96,606)
          Minority interest in earnings of consolidated
              subsidiary                                                   5,917           -
          (Increase) in deferred tax assets                                -               -
          Increase in deferred tax liabilities                           933,145         556,207
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                 226,912        (879,111)
              Decrease in notes receivable-officers                        -           2,100,913
              (Increase) in costs incurred and income recognized
                 in excess of billings on uncompleted contracts       (3,337,318)     (1,338,184)
              (Increase) decrease in other receivables                    34,527         (29,064)
              Decrease in prepaid income taxes                           377,448           -
              (Increase) decrease in inventories                       1,081,707      (3,628,518)
              (Increase) decrease in deferred taxes and other            104,207        (181,361)
              (Decrease) in accounts payable and accrued expenses       (903,687)        971,311
              Increase (decrease) in income taxes payable                569,738         553,261
              (Decrease) in reserve for contract losses                  (59,080)        500,000
              (Decrease) in advance payments on contracts             (1,284,915)       (587,832)
              Other, net                                                  40,147         113,206
                                                                     -----------     -----------
                  Total adjustments                                      138,943        (598,519)
                                                                     -----------     -----------

          Net cash provided by operating activities                    5,750,022       3,404,449
                                                                     -----------     -----------

Cash flows from investing activities:
      Acquisition of business, net of cash acquired                  (20,101,475)          -
      Proceeds from sale of equipment                                      1,250           1,100
      Capital expenditures                                            (1,275,665)     (1,284,093)
                                                                     -----------     -----------
          Net cash used in investing activities                      (21,375,890)     (1,282,993)
                                                                     -----------     -----------

Cash flows from financing activities:
      Net proceeds from public offering of common stock                    -           7,462,284
      Borrowings under bank line of credit                            24,500,000       3,950,000
      Proceeds from refinance of mortgage note                         2,915,000           -
      Proceeds from exercise of stock options and warrants               399,494         503,458
      Payments under lines of credit                                 (15,450,000)     (1,450,000)
      Payments of long-term debt                                        (336,153)     (1,913,893)
      Extinguishment of debt                                          (3,005,600)          -
      Purchase of treasury stock                                      (2,318,103)     (1,110,359)
                                                                     -----------     -----------
          Net cash provided by financing activities                    6,704,638       7,441,490
                                                                     -----------     -----------

          Net (decrease) increase in cash and cash equivalents        (8,921,230)      9,562,946

Cash and cash equivalents at beginning of period                      10,689,193       1,194,650
                                                                     -----------     -----------

Cash and cash equivalents at end of period                          $  1,767,963    $ 10,757,596
                                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

Herley Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)

1. The consolidated financial statements include the accounts of Herley Industries, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

2.  Inventories at May 2, 1999 and August 2,1998 are summarized as follows:

                                                May 2, 1999     August 2,1998
                                                -----------     -------------
        Purchased parts and raw materials       $ 9,726,251     $  7,377,882
        Work in process                           8,676,200        7,303,533
        Finished products                         1,125,539          387,203
                                                 ----------       ----------
                                                $19,527,990     $ 15,068,618
                                                 ==========       ==========

3. In February 1999, the Company entered into a new loan agreement with a bank that provides for a revolving loan in the aggregate principal amount of
    $20,000,000 which may be used for general corporate purposes, including business acquisitions, and a mortgage loan in the amount of $2,915,000. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2001. Interest is set biweekly at 1.65% over the FOMC Target Rate (an aggregate rate of 6.4% at May 2, 1999). As of May 2, 1999 and August 2, 1998, the Company had borrowings outstanding of $10,550,000 and $1,500,000, respectively. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At May 2, 1999, stand-by letters of credit aggregating $1,405,638 were outstanding under this facility.

    The mortgage loan is for a term of ten years with monthly installments of $23,359, including interest at a fixed rate of 7.43%, based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600. The prepayment premium and unamortized debt expenses of $79,226 are reflected as an extraordinary loss of $126,826 in the quarter ended May 2, 1999 (net of an income tax benefit of $68,000).

    The loan agreement contains various financial covenants, including, among other matters, the maintenance of working capital, tangible net worth, and restrictions on other borrowings.

4. As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. The purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

    The aggregate purchase price is calculated as follows (in thousands, except share and per share data):

          365,600 shares previously acquired in the open market  $ 6,273
          848,675 shares at $18.00 per share                      15,276
          118,000 stock options at $18.00 per share,
             net of exercise price                                 1,279
          966,675 Warrants at $1.50                                1,450
          Transaction expenses                                       278
                                                                  ------
          Purchase price                                         $24,556
                                                                  ======

    The cash portions of the acquisition were financed through available cash equivalents and borrowings under the Company's line of credit.

    General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The
    transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of General Microwave at May 2, 1999, and the consolidated statements of income include the results of General Microwave operations from January 4, 1999. The allocation of the purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

    The Company is currently negotiating the sale of General Microwave's property in Amityville, New York with the intentions of relocating the plant to nearby leased facilities. The Company plans to use the net proceeds of approximately $4,100,000, which approximates the net carrying value, from the sale to reduce outstanding bank debt.

    On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998, unaudited consolidated net sales, net income, and earnings per share for the thirteen and thirty-nine weeks ended May 3, 1998 would have been approximately $15,934,000, $1,582,000, and $0.27, and $46,401,000, $5,034,000, and $0.90,
    respectively; and for the thirty-nine weeks ended May 2, 1999 would have been approximately $52,964,000, $5,357,000, and $.95, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1998.

5.  Supplemental cash flow information is as follows:

                                                 May 2, 1999     May 3, 1998
                                                 -----------     -----------
        Cash paid during the period for:
            Interest                             $  496,922     $  220,673
            Income Taxes                          1,271,058        980,630
        Cashless exercise of stock options          228,353         54,250
        Warrants issued for business acquired     1,450,000        -
        Tax benefit related to stock options        210,000      1,195,721

6. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                       Thirteen weeks ended
                                                       --------------------
                                                    May 2, 1999     May 3, 1998
                                                    -----------     -----------
    Numerator:
       Net Income                                   $ 1,866,999     $ 1,422,830
                                                      =========       =========
    Denominator:
       Basic weighted-average shares                  5,185,761      5,200,310
          Effect of dilutive securities:
             Employee stock options and warrants        437,752        685,693
                                                      ---------      ---------
       Diluted weighted-average shares                5,623,513      5,886,003
                                                      =========      =========

    Earnings per common share - Basic                    $ .36           $ .27
                                                           ===             ===

    Earnings per common share - Diluted                  $ .33           $ .24
                                                           ===             ===

    Options and warrants to purchase 2,543,703 shares of common stock, with exercise prices ranging from $13.15 to $16.46 were outstanding during the third quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period. The options and warrants, which expire at various dates through August 14, 2008, were still outstanding as of May 2, 1999. Options and warrants to purchase 1,425,278 shares of common stock, with exercise prices ranging from $13.69 to $14.40 were outstanding during the third quarter of fiscal 1998 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period.

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                    May 2, 1999     May 3, 1998
                                                    -----------     -----------
    Numerator:
       Net Income                                   $ 5,611,079     $ 4,002,968
                                                      =========       =========
    Denominator:
       Basic weighted-average shares                  5,249,936      4,876,134
          Effect of dilutive securities:
             Employee stock options and warrants        371,686        688,213
                                                      ---------      ---------
       Diluted weighted-average shares                5,621,622      5,564,347
                                                      =========      =========

    Earnings per common share - Basic                   $ 1.07           $ .82
                                                          ====             ===

    Earnings per common share - Diluted                 $ 1.00           $ .72
                                                          ====             ===

    Options and warrants to purchase 2,617,119 shares of common stock, with exercise prices ranging from $11.44 to $16.46 were outstanding during the first nine months of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period. The options and warrants, which expire at various dates through August 14, 2008, were still outstanding as of May 2, 1999. Options and warrants to purchase 1,425,278 shares of common stock, with exercise prices ranging from $13.69 to $14.40 were outstanding during the first nine months of fiscal 1998 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period.

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

Results of Operations
---------------------

Thirteen weeks ended May 2, 1999 and May 3, 1998
------------------------------------------------

Net sales for the thirteen weeks ended May 2, 1999 were approximately $17,468,000 compared to $10,008,000 in the third quarter of fiscal 1998. The sales increase of $7,460,000 (74.5%) is primarily attributable to revenue generated by General Microwave of $6,702,000, and the balance to increased volume in flight instrumentation and microwave products.

Gross profit margin of 39.0% for the thirteen weeks ended May 2, 1999 was lower than the third quarter in the prior year of 41.4%. The net change reflects lower margins generated from the added General Microwave revenues, partially offset by the higher margins in flight instrumentation products.

Selling and administrative expenses for the thirteen weeks ended May 2, 1999 are up by $1,513,000 as compared to the third quarter of fiscal 1998, however, as a percentage of revenue are unchanged. Included in 1999 are selling and administrative expenses of General Microwave of $1,443,000.

Investment income declined $109,000 from the prior year due to a decrease in investments, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition contributed to an increase in interest expense of $128,000.

Thirty-nine weeks ended May 2, 1999 and May 3, 1998
---------------------------------------------------

Net sales for the thirty-nine weeks ended May 2, 1999 were approximately $43,651,000 compared to $29,633,000 in the comparable prior year period. The sales increase of $14,018,000 (47.3%) is primarily attributable to revenue generated by General Microwave of $8,716,000, as well as increased volume in flight instrumentation products of $3,911,000 and $1,391,000 in microwave products.

Gross profit margin for the thirty-nine weeks ended May 2, 1999 was 39.6% as compared to 41.5% in fiscal 1998. The decline in margin of 1.9% is due primarily to lower margins on microwave components, as well as lower margins generated from the added General Microwave revenues.

Selling and administrative expenses for the thirty-nine weeks ended May 2, 1999 were $8,205,000 compared to $6,302,000 in the nine months of fiscal 1998, an increase of $1,903,000. The increase is primarily attributable to the General Microwave acquisition. As a percentage of revenues, expenses declined from 21.3% in 1998 to 18.8% in 1999.

Investment income declined $158,000 from the prior year due to a decrease in investments, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition resulted in a net increase in interest expense of $192,000.

Business Acquisition
--------------------

As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corp., a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. The purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

The aggregate estimated purchase price is calculated as follows (in thousands, except share and per share data):

     365,600 shares previously acquired in the open market     $ 6,273
     848,675 shares at $18.00 per share                         15,276
     118,000 stock options at $18.00 per share,
        net of exercise price                                    1,279
     966,675 Warrants at $1.50                                   1,450
     Transaction expenses                                          278
                                                                ------
     Purchase price                                            $24,556
                                                                ======

The cash portions of the acquisition were financed through available cash equivalents and borrowings under the Company's line of credit.

General Microwave designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of General Microwave at May 2, 1999, and the consolidated statements of income include the results of General Microwave operations from January 4, 1999. The allocation of the purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be make during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998, unaudited consolidated net sales, net income, and earnings per share for the thirteen and thirty-nine weeks ended May 3, 1998 would have been approximately $15,934,000, $1,582,000, and $0.27, and $46,401,000, $5,034,000, and $0.90 respectively; and
for the thirty-nine weeks ended May 2, 1999 would have been approximately $35,496,000, $3,490,000, and $.62, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

As of May 2, 1999 and August 2, 1998, working capital was approximately $27,480,000 and $26,593,000, respectively, and the ratio of current assets to current liabilities was 3.23 to 1 and 3.70 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $774,000 at May 2, 1999, and $1,825,000 at August 2, 1998.

Net cash provided by operations during the period was approximately $5,750,000.

Net cash used in investing activities consists of the acquisition of General Microwave Corporation, in part for cash of approximately $20,101,000 as discussed above under "Business Acquisition"; and $1,276,000 for capital expenditures.

Net cash provided by financing activities was approximately $6,705,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $20,000,000, as amended in February 1999, which expires January 31, 2001. Net borrowings for the period were $9,050,000 which was used to partially finance the acquisition of General Microwave. As of May 2, 1999 and August 2, 1998, the Company had borrowings outstanding of $10,550,000 and $1,500,000, respectively.

In February 1999, the Company prepaid the existing mortgage on its facilities in Lancaster, PA at a premium of $115,600. The mortgage which was at an annual interest rate of 10.4% had an outstanding balance of $2,890,000. The new mortgage of $2,915,000 is for a term of ten years with monthly installments of $23,359, including interest at a fixed rate of 7.43%, based on a twenty year amortization.

During the period ended May 2, 1999, the Company received net proceeds of approximately $400,000 from the exercise of common stock options and warrants by employees and acquired 188,350 shares of treasury stock through open market purchases at a cost of $2,203,000. The Company also acquired 25,091 shares of common stock valued at $343,053 in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price, and related tax obligations of $114,700. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. All such treasury shares have been retired.

At May 2, 1999, the Company had cash and cash equivalents of approximately $1,768,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities. In May 1999, the Company completed, shipped and billed a contract in the amount of $4,773,000, net of commissions. Upon collection of this receivable, the Company intends to pay down its bank debt. In addition, the Company is currently negotiating the sale of General Microwave's property in Amityville, New York with the intentions of relocating the plant to nearby leased facilities. The Company also plans to use the net proceeds of approximately $4,100,000 from the sale to reduce outstanding bank debt.

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

For its information technology, the Company currently utilizes a Hewlett Packard HP3000-based computing environment. The HP3000 hardware is in compliance with Year 2000 requirements. The Company's financial, manufacturing, and other software applications related to the HP3000 were updated to comply with Year 2000 requirements during the fiscal year ended August 2, 1998 at a cost of approximately $350,000. All modules have been fully tested and are compliant. In addition, the Company utilizes a wide area network ("WAN") to connect its operating facilities to the HP3000. The WAN has been updated to comply with Year 2000 requirements. A local area network ("LAN") is used to supplement the HP3000 environment and has also been upgraded and is fully Year 2000 compliant. The financial and operational systems of General Microwave have also been reviewed and tested and are in compliance with Year 2000 requirements.

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


DATE: June 9, 1999