Form 10-K405
period 1999-08-01
HERLEY INDUSTRIES INC /NEW
filed 1999-10-27
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 1, 1999

                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ...............to ...............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                 23-2413500
    --------------------------------                    --------------------
    State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization                     Identification No.)

    10 Industry Drive, Lancaster, Pennsylvania                  17603
    ------------------------------------------                ----------
    (Address of Principal Executive Offices )                 (Zip Code)

    Registrant's telephone number, including area code:     (717) 397-2777
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                       Name of Exchange on which registered
 -------------------                       ------------------------------------
        None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of $14.375 as of October 11, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $53,514,761.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 11, 1999 was 4,571,661.

Documents incorporated by reference:

Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                          Page
PART I                                                                    ----
   Item 1     Business                                                      1
   Item 2     Properties                                                    9
   Item 3     Legal Proceedings                                             9
   Item 4     Submission of Matters to a Vote of Security Holders           9

PART II
   Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       10
   Item 6     Selected Financial Data                                      10
   Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk   16
   Item 8     Financial Statements and Supplementary Data                  17
   Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       17
PART III
   Item 10    Directors and Executive Officers of the Registrant           17
   Item 11    Executive Compensation                                       17
   Item 12    Security Ownership of Certain Beneficial
                 Owners and Management                                     17
   Item 13    Certain Relationships and Related Transactions               17

PART IV
   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8K                                                   18

SIGNATURES                                                                 19

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

Item 1.  Business

Herley Industries, Inc., a Delaware corporation, ("Herley" or the "Company") is engaged in the design, development, and manufacture of flight instrumentation components and systems, and microwave products sold primarily to the U.S. government, foreign governments, and aerospace companies.

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

Herley is also engaged in the design, development, manufacture and marketing of microwave devices and electronic systems, equipment and components. A substantial portion of the Company's microwave products are sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry, including in connection with the radar and defense electronic systems on tactical fighter aircraft; as well as being used in the Company's flight instrumentation systems and products. The Company also sells these components and equipment for use in the industrial sector as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures, airborne and shipboard navigation and communications, radar systems, missile guidance systems, automatic test equipment, and satellite communications.

The Company has grown internally and through six strategic acquisitions. As a result, the Company has evolved from a components manufacturer to a systems and service provider and has leveraged its technical capabilities and expertise into domestic commercial and foreign defense markets.

Since its inception in 1965, the Company has designed and manufactured microwave devices for use in various tactical military programs. In June 1986, the Company acquired a small engineering company, Mission Design,

Inc., engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. ("MDI") of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June 1993, the Company acquired Vega Precision Laboratories, Inc. of Vienna, Virginia, a manufacturer of flight instrumentation products. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command & Control (MAGIC2) systems. In July 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems. In August 1997, the Company acquired Metraplex Corporation ("Metraplex") of Frederick, Maryland, which has enabled the Company to enter the airborne PCM and FM telemetry and data acquisition systems market. As of January 4, 1999, the Company acquired all of the issued and outstanding common stock of General Microwave Corporation ("GMC") expanding its offering of microwave components and electronic systems, and its customer base in the industrial sector as well as in the commercial telecommunications industries.

Products - Space and Communications

                Command and Control Systems (C2)

For over thirty years, the Company has been manufacturing products in the radar enhancement field. The Company's command and control systems have been used to fly remotely a large variety of unmanned aerial vehicles, typically aircraft used as target drones or Remotely Piloted Vehicles ("RPVs") and some surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges.

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

In recent years, teaming arrangements between prime military contractors and the Company have increased. Large companies bidding on major programs seek to align themselves with parts and systems manufacturers such as the Company for economic reasons as well as for the technical expertise afforded by such alliances. Teaming arrangements with Tracor Corporation and Northrop Grumman Corporation have resulted in awards to the Company for command and control systems in Australia and Singapore, and the Company is presently negotiating additional teaming arrangements.

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

The Company's 1997 acquisition of Metraplex allows the Company to offer a complete airborne data link system. With the digital capability of Metraplex in data encoding and acquisition elements combined with the radio frequency capability of the Company in providing its telemetry transmitters and flight termination receivers, the Company offers a full line of narrow or wide band airborne telemetry systems to meet a wide variety of industrial needs, both domestically and internationally.

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

                HF Communications and IFF Interrogators

The Company also designs and manufactures high frequency radio and IFF interrogators. This high frequency communications equipment is used by the U.S. Navy and foreign navies that conduct joint military exercises with the U.S. Navy. The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries. The Company has been a significant supplier to the Republic of Korea ("ROK") for over twenty years and has a large, established installed base of equipment. The Company has been, and continues to be, a supplier to the ROK KDX destroyer program.

Products - Microwave Components

Herley manufactures microwave devices at its facilities in Woburn, Massachusetts; in Farmingdale, New York; and in Jerusalem, Israel for existing long-term military programs, for new production units, as well as for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

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

The Company's three facilities that manufacture microwave devices each have an area of specialization that tends to limit the competitive pricing pressures generally found in the commercial business area. Herley seeks the more limited production, higher unit cost microwave subsystem applications, where the Company's engineering experience is of primary advantage to its customers.

In Woburn, Herley specializes in high power microwave devices, generally narrow band, that are used in radar system transmitters and in long range missiles. While there are many suppliers of low power microwave components, there are relatively few companies with the expertise, or facilities to design and test high power devices. High power devices frequently use small amounts of nuclear material to enhance breakdown of high energy pulses and Herley is one of very few companies with an active nuclear license that permits the handling of these trace amounts of nuclear materials.

The Company has more recently become the preeminent supplier of solid state receiver protector devices, that are able to withstand high energy pulses without the use of nuclear materials. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. For its engineering efforts in designing solid state receiver protectors for the F-16, the United States Air Force awarded the Company cash awards as part of the government's value engineering program.

In Farmingdale, Herley produces lower power, broad band microwave integrated assemblies for the electronic defense business area. These costly, complex assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. Their applications include Rear Warning Receivers (RWR's), Electronics Countermeasure
(ECM) systems, and highly sensitive receiver systems.

In Farmingdale, the Company also produces components that are sold through its GMC catalog, which for almost forty years has been the microwave engineer's handbook for attenuating devices and IQ modulation and phase shifters.

The Company sells its catalog products to engineering design facilities on a worldwide basis, and is considered the industry leader in attenuators and phase shifters.

The Company's Israel division supplies microwave sources, which generate signals that are used in microwave oscillators. Herley's Israel operation sells approximately equally to various foreign governments and to the U.S. defense industry. The Company specializes in digitally tuned oscillators (DTO's), a critical component of many ECM systems.

With its three facilities and their diverse specialties, Herley is able to offer its customers a more broadly based solution in the form of complex, integrated microwave assemblies. In the modular approach now common in the design of radar and ECM systems, the entire system may comprise only a handful of SR (Shop Replaceable) or LR (Line Replaceable) units. The Company's goal is to become a supplier of this magnitude to its existing customer base, through the combination of its microwave capabilities.

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

Certain of the Company's officers and engineers are involved at various times and in varying degrees in these activities. The Company's policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, were approximately $1,685,000, $1,562,000, and $1,828,000 in fiscal 1999, 1998, and 1997, respectively.

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

Substantially all of the Company's government contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

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

Business Acquisition

As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of GMC, a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. The purchase price includes shares of common stock of GMC purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

GMC designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. The company is headquartered in Farmingdale, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction has been accounted for under the purchase method.

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

Backlog

The Company's backlog of firm orders was approximately $49,230,000 on August 1, 1999 ($30,533,000 in domestic orders and $18,697,000 in foreign orders) as compared to approximately $38,724,000 on August 2, 1998 ($25,727,000 in domestic orders and $12,997,000 in foreign orders). Management anticipates that approximately $42,585,000 of the backlog will be shipped during the fiscal year ending July 30, 2000. There can be no assurance that the Company's backlog will result in sales in any particular period, or at all, or that the contracts included in backlog that result in sales will be profitable.

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

Competition

The flight instrumentation and microwave products that the Company manufactures are subject to varied competition depending on the product and market served. Competition is generally based upon technology, design, price and past performance. The Company's ability to compete for defense contracts depends, in part, on its ability to offer better design and performance than its competitors and its readiness in facilities, equipment and personnel to undertake to complete the programs. In certain products or programs, the Company believes it is sole source, which means that all work is directed to a single manufacturer. In other cases, there may be other suppliers that have the capability to compete for the programs involved, but they can only enter or reenter the market if the government should choose to reopen the particular program to competition.
Competition in follow-on procurements is generally limited after an initial award unless the original supplier has had performance problems. Many of Herley's competitors are larger and may have greater financial resources than the Company. Competitors include Signal Technology, L-3 Communications Corporation, Microsystems, Inc., AMP, Inc. and Remec, Inc.

Employees

As of October 10, 1999, the Company employed 511 full-time persons. A total of 386 employees were engaged in manufacturing, 63 in engineering, 26 in marketing, contract administration and field services and the balance in general and administrative functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory. The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including a 401k employee savings plan and stock option plans.

Intellectual Property

The Company does not presently hold a significant number of patents applicable to its products. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and certain employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Trade secret and copyright laws afford the Company limited protection.

Item 2.  Properties

The Company's properties are as follows:

                                                                                           Owned
                                                                                             or
Location                                Purpose of Property                   Area         Leased
------------------------    ------------------------------------------    --------------   ------
Lancaster, PA (1)           Production, engineering, administrative       71,200 sq. ft.   Owned
   and executive offices
Woburn, MA                  Production, engineering and administration    60,000 sq. ft.   Owned

Farmingdale, NY (2)         Production, engineering and administration    46,000 sq. ft.   Leased

Jerusalem, Israel           Production, engineering and administration    12,000 sq. ft.   Owned

Billerica, MA (3)           Production, and engineering                    8,000 sq. ft.   Leased

Chicago, IL                 Engineering and administration                 3,000 sq. ft.   Leased

Lancaster, PA               Land held for expansion                        20.4 Acres      Owned
--------------

     (1) The Company's executive offices occupy approximately 4,000 sq. ft. of space at this facility with engineering and administrative offices occupying 10,000 sq. ft. each.
     (2) On September 23, 1999 the Company closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into a 10 year lease agreement with a partnership owned by the children of certain officers of the Company. The lease provides for initial minimum annual rent of $312,390, subject to escalation of approximately 4% annually throughout the 10 year term.
     (3) The Company intends to move all production and engineering activities from Billerica, MA to its facilities in Woburn, MA during the first quarter of fiscal 2000. The Company will look for a tenant to sublease the facility.

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
                                                       Common Stock
                                                      --------------
                                                       High     Low
                                                      -----    -----
     Fiscal Year 1998
         First Quarter............................... 15.00    10.13
         Second Quarter.............................. 14.75    10.50
         Third Quarter............................... 14.69    10.88
         Fourth Quarter.............................. 14.25     8.63
     Fiscal Year 1999
         First Quarter............................... 10.50     7.63
         Second Quarter.............................. 15.31     9.56
         Third Quarter............................... 15.13    11.13
         Fourth Quarter.............................. 16.19    11.50
     Fiscal Year 2000
         First Quarter (through October 11, 1999).... 15.00    12.94

     The closing price on October 11, 1999 was $14.375.

     (b) As of October 11, 1999, there were approximately 1,000 record holders of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.

     Item 6.  Selected Financial Data

                                                                       53 Weeks
                                                  52 Weeks ended         Ended         52 Weeks ended
                                             August 1,     August 2,   August 3,    July 28,    July 30,
                                             1999 (2)      1998 (3)      1997         1996      1995 (4)
                                             --------      --------    ---------    --------    --------
Net sales                                 $ 61,035,722   40,797,991   32,195,168   29,001,404  24,450,267
                                            ==========   ==========   ==========   ==========  ===========

Net income (loss)                         $  7,734,877    5,496,608    4,803,659    3,668,956  (4,890,166)
                                            ==========   ==========   ==========   ==========  ===========

Earnings (loss) per common share (1)
     Basic                                    $ 1.48         1.11         1.18          .97       (.98)
                                                ====         ====         ====          ===       =====
     Assuming Dilution                        $ 1.37         1.02         1.01          .86       (.98)
                                                ====         ====         ====          ===       =====

Total Assets                              $ 74,056,237   57,552,529   39,257,186   42,508,942   42,229,282
Total Current Liabilities                 $ 10,513,340    9,843,041    9,813,376    7,559,306    9,973,866
Long-Term Debt net of current portion     $ 15,437,390    4,110,885    2,890,000   11,021,000   10,525,000
------------------

     (1) As adjusted to give effect to a 4-for-3 stock split effective September 30, 1997.

     (2) On January 4, 1999, the Company acquired General Microwave Corporation. See Note B of the financial statements.

     (3) On August 4, 1997, the Company acquired Metraplex Corporation. See Note B of the financial statements. (4) Fiscal 1995 includes settlement costs, legal fees, and related expenses in the amount of approximately $5,447,000 in connection with the settlement of certain legal claims.


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

The Company is also engaged in the design, development, manufacture and marketing of microwave devices and electronic systems, equipment and components. A substantial portion of the Company's microwave products are sold to manufacturers and users of microwave systems and equipment for applications in the defense electronics industry, including in connection with the radar and defense electronic systems on tactical fighter aircraft, as well as in the Company's flight instrumentation systems and products. The Company also sells these components and equipment for use in the industrial sector as well as in commercial telecommunications industries. Typical applications for the Company's microwave products include electronic warfare and countermeasures, airborne and shipboard navigation and communications, radar systems, missile guidance systems, automatic test equipment, and satellite communications.

Of the Company's total backlog of $49,230,000 at August 1, 1999, $30,533,000 is attributable to domestic orders and $18,697,000 is attributable to foreign orders. Management anticipates that approximately $42,585,000 of its backlog will be shipped during the fiscal year ending July 30, 2000. The Company includes in its backlog only firm orders for which it has accepted a written purchase order. In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion. In the event of such a termination, prime contractors on such contracts are required to terminate their subcontracts on the program and the government or the prime contractor is obligated to pay the costs incurred by the Company under the contract to the date of termination plus a fee based upon work completed.

Substantially all of the Company's contracts are fixed price contracts, wherein sales and related costs are generally recorded as deliveries are made. Many of these contracts include options exercisable by the customer for additional products or systems at a fixed price. Certain costs under long-term fixed price contracts, principally directly or indirectly with the U.S. Government, which include non-recurring engineering, are deferred until these costs are contractually billable. The failure to anticipate technical problems, estimate costs accurately or control costs during a fixed price contract, including with respect to any option for additional products or systems, may reduce the Company's profitability or cause a loss under the contract. Revenue under certain long-term, fixed price contracts, principally command and control shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date, which is the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion. As of August 2, 1998, costs incurred and income recognized in excess of billings on uncompleted contracts was $1,665,008. There were no long-term contracts of this nature as of August 1, 1999. Losses, if any, on contracts are recorded when first reasonably determined.

The Company believes that its growth depends on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities, rather than pure research. The cost of
these   development   activities,   including   employees'  time  and  prototype
development, net of amounts paid by customers, was approximately $1,685,000,$1,562,000, and $1,828,000 in fiscal years 1999, 1998 and 1997, respectively. Costs of the Company's internally funded product development efforts are included in the Company's operating expenses as cost of products sold. Revenue from customer funded product development is included in net sales and the related product development costs also are included in cost of products sold.

The Company's effective tax rate for fiscal 1999 and 1998 was 34.3% and 34.8%, respectively. The lower effective rate of 9.1% in 1997 reflects the utilization of prior year net operating loss carryforwards and the reversal of a valuation allowance established in 1995. The valuation allowance was established based on management's uncertainty that past performance would be indicative of future earnings. In August 1997, the Company established a foreign sales corporation as part of an overall domestic tax strategy to reduce its effective income tax rate.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                                                  53 weeks
                                                           52 weeks ended          ended
                                                        August 1,    August 2,    August 3,
                                                          1999         1998         1997
                                                          ----         ----         ----
Net sales                                                100.0 %      100.0 %      100.0 %

Cost of products sold                                     60.2 %       59.2 %       64.5 %
                                                          ------       ------       ------
Gross profit                                              39.8 %       40.8 %       35.5 %
Selling and administrative expenses                       19.5 %       20.4 %       19.5 %
                                                          ------       ------       ------

Operating income                                          20.3 %       20.3 %       16.0 %
                                                          ------       ------       ------

Other income, net:
        Investment income                                  0.5 %        1.4 %        2.1 %
        Interest expense                                  (1.2)%       (1.1)%       (1.7)%
                                                          (0.7)%        0.3 %        0.4 %
                                                          ------       ------       ------

Income before income taxes and extraordinary item         19.6 %       20.7 %       16.4 %
Provision for income taxes                                 6.7 %        7.2 %        1.5 %
                                                          ------       ------       ------
Income before extraordinary item                          12.9 %       13.5 %       14.9 %
Extraordinary item                                        (0.2)%       -            -
                                                          ------       ------       ------
Net income                                                12.7 %       13.5 %       14.9 %
                                                          ------       ------       ------


    Fiscal 1999 Compared to Fiscal 1998

Net sales for the 52 weeks ended August 1, 1999 were approximately $61,036,000 compared to $40,798,000 for fiscal 1998. The sales increase of $20,238,000 (49.6%) is primarily attributable to the acquisition of GMC as of January 4, 1999 which contributed $14,374,000 in revenues in fiscal 1999,as well as an increase in net sales of approximately $3,508,000 in flight instrumentation products, and approximately $2,356,000 in microwave components.

Gross profit of 39.8% for the 52 weeks ended August 1, 1999 is less than the prior year of 40.8%. The decline in margin of 1% is due primarily to lower margins on microwave components, as well as the lower margins generated from the added GMC revenues.

Selling and administrative expenses for the 52 weeks ended August 1, 1999 were $11,877,000 compared to $8,339,000 for fiscal 1998, an increase of $3,538,000.
The acquisition of GMC added $3,222,000 in selling and administrative expenses in fiscal 1999. As a percentage of revenues, expenses declined from 20.4% in 1998 to 19.5% in 1999.

Investment income declined $288,000 from the prior year due to a decrease in investments, the proceeds of which were used to partially fund the acquisition of GMC. In addition, bank borrowings of approximately $11,400,000 used to fund the balance of the acquisition price resulted in additional interest expense of approximately $302,000.

In February 1999, the Company refinanced the existing mortgage on its property located in Lancaster, Pa. The proceeds of the new mortgage loan were used to prepay the existing mortgage note having an outstanding principal balance of $2,890,000 plus a prepayment premium of $115,600. Unamortized debt expenses of $79,226 and the $115,600 prepayment premium related to the early extinguishment of the existing mortgage debt were charged to expense as an extraordinary loss, net of an income tax benefit of $68,000.

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

Liquidity and Capital Resources

As of August 1, 1999 and August 2, 1998, working capital was approximately $25,703,000 and $26,593,000, respectively, and the ratio of current assets to current liabilities was 3.44 to 1 and 3.70 to 1, respectively. At August 1, 1999, the Company had cash and cash equivalents of approximately $2,741,000.

As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of GMC, a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. The purchase price includes shares of common stock of General Microwave purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

On August 4, 1997, the Company completed the acquisition of Metraplex Corporation, a Maryland corporation for 313,139 (as adjusted) shares of common stock of the Company, with a fair market value of $3,170,471, in exchange for all of the issued and outstanding common stock of Metraplex.

As is customary in the defense industry, inventory is partially financed by advance payments. The unliquidated balance of these advance payments was approximately $439,000 in 1999, and $1,825,000 in 1998. The decrease in the current fiscal year is directly attributable to shipments under the related contracts.

Net cash provided by operations was approximately $12,723,000, and $4,571,000, in 1999, and 1998 respectively.

Net cash used in investing activities in 1999 of approximately $21,757,000 relates primarily to the acquisition of GMC, net of cash acquired, which was funded by available cash balances and borrowings under the bank line of credit.

Net cash flows from financing activities in fiscal 1999 included: (1) net borrowings under the bank line of credit of $11,000,000 the proceeds of which were used to partially fund the acquisition of GMC; (2) refinancing of the existing mortgage on the property in Lancaster, Pa., which reduced the interest rate from 10.4% to 7.43% and extended the repayment schedule to 10 years; and
(3) the acquisition of treasury stock in the aggregate amount of $7,688,000 (which was funded through operations).

Net cash provided by financing activities in fiscal 1998 consists of net proceeds of $7,452,000 from the sale of 700,000 shares of common stock, and 1,265,000 Common Stock Purchase Warrants to the public. Net borrowings under a bank line of credit provided $1,500,000 in financing. The Company received a partial distribution of $592,824 from its M.D. Sass Municipal Finance Partners-I limited partnership investment. Cash was used in financing activities for payments of long-term debt of $2,257,000 and the purchase of treasury stock of $1,084,000. Cash provided by investing activities in 1997 resulted primarily from the liquidation of all the available-for-sale securities, and the sale of the Company's interest in the M.D. Sass Re/Enterprise-II, L.P., limited partnership. The Company used approximately $9,715,000 of these funds in financing activities primarily for the net payment of outstanding bank debt of $7,250,000, and the purchase of treasury stock for $2,783,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $20,000,000, which expires January 31, 2001. As of August 1, 1999 and August 2, 1998, the Company had borrowings outstanding under this facility of $12,500,000 and $1,500,000, respectively.

During the fiscal year ended August 1, 1999 the Company acquired 561,050 shares of its outstanding common stock for $7,688,134 through open market purchases, pursuant to a stock repurchase plan to acquire up to 1,250,000 shares of Common Stock. In January 1998, the Company purchased 89,888 shares of its outstanding common stock for $1,084,326 from certain officers of the Company based on the fair market value of the stock on the date acquired. During the fiscal year ended August 3, 1997 the Company acquired 244,519 shares of its outstanding common stock for $2,782,686 through open market purchases, pursuant to a stock purchase plan to acquire up to 300,000 pre-split shares of Common Stock, which was terminated in June 1997.

The Company also acquired 410,593, 42,016 and 463,639 shares of common stock in fiscal 1999, 1998 and 1997, respectively, valued at $5,989,335, $538,376 and
$6,429,124, respectively, in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. See "Management - Stock Plans."

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Subsequent Event

On  September  23,  1999 the  Company  closed on the sale of GMC's  property  in
Amityville,   New  York  and  relocated  the  plant  to  a  leased  facility  in
Farmingdale, New York. The Company used the net proceeds from the sale of approximately $4,159,000, which approximates the net carrying value of the property, to partially fund the buy back of its common stock through open market purchases in September 1999.

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

For its information technology requirements at its facilities in Lancaster, PA and Woburn, MA, the Company currently utilizes a Hewlett Packard HP3000-based computing environment. The HP3000 hardware is in compliance with Year 2000 requirements. The Company's financial, manufacturing, and other software applications related to the HP3000 were updated to comply with Year 2000 requirements during the fiscal year ended August 2, 1998 at a cost of approximately $350,000. All modules have been fully tested and are compliant. In addition, the Company utilizes a wide area network ("WAN") to connect its operating facilities to the HP3000. The WAN has been updated to comply with Year 2000 requirements. A local area network ("LAN") is used to supplement the HP3000 environment and has also been upgraded and is fully Year 2000 compliant. The financial and operational systems of GMC in Farmingdale, NY have also been reviewed and tested and are in compliance with Year 2000 requirements.

The Company has also reviewed its utility systems (heat, light, phones, liquid nitrogen, etc.) for the impact of Year 2000, as well as determining the state of readiness of its material suppliers and test equipment manufacturers. The Company has received responses to its questionnaire from its major suppliers and test equipment manufacturers regarding their compliance and attempts to identify any problem areas with respect to their systems and equipment. No major problems have been identified. However, the Company cannot control the conduct of its suppliers. Therefore, there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has developed multiple sources for a substantial portion of its raw material requirements and has obtained Year 2000 compliance statements from its critical suppliers, and therefore, does not believe there would be a significant disruption in supply.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. The Company's debt consists of a working capital line of credit with a bank having an interest rate that is set biweekly at 1.65% over the FOMC Target Rate (an aggregate of 6.65% as of August 1, 1999), and a mortgage on its facilities in Lancaster, Pa. at a fixed rate of 7.43% The credit line is reviewed on an annual basis. Since the acquisition of GMC, the Company is subject to movements in foreign currency rate changes related to GMC's Israel operations. The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 2000.

As of August 1, 1999, the Company holds an investment in the common stock of a public company that is exposed to price risk with a cost basis and a fair market value basis of $143,330.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. The table presents principal cash flows by maturity date. Future principal payment cash flows by maturity date required under the mortgage and line of credit, and corresponding fair values are as follows:

         Fiscal year ending during:           Mortgage      Line of Credit
         --------------------------           --------      --------------
                    2000                    $   68,000        $
                    2001                        73,000         12,500,000
                    2002                        78,000
                    2003                        84,000
                    2004                        91,000
                    2005 and later           2,509,000
                                             ---------         ----------
                                            $2,903,000        $12,500,000
                                             =========         ==========
                    Fair value              $2,903,000        $12,500,000
                                             =========         ==========

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 1, 1999.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

      3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).

      3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160).

     10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).

     10.2 1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10, 1997).

     10.3 1998 Stock Option Plan.

     10.4 Amendments dated January 26, 1999 and July 30, 1999to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of October 1, 1998.

     10.5 Amendments dated January 26, 1999 and July 30, 1999 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of October 1, 1998.

     10.6 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).

     10.7 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).

     10.8 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD.

     10.9 Loan Agreement dated February 16, 1999 between Registrant and The First National Bank of Maryland, a division of FMB Bank.

     23.1 Consent of Arthur Andersen LLP.

     23.2 Consent of Brightman, BarLeva, Friedman & Co.

     27.  Financial Data Schedule (for electronic submission only).

(b)  Financial Statements

         See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K

         None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of October, 1999.

                                         HERLEY  INDUSTRIES,  INC.


                                      By:   /S/  Lee N. Blatt
                                         -----------------------------------
                                         Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 26, 1999 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt               Chairman of the Board
      ------------------               (Principal Executive Officer)
      Lee N. Blatt

By:    /S/  Myron Levy                 President and Director
      ----------------
      Myron Levy

By:    /S/  Anello C. Garefino         Vice President Finance, CFO, Treasurer
      ------------------------         (Principal Financial Officer)
      Anello C. Garefino

By:    /S/  David H. Lieberman         Secretary and Director
      ------------------------
      David H. Lieberman

By:    /S/  Thomas J. Allshouse        Director
      -------------------------
      Thomas J. Allshouse

By:    /S/  John A. Thonet             Director
      --------------------
      John A. Thonet

By:    /S/ Alvin M. Silver             Director
      --------------------
      Alvin M. Silver

By:    /S/ Edward K. Walker, Jr.       Director
      --------------------------
      Edward K. Walker, Jr.

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................    F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, August 1, 1999 and  August 2, 1998.....    F-3

    Consolidated Statements of Income for the 52 weeks ended
       August 1, 1999, and August 2, 1998, and the 53 weeks
       ended August 3, 1997.............................................    F-4

    Consolidated Statements of Shareholders' Equity for the 52 weeks ended August 1, 1999, and August 2, 1998, and the 53 weeks
       ended August 3, 1997.............................................    F-5

    Consolidated Statements of Cash Flows for the 52 Weeks Ended
       August 1, 1999, and August 2, 1998, and the 53 weeks
       ended August 3, 1997.............................................    F-6

    Notes to Consolidated Financial Statements..........................    F-7



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Herley Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries as of August 1, 1999 and August 2, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 weeks ended August 1, 1999 and August 2, 1998, and the 53 weeks ended August 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of General Microwave (Israel) Corporation and Subsidiary, which statements represent total assets and total revenues of 7% and 4%, respectively, in 1999 of the related consolidated totals. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of August 1, 1999 and August 2, 1998, and the consolidated results of their operations and their cash flows for the 52 weeks ended August 1, 1999 and August 2, 1998, and the 53 weeks ended August 3, 1997 in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Lancaster, PA
 September 17, 1999

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         August 1,    August 2,
                                                           1999         1998
                                                        ----------   ----------
                         ASSETS
Current Assets:
        Cash and cash equivalents                     $  2,741,163 $ 10,689,193
        Accounts receivable                             10,678,638    6,193,947
        Costs incurred and income recognized in
           excess of billings on uncompleted
           contracts                                        -         1,665,008
        Other receivables                                  212,515      248,298
        Prepaid income taxes                                -           377,448
        Inventories                                     19,880,370   15,068,618
        Deferred taxes and other                         2,703,179    2,194,004
                                                        ----------   ----------
                Total Current Assets                    36,215,865   36,436,516

Property, Plant and Equipment, net                      21,888,553   12,549,343
Intangibles, net of amortization of $2,137,459
         in 1999 and $1,524,393 in 1998                 13,573,653    6,080,218
Available-for-sale Securities                              148,105      143,330
Other Investments                                          947,983      849,324
Other Assets                                             1,282,078    1,493,798
                                                        ==========   ==========
                                                      $ 74,056,237 $ 57,552,529
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt             $    258,383 $    404,984
        Accounts payable and accrued expenses            8,035,211    6,468,183
        Income taxes payable                               276,160       -
        Reserve for contract losses                      1,505,048    1,145,128
        Advance payments on contracts                      438,538    1,824,746
                                                        ----------   ----------
                Total Current Liabilities               10,513,340    9,843,041
Long-term Debt                                          15,437,390    4,110,885
Deferred Income Taxes                                    5,143,837    3,158,353
Minority Interest                                           62,062       -
                                                        ----------   ----------
                                                        31,156,629   17,112,279
                                                        ----------   ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          5,030,283 in 1999 and 5,266,159 in 1998          503,028      526,616
        Additional paid-in capital                      15,071,964   20,323,895
        Retained earnings                               27,324,616   19,589,739
                                                        ----------   ----------
                Total Shareholders' Equity              42,899,608   40,440,250

                                                        ==========   ==========
                                                      $ 74,056,237 $ 57,552,529
                                                        ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                                 HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                                                       53 weeks
                                                             52 weeks ended              ended
                                                         August 1,      August 2,      August 3,
                                                           1999           1998           1997
                                                        -----------    -----------    -----------
Net sales                                             $ 61,035,722   $ 40,797,991   $ 32,195,168
                                                        -----------    -----------    -----------

Cost and expenses:
     Cost of products sold                              36,748,901     24,169,034     20,753,707
     Selling and administrative expenses                11,877,371      8,338,789      6,293,199
                                                        -----------    -----------    -----------
                                                        48,626,272     32,507,823     27,046,906
                                                        -----------    -----------    -----------
          Operating income                              12,409,450      8,290,168      5,148,262
                                                        -----------    -----------    -----------
Other income (expense), net:
     Investment income                                     298,099        586,549        667,075
     Interest expense                                     (747,846)      (446,109)      (531,678)
                                                        -----------    -----------    -----------
                                                          (449,747)       140,440        135,397
                                                        -----------    -----------    -----------
          Income before income taxes and
             extraordinary item                         11,959,703      8,430,608      5,283,659
Provision for income taxes                               4,098,000      2,934,000        480,000
                                                        -----------    -----------    -----------
          Income before extraordinary item               7,861,703      5,496,608      4,803,659
Extraordinary item - loss on extinguishment
     of debt (net of income tax benefit
     of $ 68,000)                                          126,826        -             -
                                                        -----------    -----------    -----------
          Net income                                  $  7,734,877   $  5,496,608   $  4,803,659
                                                        ===========    ===========    ===========
Earnings per common share - Basic
     Earnings before extraordinary item                  $ 1.50         $ 1.11         $ 1.18
     Extraordinary loss on extinguishment
          of debt                                           .02             -              -
                                                           ----           ----           ----
     Net earnings per common share - Basic               $ 1.48         $ 1.11         $ 1.18
                                                           ====           ====           ====

     Basic weighted average shares                       5,232,807      4,969,248      4,063,505
                                                         =========      =========      =========
Earnings per common share - Diluted
     Earnings before extraordinary item                    1.39         $ 1.02         $ 1.01
     Extraordinary loss on extinguishment
          of debt                                           .02             -              -
                                                           ----           ----           ----
     Net earnings per common share - Diluted             $ 1.37         $ 1.02         $ 1.01
                                                           ====           ====           ====

     Diluted weighted average shares                     5,660,096      5,407,283      4,733,682
                                                         =========      =========      =========



     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 52 weeks ended August 1, 1999 and August 2, 1998, and 53 weeks ended August 3, 1997


                                                                      Additional
                                                      Common Stock    Paid-in        Retained       Treasury
                                         Shares          Amount       Capital        Earnings        Stock          Total
                                        ---------     ------------   ----------      ---------     ----------     ----------
Balance at July 28, 1996                2,936,122    $   293,612     11,448,827      9,289,472         --        $21,031,911

Net income                              4,803,659      4,803,659
Exercise of stock options
  and warrants                            929,060         92,906      6,653,917     (6,429,124)       317,699
Four-for-three stock split              1,052,341        105,234       (105,234)
Purchase of 244,519 shares
  of treasury stock                    (2,782,686)    (2,782,686)
Retirement of treasury shares            (708,158)       (70,816)    (9,140,994)     9,211,810

                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at August 3, 1997               4,209,365    $   420,936      8,856,516     14,093,131         --        $23,370,583

Net income                              5,496,608      5,496,608
Net proceeds from public offering
  of 700,000 shares of common stock
  and 1,265,000 warrants                  700,000         70,000      7,381,579      7,451,579
Issuance of common stock in
  connection with business acquired       313,139         31,314      3,139,157      3,170,471
Exercise of stock options
  and warrants                            175,559         17,556        885,289       (538,376)       364,469
Tax benefit upon exercise of stock
  options                               1,670,866      1,670,866
Purchase of 89,888 shares
  of treasury stock                    (1,084,326)    (1,084,326)
Retirement of treasury shares            (131,904)       (13,190)    (1,609,512)     1,622,702

                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at August 2, 1998               5,266,159    $   526,616     20,323,895     19,589,739         --        $40,440,250

Net income                              7,734,877      7,734,877
Issuance of warrants in
  connection with business acquired     1,450,000      1,450,000
Exercise of stock options
  and warrants                            735,767         73,576      4,751,301     (5,989,335)    (1,164,458)
Tax benefit upon exercise of stock
  options                               2,127,073      2,127,073
Purchase of 561,050 shares
  of treasury stock                    (7,688,134)    (7,688,134)
Retirement of treasury shares            (971,643)       (97,164)   (13,580,305)    13,677,469

                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at August 1, 1999               5,030,283    $   503,028     15,071,964     27,324,616         --        $42,899,608
                                      ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     53 weeks
                                                                         52 weeks ended               ended
                                                                     August 1,        August 2,     August 3,
                                                                      1999             1998            1997
                                                                  --------------   -------------   -------------
Cash flows from operating activities:
     Net Income                                                 $     7,734,877  $    5,496,608  $    4,803,659
                                                                  --------------   -------------   -------------
     Adjustments to reconcile net income
        to net cash provided by operations:
        Depreciation and amortization                                 3,289,303       1,869,459       1,538,283
        Gain on sale of available-for-sale
           securities and other investments                             -               -              (409,572)
        Extraordinary loss on extinguishment
           of debt, net of income taxes                                 126,826         -               -
        Equity in income of limited partnership                         (98,659)       (128,646)        -
        Decrease in deferred tax assets                                 483,117       1,207,090         -
        (Decrease) increase in deferred tax liabilities                (141,082)        173,245         773,336
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                           (361,117)       (767,997)     (1,927,298)
           Decrease (increase) in notes receivable-officers             -             2,100,913         (17,370)
           Decrease (increase) in costs incurred
               and income recognized in excess of
               billings on uncompleted contracts                      1,665,008      (1,665,008)        -
           Decrease (increase) in other receivables                      35,783         (23,132)        (27,156)
           Decrease (increase) in prepaid income taxes                  377,448        (377,448)        -
           Decrease (increase) in inventories                           729,327      (3,757,660)     (1,779,695)
           Decrease (increase) in prepaid expenses and other            198,729         (55,200)       (371,078)
           (Decrease) increase in accounts payable and
               accrued expenses                                      (2,119,359)        773,399        (137,128)
           Increase (decrease) in income taxes payable                2,019,126         468,847         (89,660)
           Increase (decrease) in reserve for contract losses           359,920         667,128         (11,110)
           (Decrease) increase in advance payments
               on contracts                                          (1,620,106)     (1,363,870)      1,610,968
           Other, net                                                    44,149         (46,509)       (309,500)
                                                                  --------------   -------------   -------------
               Total adjustments                                      4,988,413        (925,389)     (1,156,980)
                                                                  --------------   -------------   -------------
        Net cash provided by operations                              12,723,290       4,571,219       3,646,679
                                                                  --------------   -------------   -------------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                  (20,101,475)        -               -
     Purchase of available-for-sale securities
        and other investments                                           -               -              (159,364)
     Proceeds from sale of fixed assets                                   6,700           1,100          15,468
     Partial distribution from limited partnership                      -               592,824         -
     Proceeds from sale of available-for-sale securities
        and other investments                                           -               -             7,164,538
     Capital expenditures                                            (1,662,246)     (1,645,204)       (862,129)
                                                                  --------------   -------------   -------------
        Net cash (used in) provided by investing activities         (21,757,021)     (1,051,280)      6,158,513
                                                                  --------------   -------------   -------------
Cash flows from financing activities:
     Net proceeds from public offering of common stock                  -             7,451,579         -
     Borrowings under bank line of credit                            29,500,000       4,050,000       2,825,000
     Proceeds from refinance of mortgage note                         2,915,000         -               -
     Proceeds from exercise of stock options and warrants, net       (1,164,248)        364,469         317,699
     Payments under bank line of credit                             (18,500,000)     (2,550,000)     (9,775,000)
     Payments of long-term debt                                        (971,107)     (2,257,118)       (300,000)
     Extinguishment of debt                                          (3,005,600)        -               -
     Purchase of treasury stock                                      (7,688,344)     (1,084,326)     (2,782,686)
                                                                  --------------   -------------   -------------
        Net cash provided by (used in) financing activities           1,085,701       5,974,604      (9,714,987)
                                                                  --------------   -------------   -------------
        Net (decrease) increase in cash and cash equivalents         (7,948,030)      9,494,543          90,205
Cash and cash equivalents at beginning of period                     10,689,193       1,194,650       1,104,445
                                                                  --------------   -------------   -------------
Cash and cash equivalents at end of period                      $     2,741,163  $   10,689,193  $    1,194,650
                                                                  ==============   =============   =============
Supplemental cash flow information:
     Cashless exercise of stock options                         $     5,989,335  $      538,376  $    6,429,124
                                                                  ==============   =============   =============
     Stock issued for business acquired                         $       -             3,170,471         -
                                                                  ==============   =============   =============
     Warrants issued for business acquired                      $     1,450,000         -               -
                                                                  ==============   =============   =============
     Tax benefit related to stock options                       $     2,127,073       1,670,866         -
                                                                  ==============   =============   =============


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

2.     Fiscal Year

       The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal years 1999 and 1998 consisted of 52 weeks, and fiscal year 1997 consisted of 53 weeks.

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

8.     Intangibles

       Intangibles are comprised of customer lists, installed products base, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisitions of General Microwave Corporation in 1999, Metraplex Corporation in 1997, and Vega Precision Laboratories, Inc. in 1993. Intangibles are being amortized over twenty years. Amortization charges totaled $754,358, ($70,795), and ($182,667) in fiscal 1999, 1998, and 1997, respectively. The negative amortization in 1998 and 1997 is attributable to the negative goodwill in connection with the acquisition of Stewart Warner Electronics in 1995.

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three fiscal years ended August 1, 1999, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

9.     Marketable Securities

       The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income , net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income, net.

10.    Other Investments

       The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest. This investment is accounted for under the equity method.

11.    Revenue and Cost Recognition

       Under fixed-price contracts, revenue and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the U.S. Government), which include non-recurring billable engineering, are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts, principally command and control shelters, is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered and are recorded when first reasonably determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

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

15.    Product Development

       The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,685,000, $1,562,000, and $1,828,000 in fiscal 1999, 1998, and 1997, respectively.

16.    New Accounting Standards

       In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), which was effective for fiscal years beginning after December 15, 1997. This statement revises financial statement disclosure requirements for pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Adoption of SFAS 132 did not impact the financial results of the Company and the required disclosures have been provided in Note K - Employee Benefit Plans.

       The Company has adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that segments be determined based on how management measures performance and makes decisions about allocating resources. The required new disclosures have been provided in Note O to the Consolidated Financial Statements.

NOTE B - ACQUISITIONS

       As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corporation ("GMC"), a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. This transaction was accounted for under the purchase method. The purchase price includes shares of common stock of GMC purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company and expire in January 2002.

       The aggregate purchase price is calculated as follows (in thousands, except share and per share data):

          365,600 shares previously acquired in the open market    $   6,273
          848,675 shares at $18.00 per share                          15,276
          118,000 stock options at $18.00 per share,
             net of exercise price                                     1,279
          966,675 warrants at $1.50                                    1,450
          Transaction expenses                                           278
                                                                      ------
          Purchase price                                            $ 24,556
                                                                      ======

       The cash portions of the acquisition were financed through available cash equivalents and borrowings under the Company's line of credit.

       GMC  designs,   manufactures   and  markets   microwave   components  and
       subsystems, and related electronic test and measurement equipment. The company is headquartered in Amityville, New York, and operates two other facilities, one in Billerica, Massachusetts, and one in Israel. The transaction has been accounted for under the purchase method.
       Accordingly, the consolidated balance sheet includes the assets and liabilities of GMC at August 1, 1999, and the consolidated statements of income include the results of General Microwave operations from January 4, 1999. The acquisition resulted in excess cost over fair value of net assets acquired of $7,538,501 which is being amortized over 20 years.

       As part of the Company's GMC acquisition plans, the Company is moving GMC's Billerica, MA operations into the Company's existing Woburn, MA location. The Company had also decided to terminate GMC's defined benefit pension plan. Both of these actions are to be completed in fiscal 2000. In connection with these actions, the Company accrued, as part of purchase accounting, $180,000 of lease termination costs related to the Billerica facility, $250,000 of severance costs, and $463, 834 related to the termination of the GMC pension plan. Through August 1, 1999, no amounts were paid under the lease termination or pension termination and approximately $150,000 of severance was paid.

       On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the fifty-two weeks ended August 2, 1998 would have been approximately $63,477,000, $6,606,000, $1.33, and
       $1.22, and for the fifty-two weeks ended August 1, 1999 would have been approximately $70,349,000, $7,481,000, $1.43, and $1.32, respectively.
       The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1998.

       On August 4, 1997, the Company completed the acquisition of Metraplex Corporation, a Delaware corporation, for 313,139 (as adjusted) shares of common stock of the Company, with a fair market value of $3,170,471, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. The transaction has been accounted for by the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Metraplex at August 2, 1998, and the consolidated statements of income include the results of Metraplex operations from August 4, 1997. The acquisition resulted in excess of cost over fair value of net assets acquired of $2,162,725 which is being amortized over twenty years.

       On the basis of a pro forma consolidation of the results of operations as if the Metraplex acquisition had taken place at the beginning of fiscal 1997, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the year ended August 3, 1997 would have been approximately $36,589,333, $4,686,236, $1.07, and $.93, respectively. The pro forma information includes adjustments for additional depreciation based on the fair market value of the property and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1997.

NOTE C - NOTES  RECEIVABLE-OFFICERS

       In fiscal 1996 the Company loaned an aggregate of $2,000,000 to certain officers, as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The loans were paid in full with accrued interest as of December 19, 1997.

NOTE D - INVENTORIES

       The major components of inventories are as follows:

                                                   August 1       August 2,
                                                     1999           1998
                                                     ----           ----
         Purchased parts and raw materials       $ 9,862,727    $ 7,377,882
         Work in process                           8,780,767      7,303,533
         Finished products                         1,236,876        387,203
                                                  ----------     ----------
                                                 $19,880,370    $15,068,618
                                                  ==========     ==========

NOTE E - OTHER INVESTMENTS

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

       In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At August 1, 1999 and August 2, 1998 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. In July 1998, the Company received a partial distribution of $592,824 from the Partnership. As of August 1, 1999 the Company's limited partnership interest had an estimated fair value of $947,983.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following:

                                        August 1,      August 2,    Estimated
                                         1999           1998        Useful Life
                                         ----           ----        -----------
       Land                           $  1,160,895  $    880,270
       Building and building
            improvements                11,731,575     5,486,900    10-40 years
       Machinery and equipment          24,994,829    20,104,794     5- 8 years
       Furniture and fixtures              788,919       624,576     5-10 years
       Automobiles                         131,000       -              3 years
       Tools                                34,495        34,495        5 years
       Leasehold improvements              454,706       292,894     5-10 years
                                        ----------    ----------
                                        39,296,419    27,423,929
       Less accumulated depreciation    17,407,866    14,874,586
                                        ----------    ----------
                                      $ 21,888,553  $ 12,549,343
                                        ==========    ==========

       Depreciation  charges totaled $2,534,945,  $1,940,254,  and $1,720,950 in fiscal 1999, 1998, and 1997, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

       Rent expense for the 52 weeks ended August 1, 1999, and August 2, 1998, and the 53 weeks ended August 3, 1997 was approximately $519,000, $546,000, and $230,000, respectively.

       Minimum annual rentals under noncancellable operating leases are as follows:

                                                      Amount
                                                      ------
                 Year ending fiscal 2000            $  760,000
                                    2001               638,000
                                    2002               612,000
                                    2003               567,000
                                    2004               429,000
                                  Future             2,356,000

       Employment Agreements

       The Company has employment agreements with various executives and employees of the Company, which, as amended, expire at various dates through December 31, 2002, subject to extension each January 1 for three years, commencing January 1, 2000. These agreements provide for aggregate annual salaries for fiscal 2000 of $1,022,000. Certain agreements provide for an annual cost of living adjustment based on the consumer price index, and also provide for incentive compensation based on pretax income of the Company in excess of $2,000,000. Incentive compensation in the amount of $968,627, $727,659, and $665,352 was expensed in fiscal years 1999, 1998, and 1997, respectively.

       Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment of approximately three times their annual salary. As of August 1, 1999, the amount payable in the event of such termination would be approximately $3,066,000.

       One of the employment contracts provides for a consulting agreement commencing at the end of the employment period which became effective October 1, 1998, and terminating December 31, 2010 at the annual rate of $100,000. Another one of the employment contracts, as amended October 1, 1998, provides for a consulting period commencing at the end of the period of active employment and continuing for a period of five years at the annual rate of $100,000. Two officers of the Company have severance agreements providing for a lump-sum payment of $345,000 through fiscal 2000, adjusted to $240,000 through fiscal 2002, and $105,000 in fiscal 2003.

       Litigation

       The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

       Stand-by Letters of Credit

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2001. At August 1, 1999 stand-by letters of credit aggregating $996,965 were outstanding under this facility.

NOTE H - INCOME TAXES

       Income tax provision consisted of the following:

                                      52 Weeks ended
                                      --------------             53 Weeks ended
                                August 1,        August 2,          August 3,
                                  1999             1998               1997
                                  ----             ----               ----
       Current
                  Federal     $ 3,328,378(1)   $ 1,468,665         $ (52,000)
                  State           399,070           85,000            89,000
                  Foreign          28,517            -                 -
                                ---------        ---------           -------
                                3,755,965        1,553,665            37,000
                                ---------        ---------           -------
       Deferred
                  Federal         540,288        1,307,970          (142,000)
                  State          (198,253)          72,365           585,000
                                ---------        ---------           -------
                                  342,035        1,380,335           443,000
                                ---------        ---------           -------

                              $ 4,098,000      $ 2,934,000         $ 480,000
                                =========        =========           =======

       (1) Excludes benefit of $68,000 from extraordinary loss incurred as a result of early extinguishment of long term debt (See
                  Note I).

         The Company paid income taxes of approximately $1,324,000, $1,486,000, and $178,000 in fiscal 1999, 1998, and 1997, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                            52 Weeks ended
                                            --------------    53 Weeks ended
                                          August 1, August 2,    August 3,
                                            1999      1998         1997
                                            ----      ----         ----
         U.S. Federal statutory rate        34.0 %    34.0 %       34.0 %
         State taxes, net of
            federal tax benefit              1.4       1.5         12.2
         Benefit of foreign sales
            corporation                     (3.2)     (1.8)          -
         Benefit of net operating loss
            carryforward                      -         -         (30.8)
         Non-deductible expenses             1.4        .8           .3
         Decrease in valuation allowance      -         -          (9.4)
         Benefit of foreign and
            foreign-source income           (1.2)       -            -
         Other, net                          1.9        .3          2.8
                                            ----      ----         ----
            Effective tax rate              34.3 %    34.8 %        9.1 %
                                            ====      ====         ====

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

       Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest
       unremitted   earnings  of   subsidiaries   outside   the  United   States
       permanently.

       Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

       Components of deferred tax assets and liabilities are as follows:

                                             August 1, 1999             August 2, 1998
                                             --------------             --------------
                                        Deferred    Deferred       Deferred      Deferred
                                           Tax         Tax           Tax           Tax
                                         Assets    Liabilities      Assets      Liabilities
                                         ------    -----------      ------      -----------
         Intangibles                 $      -      $ 1,789,834   $     -        $ 1,775,858
         Alternative minimum tax         642,485         -           952,426          -
         Accrued vacation pay            242,305         -           133,962          -
         Accrued bonus                   414,565         -           438,976          -
         Accrued pension                 199,211         -             -              -
         Warranty costs                  122,631         -            88,000          -
         Inventory                     1,176,384         -           971,825          -
         Depreciation                      -         4,415,090         -          2,334,917
         Contract losses                 389,861         -           503,856          -
         Net operating loss
            carryforwards                219,392         -             -              -
         Other                           266,141       209,648        60,689        202,364
                                       ---------     ---------     ---------      ---------
                                     $ 3,672,975   $ 6,414,572   $ 3,149,734    $ 4,313,139
                                       =========     =========     =========      =========

         As of August 1, 1999 the Company has available a $642,485 alternative minimum tax credit to carry forward for an indefinite period of time, and net operating loss carryforwards for state income tax purposes of approximately $219,392 which expire from fiscal 2000 through 2009.

NOTE I- LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                            August 1,     August 2,
                                              Rate            1999          1998
                                       ---------------        ----          ----
       Revolving loan facility (a)     6.65% and 7.15%   $ 12,500,000    $ 1,500,000
       Note payable bank (b)           5.00%                  114,722          -
       Mortgage note (c)               7.43% and 10.4%      2,902,726      2,890,000
       Capital lease obligations (d)              -            90,868        125,869
       Other                                      -            87,457          -
                                                           ----------      ---------
                                                           15,695,773      4,515,869
       Less current portion                                   258,383        404,984
                                                           ----------      ---------
                                                         $ 15,437,390    $ 4,110,885
                                                           ==========      =========

       (a) In February 1999, the Company entered into a new revolving loan agreement with a bank that provides for the extension of credit in the aggregate principal amount of $20,000,000 and may be used for general corporate purposes, including business acquisitions. The facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2001. Interest is set biweekly at 1.65% over the FOMC Target Rate.

           The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.





       (b) The note payable to a bank relates to certain equipment financing having an original term of five years with monthly installments of $2,642, including interest at a fixed rate of 5.00%. The note was paid in full subsequent to August 1, 1999 in connection with the sale of the Amityville property of GMC (See Note Q - Subsequent Events).

       (c) The mortgage loan is for a term of ten years with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of $1,899,000. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheet at August 1, 1999 and are being amortized over the term of the loan (10 years). Unamortized debt expenses of $79,226 related to the prior mortgage and the $115,600 prepayment premium were charged to expense as an extraordinary loss in connection with the prepayment of this mortgage note.

       (d) Certain noncancellable leases are classified as capital leases and the leased assets are included as part of "Property, Plant, and Equipment" at $119,172, net of depreciation of $47,669.

       The Company paid interest of approximately $730,000 in 1999, $441,000 in 1998, and $567,000 in 1997.

       Future payments required on long-term debt are as follows:

                    Fiscal year ending during:
                                                     Amount
                                                     ------
                              2000              $   258,383
                              2001               12,650,867
                              2002                  102,523
                              2003                   84,396
                              2004                   90,885
                              Future              2,508,719
                                                 ----------
                                               $ 15,695,773

NOTE J - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses include the following:

                                                 August 1,         August 2,
                                                   1999              1998
                                                   ----              ----
         Accounts payable                      $ 2,668,285       $ 3,064,596
         Accrued payroll and bonuses             2,635,816         1,865,426
         Accrued commissions                       488,249           615,022
         Accrued interest                           83,939            56,491
         Accrued legal expenses                    122,873            37,487
         Accrued warranty costs                    284,573           200,000
         Accrued pension cost                      498,775           -
         Accrued severance                         537,845           -
         Lease termination cost                    180,000           -
         Accrued expenses                          534,856           629,161
                                                 ---------         ---------
                                               $ 8,035,211       $ 6,468,183
                                                 =========         =========

NOTE K - EMPLOYEE BENEFIT PLANS

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

       Employees of GMC became eligible to participate in the Plan as of May 1, 1999. The existing savings and investing plan of GMC did not provide for company matching contributions and has been frozen.

       The Company has recognized expenses of approximately $266,000 for the 52 weeks ended August 1, 1999, and $197,000, and $181,000 for the 52 weeks ended August 2, 1998 and the 53 weeks ended August 3, 1997, respectively.

       At the time of the acquisition, GMC also had a noncontributory defined benefit pension plan covering all eligible employees of the company. As part of the acquisition plan, the Company froze all benefits under the plan effective April 30, 1999 and elected to terminate the plan. As part of the allocation of the purchase price, the Company recorded a liability at the date of acquisition of $463,834.

       Net pension expense from the date of acquisition to April 30, 1999, the date benefits were frozen, includes the following components:

          Service cost - benefits earned during the period    $  21,550
          Interest cost                                         136,651
          Actual return on assets                              (123,260)
                                                                -------
               Net pension expense                            $  34,941
                                                                =======

       The following table sets forth the plan's funded status and amount recognized in the consolidated balance sheet at August 1, 1999:

       Projected benefit obligation at date of acquisition     $ 4,793,104
              Service costs                                         21,550
              Interest cost                                        136,651
              Benefit payments                                    (110,376)
                                                                 ---------
       Projected benefit obligation, end of year               $ 4,840,929
                                                                 ---------

       Change in fair value of plan assets:
       Fair value at date of acquisition                       $ 4,329,270
              Return on assets                                     123,260
              Benefit payments                                    (110,376)
                                                                 ---------
       Fair value at end of year                                 4,342,154
                                                                 ---------

       Funded status and accrued pension cost                  $   498,775
                                                                 =========

       Assumptions used were:
              Discount rate                                        5.00%
              Expected return on plan assets                       5.00%

       Assets held by the trust are comprised primarily of marketable equity securities.

NOTE L - RELATED PARTY TRANSACTIONS

       In connection with the move of the Amityville facilities of GMC, (See Note Q - Subsequent Events), the Company entered into a 10 year lease agreement with a partnership owned by the children of certain officers of the Company. The lease provides for initial minimum annual rent of $312,390, subject to escalation of approximately 4% annually throughout the 10 year term.

NOTE M - COMPUTATION OF PER SHARE EARNINGS

       The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                             52 Weeks ended
                                                     ------------------------------    53 Weeks ended
                                                   August 1, 1999     August 2, 1998   August 3, 1997
                                                   --------------     --------------   --------------
       Numerator:
         Income before extraordinary item           $ 7,861,703        $ 5,496,608      $ 4,803,659
         Extraordinary loss                             126,826              -                -
                                                     ----------          ---------        ---------
       Net Income                                   $ 7,734,877        $ 5,496,608      $ 4,803,659
                                                      =========          =========        =========
       Denominator:
         Basic weighted-average shares                5,232,807          4,969,248        4,063,505
           Effect of dilutive securities:
            Employee stock options and warrants         427,289            438,035          670,177
                                                     ----------          ---------        ---------
       Diluted weighted-average shares                5,660,096          5,407,283        4,733,682
                                                      =========          =========        =========

       Options and warrants to purchase 3,047,133 shares of common stock, with exercise prices ranging from $12.00 to $16.46 were outstanding during fiscal year 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period. The options and warrants, which expire at various dates through June 17, 2009, were still outstanding as of August 1, 1999. Options and warrants to purchase 1,423,958 shares of common stock, with exercise prices ranging from $13.69 to $14.40 were outstanding during fiscal year 1998 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period.

NOTE N - SHAREHOLDERS' EQUITY

       At the annual meeting of stockholders held on February 18, 1998, the stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

       In December 1997, the Company completed the sale of 1,100,000 shares of common stock to the public, of which 700,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders. In addition , the Company also sold 1,265,000 Common Stock Purchase Warrants ("Warrant(s)"). The Company received net proceeds of $7,451,579 after underwriting discounts and commissions and other expenses of the offering. Each Warrant entitles the holder to purchase one share of common stock at $15.60 per share (subject to adjustment under certain conditions) until they expire in January 2000. The Company has also issued to the underwriters, for their own accounts, Managing Underwriters' Warrants which entitle the holder to purchase 110,000 shares of common stock of the Company (subject to adjustment under certain circumstances), at a price of $14.40 per share through December 2002, and the right to purchase 110,000 Warrants (as described above) at a price of $.12 per Warrant through January 2000.

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

       The Company has various fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.1%; volatility factor of the expected market price of the Company's common stock of .58; and a weighted-average expected life of the option, after the vesting period, of .65 years.

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

       Had compensation cost for stock options granted in fiscal years 1999, 1998 and 1997 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34%:


                                                   1999             1998              1997
                                                ----------       ----------        ----------
         Net earnings  -  as reported           $7,734,877       $5,496,608        $4,803,659
         Net earnings  -  pro forma             $5,939,519       $4,925,488        $3,911,486
         Earnings per share  -  as reported
              Basic                                  $1.48            $1.11             $1.18
              Diluted                                 1.37             1.02              1.01
         Earnings per share  - pro forma
              Basic                                  $1.14             $.99              $.96
              Diluted                                 1.05              .91               .83

       The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

       In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 375,000 shares were granted during the fiscal year ended August 1, 1999.

       In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 1,666,666 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 875,500, 88,333 and 801,660 shares were granted during the fiscal years ended August 1, 1999, August 2, 1998, and August 3, 1997, respectively.

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

       A summary of stock option activity under all plans for the 52 weeks ended August 1, 1999 and August 2, 1998, and the 53 weeks ended August 3, 1997 follows:


                                              Non-Qualified Stock Options
                                              ---------------------------
                                                                     Weighted      Warrant Agreements
                                                                      Average      ------------------
                                          Number      Price Range    Exercise    Number     Price Range
                                         of shares     per share      Price     of shares    per share
                                         ---------     ---------      -----     ---------    ---------
Outstanding July 28, 1996............     683,394   $ 2.54 -  9.01   $ 3.89      333,333  $ 4.64 - 5.35
   Granted ..........................   1,465,649     6.10 - 10.41     6.48
   Exercised.........................  (1,225,384)    2.54 -  6.94     5.46      (13,333)          4.64
   Canceled..........................      (7,332)    5.25 -  9.01     8.67
                                        ---------    -------------   ------      -------    -----------
Outstanding August 3, 1997...........     916,327   $ 2.54 - 10.41   $ 5.87      320,000  $ 4.64 - 5.35
   Granted ..........................      88,333    10.31 - 13.88    12.04
   Exercised.........................    (135,594)    2.54 -  6.94     5.08      (40,000)          5.35
   Canceled..........................      (8,222)    2.54 -  6.47     5.31
                                        ---------    -------------   ------      -------    -----------
Outstanding August 2, 1998...........     860,844   $ 2.54 - 13.88   $ 6.65      280,000         $ 4.64
   Granted ..........................   1,250,500     9.25 - 16.46    11.44
   Exercised.........................    (669,100)    2.54 -  9.94     6.56      (66,667)          4.64
   Canceled..........................     (47,631)    6.47 - 16.46    11.16
                                        ---------    -------------   ------      -------    -----------
Outstanding August 1, 1999...........   1,394,613   $ 2.54 - 16.46   $10.74      213,333         $ 4.64
                                        =========                                =======

       Options to purchase 783,889 shares of common stock were exercisable under all plans at August 1, 1999 at a weighted average exercise price of $11.15 with a weighted average remaining contractual life of 8.8 years as follows:

       Options Outstanding and Exercisable by Price Range as of August 1, 1999


                                          Options Outstanding                   Options Exercisable
                             ---------------------------------------------  ---------------------------
                                           Weighted
                                            Average           Weighted                     Weighted
        Range of Exercise       Number     Remaining           Average        Number        Average
             Prices          Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
        -----------------    -----------  ----------------  --------------  -----------  --------------
       $ 2.54  -  $ 9.25       602,613          8.2             $ 7.92        211,489       $  6.21
        10.41  -   12.13       389,250          9.3              11.86        285,150         12.03
        12.19  -   13.94       364,750          9.3              13.71        280,250         13.87
        14.31  -   16.46        38,000          9.5              15.34          7,000         15.39
                             ---------          ---             ------        -------        ------
        $2.54  -  $16.46     1,394,613          8.8             $10.74        783,889        $11.15
                             =========                                        =======

       In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of common stock of the Company at the fair market value of $5.35 per share at date of issue. In December 1995 warrants for 533,333 shares were canceled, and the remaining 40,000 warrants were exercised in fiscal 1998. In December 1995, common stock warrants were issued to certain officers for the right to acquire 293,333 shares of common stock of the Company at the fair market value of $4.64 per share at date of issue. The warrants vest immediately and expire December 13, 2005. Warrants for 66,667 and 13,333 shares were exercised in fiscal 1999 and 1997, respectively.

NOTE O - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, AND EXPORT SALES

       The Company's chief operating decision maker is considered to be the Chairman and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information consisting of revenue information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's two product groups: Space and Communications and Microwave Components. The Company does not determine a measure of operating income or loss by product group. The Company's two product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company is in a single reportable segment as a provider of flight instrumentation components and systems and microwave products for the U.S. government, foreign governments, and aerospace companies. All of the Company's revenues result from sales of its products. Revenues by product group (as defined by the Company) for fiscal years 1999, 1998 and 1997 were as follows: Space and Communications, $33,846,000, $30,338,000 and $22,781,000, respectively; Microwave Components, $27,190,000,$10,460,000 and $9,414,000, respectively.

       Net sales to the U.S. Government in 1999, 1998, and 1997 accounted for approximately 17%, 26%, and 34% of net sales, respectively. One other customer accounted for 12% of net sales in 1999. Foreign sales amounted to approximately $17,680,000, $11,943,000, and $9,398000 in fiscal 1999,
       1998, and 1997, respectively.

       Included in accounts receivable as of August 1, 1999 and August 2, 1998 are amounts due from the U.S. Government of approximately $2,470,000 and $933,000, respectively.

NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       The  carrying  amounts  and  fair  values  of  the  Company's   financial
       instruments are presented below:

                                                August 1, 1999
                                                --------------
                                        Carrying Amount     Fair Value
                                        ---------------     ----------
           Cash and cash equivalents      $ 2,741,163      $ 2,741,163
           Long-term debt                  15,437,390       15,437,390
           Stand-by letters of credit           -              996,965

NOTE Q - SUBSEQUENT EVENTS

       On September 23, 1999, the Company closed on the sale of GMC's property in Amityville, New York and relocated the plant to a leased facility in Farmingdale, New York. The Company used the net proceeds from the sale of approximately $4,159,000, which approximates the net carrying value of the property, to partially fund the buy back of its common stock through open market purchases in September 1999.