Form 10-K405/A
period 1999-08-01
HERLEY INDUSTRIES INC /NEW
filed 1999-11-16
CIK 47035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE COMMISSION
                    For the fiscal year ended August 1, 1999

                           Commission File No. 0-5411

                             Herley Industries, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            23-2413500
    ------------------------------                           -----------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

   10 Industry Drive, Lancaster, Pennsylvania                          17603
   ------------------------------------------                        --------
   (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (717) 397-2777

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Exchange on
     Title of Class                                    which registered
     --------------                                   -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $12.0625 as of November 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,278,379.

     The number of shares outstanding of registrant's common stock, $.10 par value was 4,577,728 as of November 1, 1999.

     Documents incorporated by reference: None


C:\wp\SEC\Form10K\10k99\10KA99.wpd

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

             Name                 Age    Position(s) with the Company
--------------------------------  ---    --------------------------------------
Lee N. Blatt                       71    Chairman of the Board and
                                          Chief Executive Officer
Myron Levy                         59    President and Director
Anello C. Garefino                 52    Vice President-Finance, Treasurer
                                          and Chief Financial Officer
Allan L. Coon                      63    Senior Vice President
Adam J. Bottenfield                39    Vice President-Engineering
Ray Umbarger                       52    Vice President-Domestic Marketing
George Hopp                        61    Vice President-International Marketing
Mark A. Krumm                      53    Vice President-Business Development
Howard M. Eckstein                 48    Vice President
Mitchell Tuckman                   48    Vice President
Richard Poirier                    34    Vice President
Dr. Chandra Gupta                  45    Vice President
David H. Lieberman                 54    Secretary and Director
Adm.Thomas J. Allshouse  (Ret.)    74    Director, Member of Compensation and
                                          Audit Committees
Alvin M. Silver                    68    Director, Member of Compensation and
                                          Audit Committees
John A. Thonet                     49    Director
Adm. Edward K. Walker, Jr. (Ret.)  66    Director, Member of Compensation and
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

     Mr. Myron Levy has been President of the Company since June 1993 and served as Executive Vice President and Treasurer since May 1991, and prior thereto as Vice President for Business Operations and Treasurer since October 1988. For more than ten years prior to joining the Company, Mr. Levy, a certified public accountant, was employed in various executive capacities, including Vice-President, by Griffon Corporation (formerly Instrument Systems Corporation). Mr. Levy's term as a director expires at the 2001 annual meeting of stockholders.

     Mr. Anello C. Garefino has been employed by the Company in various executive capacities for more than the past five years. Mr. Garefino, a certified public accountant, was appointed Vice President-Finance, Treasurer and Chief Financial Officer in June 1993. From 1987 to January 1990, Mr. Garefino was Corporate Controller of Exide Corporation.

     Mr. Allan L. Coon joined the Company in 1992 and was appointed Senior Vice President in December 1998, and served as a Vice President since December 1995. Prior to joining the Company, Mr. Coon was Senior Vice President and Chief Financial Officer of Alpha Industries, Inc., a publicly traded company engaged in military and commercial electronic programs.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        2

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

     Mr. Howard M. Eckstein was appointed Vice President - General Manager , Herley Vega in December 1998 and was Vice President-New Product Development upon joining the Company in April 1998. Mr. Eckstein has 25 years experience in the design and development of aerospace telemetry equipment and systems. Mr. Eckstein served from 1992 to 1998 as Vice President - Advanced Products for L3 Communications, and as Vice President - Engineering from 1986 to 1992. Mr. Eckstein earned his Bachelors Degree in Electrical Engineering from the Pennsylvania State University and holds a Masters Degree in Engineering from the University of Pennsylvania.

     Mr. Mitchell Tuckman became a Vice President of Herley upon the acquisition of General Microwave Corporation ("GMC") in January 1999. At the time of the acquisition, Mr. Tuckman was President - Chief Executive Officer of GMC since March, 1995. He was Executive Vice President and Chief Operating Officer of GMC from August, 1994 until March, 1995. From June, 1993 until August, 1994, Mr. Tuckman was Vice President-Microwave Engineering of GMC. Prior to that, he was Chief Microwave Engineer of GMC.

     Mr. Richard Poirier joined Micro-Dynamics, Inc. ("MDI") in 1987 as a Microwave Engineer. Following the acquisition of MDI by Herley in 1992, Mr. Poirier was appointed Sales Manager of Herley-MDI. On September 30, 1999, Mr. Poirier became Vice President of Sales and Marketing for Herley's Microwave Components Product Group. Mr. Poirier received his Bachelor of Science in Electrical Engineering from Marquette University.

     Dr. Chandra Gupta joined the Herley-MDI division as Manager of Operations in September 1999, and was also appointed Vice President of Herley. Prior to joining the Company, Dr. Gupta was the Integrated Product Team Manager for Marconi North America, CNI Division. Dr. Gupta received his Ph.D and undergraduate degrees from the University of Wales, UK.

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

C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        3

Business Administration from Harvard University. Admiral Allshouse's term as a director expires at the 1999 annual meeting of stockholders.

     Mr. John A. Thonet has been a director of the Company since 1991 and President of Thonet Associates, an environmental consulting firm specializing in land planning and zoning matters for the past ten years. Mr. Thonet is the son-in-law of Mr. Blatt. Mr. Thonet's term as a director expires at the 2001 annual meeting of stockholders.

     Dr. Alvin M. Silver has been a director of the Company since October 1997. Since 1977, Dr. Silver has been Executive Vice President of the Ademco Division of Pittway Corporation. Dr. Silver holds a Bachelors Degree in Industrial Engineering from Columbia University, a Masters Degree in Industrial Engineering from Stevens Institute of Technology and a Doctor of Engineering Science Degree in Industrial Engineering/Operations Research from Columbia University. Dr. Silver is a Professor at the Frank G. Zarb School of Business of Hofstra University. Mr. Silver's term as a director expires at the 2001 annual meeting of stockholders.

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

ITEM ELEVEN - EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chairman/Chief Executive Officer, and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers") for services rendered for the fiscal years ended August 1, 1999, August 2, 1998, and August 3, 1997.

C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        4


                                            Summary Compensation Table

                            Annual Compensation (1)              Long-Term Compensation
                      ----------------------------------      ----------------------------
Name and                                                        Securities
Principal             Fiscal                                    Underlying     All Other
Position               Year       Salary(2)     Bonus(3)      Options/SARs(4) Compensation
------------------     ----      ----------    ---------      --------------- ------------
Lee N. Blatt           1999      $ 475,908     $ 538,126         500,000 (7)   $ 4,800 (6)
Chairman of            1998        485,549       303,191            -            4,800
the Board              1997        531,629       302,432         599,999 (5)     4,500

Myron Levy             1999      $ 329,166     $ 430,501         500,000 (7)   $ 9,525 (6)
President              1998        333,912       242,553            -            9,300
                       1997        307,764       181,460         400,000 (5)     9,000

Allan L. Coon          1999      $ 137,157    $   35,000          20,000 (7)   $ 6,622 (6)
Vice President         1998        110,011        30,000            -            6,153
                       1997        110,011         -              73,332 (5)     5,751

Anello C. Garefino     1999      $ 105,019    $   15,000          15,000 (7)   $ 4,068 (6)
Vice President         1998        100,760        20,000            -            3,845
Finance-Treasurer      1997        101,914          -             59,999 (5)     3,579

George Hopp            1999      $ 108,011    $    7,500          10,000 (7)   $ 1,494 (6)
Vice President         1998        107,615         7,500            -            1,488
                       1997        107,615          -             18,666 (5)     1,422

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

(5) Consisting of the following options issued in October 1996 for the right to purchase Common Stock of the Company at a price of $6.9375: Lee N. Blatt - 133,333; Myron Levy - 100,000, Allan L. Coon - 26,666, Anello C. Garefino - 13,333; options granted in February 1997 at a price of $8.3438 and repriced to $6.0938 in April 1997: Lee N. Blatt - 133,333, Myron Levy - 100,000,
     Allan L. Coon - 20,000, Anello C. Garefino - 20,000, and George Hopp - 5,333; and options granted in May 1997 at a price of $6.4688: Lee N. Blatt
     - 333,333, Myron Levy - 200,000, Allan L. Coon - 26,666, Anello C. Garefino
     - 26,666, and George Hopp - 13,333.

(6)  All Other Compensation  includes: (a) group term life insurance as follows:
     $4,725 for Mr. Levy, $2,387 for Mr. Coon, $902 for Mr. Garefino, and $1,494 for Mr. Hopp, and (b) contributions to the Company's 401(k) Plan as a pre-tax salary deferral as follows: $4,800 for each of Messrs. Blatt and Levy, $4,235 for Mr. Coon, and $3,166 for Mr. Garefino.

(7) Consisting of the following options issued in August 1998 for the right to purchase Common Stock of the Company at a price of $9.25: Lee N. Blatt - 250,000, Myron Levy - 250,000; options granted in December 1998 at a price of $11.44: Allan L. Coon - 10,000, Anello C. Garefino - 7,500, and George Hopp - 5,000; and at a price of $13.15 (at 115% of the market price on date of issue): Allan L. Coon - 10,000, Anello C. Garefino - 7,500, and George Hopp - 5,000; and options granted in June 1999 at a price of $12.13: Lee N. Blatt - 125,000, and Myron Levy - 125,000, and at a price of $13.94 (at 115% of the market price on date of issue): Lee N. Blatt - 125,000, and Myron Levy - 125,000.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        5

Option/SAR Grants in Last Fiscal Year



                                            Individual Grants
                         ----------------------------------------------------      Potential Realized Value at
                          Number of                                                  Assumed Annual Rates of
                         Securities     % of Total                                  Stock Price Appreciation
                         Underlying   Options Issued    Exercise                        Option Term (3)
                           Options    to Employees in     Price    Expiration   --------------------------------
Name                     Granted(1)   Fiscal Year(2)     ($/Sh)       Date         0%         5%          10%
----------------------   ----------   ---------------   --------   ----------   ------   ----------  -----------
Lee N. Blatt              125,000          10           $13.94       6/17/09    $ 0.00   $  725,831  $ 2,188,178
                          125,000          10            12.13       6/17/09      0.00      953,168    2,415,516
                          250,000          21             9.25       8/14/08      0.00    1,454,319    3,685,529

Myron Levy                125,000          10           $13.94       6/17/09    $ 0.00   $  725,831  $ 2,188,178
                          125,000          10            12.13       6/17/09      0.00      953,168    2,415,516
                          250,000          21             9.25       8/14/08      0.00    1,454,319    3,685,529

Allan L. Coon              10,000           1           $13.15      12/10/08    $ 0.00      $54,776     $165,135
                           10,000           1            11.44      12/10/08      0.00       71,933      182,292

Anello C. Garefino          7,500           1           $13.15      12/10/08    $ 0.00      $41,082     $123,851
                            7,500           1            11.44      12/10/08      0.00       53,950      136,719

George Hopp                 5,000           -           $13.15      12/10/08    $ 0.00      $27,388      $82,568
                            5,000           -            11.44      12/10/08      0.00       35,966       91,146
--------

(1) Options were issued in fiscal 1999 at 100% and at 115% of the closing price of the Company's Common Stock on dates of issue and vest as follows: Lee N. Blatt and Myron Levy - 250,000 options each which vest at date of grant, and 250,000 options each - one-third of which vest at date of grant, one-third vest one year from date of grant and the balance vest two years from date of grant; Allan L. Coon, Anello C. Garefino, and George Hopp one-fifth of the options vest one year from date of grant and one-fifth each year thereafter.

(2) Total options issued to employees and directors in fiscal 1999 were for 1,250,500 shares of Common Stock.

(3) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the Common Stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the Common Stock. The column headed "0%" is included to demonstrate that the options were issued with an exercise price greater than or equal to the trading price of the Common Stock so that the holders of the options will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        6

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

     The following table sets forth stock options exercised during fiscal 1999 and all unexercised stock options and warrants held by the named executive officers as of August 1, 1999.

                                                                                             Value of
                                                      Number of Unexercised          Unexercised In the-Money
                                                      Options and Warrants             Options and Warrants
                       Shares                         at Fiscal Year-End(2)           at Fiscal Year-End (3)
                     Acquired on       Value       ----------------------------    ----------------------------
Name                 Exercise(#)  Realized($)(1)   Exercisable    Unexercisable    Exercisable    Unexercisable
-------------------  -----------  --------------   -----------    -------------    -----------    -------------
Lee N. Blatt            261,113     $ 2,066,512       383,333       166,666        $ 1,450,000     $ 770,830
Myron Levy              338,892       2,615,042       316,667       166,666            834,380       770,830
Allan L. Coon             5,000          37,967        57,332        16,000            388,806        25,266
Anello C. Garefino       38,890         354,472        16,333        12,000            127,860        18,950
George Hopp              -               -             14,890        15,999            109,369        71,875

--------

(1) Values are calculated by subtracting the exercise price from the trading price of the Common Stock as of the exercise date.

(2) Adjusted to give effect to a four-for-three stock split on September 30, 1997.

(3) Based upon the trading price of the Common Stock of $13.875 on August 1, 1999.

Employment Agreements

     Lee N. Blatt has entered into an employment agreement with the Company, dated as of October 1, 1998, (as modified January 26, 1999 and June 17, 1999), which provides for a four year and three month term, terminating on December 31, 2002. Pursuant to the agreement, Mr. Blatt receives compensation consisting of a base salary of $587,972, with an annual cost of living increase and an incentive bonus. Mr. Blatt's incentive bonus is 5% of the pretax income of the Company in excess of $2,000,000.

     Myron Levy has entered into an employment agreement with the Company, dated as of October 1, 1998, (as modified January 26, 1999 and June 17, 1999), which provides for a four year and three month term, terminating on December 31, 2002, and a five year consulting period commencing at the end of the active employment period. Pursuant to the agreement, Mr. Levy receives compensation consisting of a base salary of $433,876, with an annual cost of living increase and an incentive bonus. Mr. Levy's incentive bonus is 4% of the pretax income of the Company in excess of $2,000,000. Mr. Levy's compensation during the consulting period is at the annual rate of $100,000.

     The employment agreements with Messrs. Blatt and Levy provide for certain payments following death or disability. The employment agreements also provide, in the event of a change in control of the Company, as defined therein, the right, at their election, to terminate the agreement and receive a lump sum payment of approximately three times their annual salary.

     Allan L. Coon has entered into a severance agreement with the Company, dated June 11, 1997, which provides that in the event Mr. Coon is terminated other than for cause prior to June 12, 1999, he is entitled to two years' base salary and in the event he is so terminated after June 11, 1999 and before June 12, 2002, he is entitled to one year's base salary. Mr. Coon's base salary as of November 1, 1999 is $175,000.

     Anello C. Garefino has entered into a severance agreement with the Company, dated February 18, 1998, which provides that in the event Mr. Garefino is terminated other than for cause prior to February 19, 2000, he is entitled to two years' base salary and in the event he is so terminated after February 18, 2000 and before February 19, 2003, he is entitled to one year's base salary. Mr. Garefino's base salary as of November 1, 1999 is $105,000.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        7

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


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        8

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the indicated information as of November 1, 1999 with respect to the beneficial ownership of the Company's securities by:
(i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Company, and (iii) by all executive officers and directors as a group:


                                                       Shares of Common
                                                      Stock Beneficially
                                                         Owned (1)(5)
                                                      -------------------
Name                                                  Shares      Percent
------------------------------------------------      -------     -------
Lee N. Blatt (2)(4)(5)..........................      604,263      12.0%
Myron Levy (4)(5)...............................      628,941      12.6%
Anello C. Garefino (4)..........................       44,031       1.0%
Allan L. Coon (4)...............................       51,332       1.1%
George Hopp (4).................................       21,334
Adam J. Bottenfield (4).........................       25,834
Ray Umbarger (4)................................       20,287
Mark A. Krumm (4)...............................        5,000
Howard M. Eckstein (4)..........................        7,500
Mitchell Tuckman (4)............................        4,000
Richard Poirier (4).............................        5,150
Adm. Thomas J. Allshouse (4)(5).................       34,666
David H. Lieberman (4)(5).......................       13,933
John A. Thonet (3)(4)(5)........................       39,693
Alvin M. Silver (4).............................       24,000
Adm. Edward K. Walker, Jr. (Ret.) (4)...........       16,000
Kennedy Capital Management, Inc. (6)............      648,712      14.2%
Fidelity Management & Research, Inc. (7)........      450,566       9.8%
Emerald Asset Management, Inc. (8)..............      321,170       7.0%
Directors and executive
  officers  as a group
  (16 persons)..................................    1,545,964      27.2%
---------

(1) No executive officer or director owns more than one percent of the outstanding shares of Common Stock unless otherwise indicated. Ownership represents sole voting and investment power.

(2) Does not include an aggregate of 285,102 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol, Patrick Rossignol and Allyson Gerber, of which Mr. Blatt disclaims beneficial ownership.

(3) Does not include 109,332 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 24,278 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.

(4) Includes shares subject to options exercisable within the 60 days after November 1, 1999 at prices ranging from $2.535 to $16.46 per share pursuant to the Company's Stock Plans: Lee N. Blatt - 333,333, Myron Levy - 333,333, Anello C. Garefino - 6,000, Allan L. Coon - 51,332, George Hopp - 16,890, Adam J. Bottenfield - 23,999, Ray Umbarger - 19,334, Mark A. Krumm - 5,000, Howard Eckstein - 7,500, Mitchell Tuckman - 4,000, Richard Poirier - 4,933, Adm. Thomas J. Allshouse - 23,333, David H. Lieberman - 13,333, John A. Thonet - 23,333, Alvin M. Silver - 15,000, Edward K. Walker - 15,000.

(5) Includes shares subject to outstanding warrants exercisable within 60 days after November 1, 1999 at a price of $4.6406: Lee N. Blatt - 133,333, Myron Levy - 66,667, Anello C. Garefino - 13,333.

(6)  Address is 10829 Olive Boulevard, St. Louis, Missouri 63141.

(7)  Address is 82 Devonshire  Street , Boston,  Massachusetts  02109.

(8)  Address is 1857 William Penn Way, Suite 203, Lancaster, Pennsylvania 17605.

C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                        9

Stock Plans

     Certain officers and directors of the Company hold options or warrants to purchase Common Stock under the Company's 1992 Non-Qualified Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, and 1998 Stock Option Plan (collectively, the "Stock Plans"), and under certain warrant agreements.

     1992 Non-Qualified Stock Option Plan. The 1992 Non-Qualified Stock Option Plan covers 1,333,333 shares of Common Stock. Under the terms of the plan, the purchase price of the shares, subject to each option granted, is 100% of the fair market value at the date of grant. The date of exercise is determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 50% of the shares can be exercised each year beginning one year after the date of grant. The options expire ten years from the date of grant. In December 1995, this plan was terminated except for outstanding options thereunder. At August 1, 1999, non-qualified options to purchase 12,668 shares of Common Stock were outstanding under this plan.

     1996 Stock Option Plan. The 1996 Stock Option Plan covers 666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. At August 1, 1999, non-qualified options to purchase 79,663 shares of Common Stock were outstanding under this plan.

     1997 Stock Option Plan. The 1997 Stock Option Plan covers 1,666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 875,500 shares of Common Stock were granted during the fiscal year ended August 1, 1999. At
August 1, 1999, options to purchase 927,282 shares of Common Stock were outstanding under this plan.

     1998 Stock Option Plan. The 1998 Stock Option Plan covers 1,500,000 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 375,000 shares of Common Stock were granted during the fiscal year ended August 1, 1999. At
August 1, 1999, options to purchase 375,000 shares of Common Stock were outstanding under this plan.

     On August 14, 1998, the Company issued 10 year options to purchase 250,000 shares of Common Stock at a price of $9.25 per share, the fair market value at the date of grant, under these plans to each of Lee N. Blatt and Myron Levy, which options vest one third on each of the grant date and on the first and second anniversary dates of the grant date. On June 17, 1999, the Company issued 10 year options under these plans, which options vest immediately, to each of Lee N. Blatt and Myron Levy to purchase 125,000 shares of Common Stock at a price of $12.13 per share, the fair market value at the date of grant; and options to purchase 125,000 shares of Common Stock at a price of $13.94 per share, which was 115% of the fair market value at the date of grant.

     Warrant Agreements. In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of Common Stock at an exercise price of $5.3475 per share, which was the closing price of the Common Stock on the date of issue. In December 1995, warrants with respect to 533,333 of these shares were canceled, and the remaining 40,000 warrants were exercised in March 1998. In December 1995, warrants were issued to certain officers for the right to acquire 293,333 shares of Common Stock at an exercise price of $4.6425 per share at date of issue. These warrants expire December 13, 2005. During fiscal 1998, warrants to purchase 66,667 shares of Common Stock

C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                       10
were exercised at a price of $4.6425. At August 1, 1999, warrants to purchase 213,333 shares of Common Stock at $4.6425 per share were outstanding.

Employee Savings Plan

     The Company maintains an Employee Savings Plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to contribute between 2% and 15% of their salaries to the plan. The Company, at its discretion, can contribute 100% of the first 2% of the employees' salary so contributed and 25% of the next 4% of salary. Additional Company contributions can be made, depending on profits. The aggregate benefit payable to an employee depends upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company recognized expenses of approximately $266,000 for the 52 weeks ended August 1, 1999, and approximately $197,000 and $181,000 for the 52 weeks ended August 2, 1998 and the 53 weeks ended August 3, 1997, respectively. For the year ended August 1, 1999, $4,800, $4,800, $4,235, and $3,166 was contributed by the Company to this plan for Messrs. Blatt, Levy, Coon and Garefino, respectively, and $32,146 was contributed for all officers and directors as a group.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 23, 1999, the Company closed on the sale of GMC's property in Amityville, New York and relocated the plant to a leased facility in Farmingdale, New York. The Company entered into a 10 year lease agreement with a partnership owned by the children of certain officers of the Company. The lease provides for initial minimum annual rent of $312,390, subject to escalation of approximately 4% annually throughout the 10 year term. The Company believes that these rents are at the fair market value. The outside directors of the Company unanimously approved this transaction.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                       11

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of November, 1999
                                               Herley Industries, Inc.

                                               By: /s/ Lee N. Blatt
                                                  --------------------------
                                                    Lee N. Blatt
                                                    Chairman of the Board
                                                    (Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 1999 by the following persons in the capacities indicated:

         Signature                             Title
----------------------------------         ------------------------

/s/ Lee N. Blatt                           Chairman of the Board
-------------------------                  (Chief Executive Officer)
Lee N. Blatt

/s/ Myron Levy                             President and Director
-------------------------
Myron Levy

/s/ Anello C. Garefino                     Vice President - Finance, Treasurer
-------------------------                  (Chief Financial Officer and
Anello C. Garefino                          Principal Accounting Officer)

/s/ Thomas J. Allshouse                    Director
-------------------------
Thomas J. Allshouse

/s/ David H. Lieberman                     Secretary and Director
-------------------------
David H. Lieberman

/s/ John Thonet                            Director
-------------------------
John Thonet

/s/Alvin M. Silver                         Director
-------------------------
Alvin M. Silver

/s/ Edward K. Walker, Jr.                  Director
-------------------------
Edward K. Walker, Jr.


C:\wp\SEC\Form10K\10k99\10KA99.wpd
                                       12