Form 10-Q
period 1999-10-31
HERLEY INDUSTRIES INC /NEW
filed 1999-12-14
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period ended: October 31, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to.........................

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

As of December 3, 1999 - 4,547,728 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                      PAGE
                                                                         ----
Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           October 31, 1999 and August 1, 1999                             2

     Consolidated Statements of Income  -
           For the thirteen weeks ended
           October 31, 1999 and November 1, 1998                           3

     Consolidated Statements of Cash Flows -
           For the thirteen weeks ended
           October 31, 1999 and November 1, 1998                           4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk      9

PART II -OTHER   INFORMATION                                              10

           Signatures                                                     11


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 October 31,     August 1,
                                                                    1999           1999
                                                                  ---------      ---------
                                                                  Unaudited       Audited
                         ASSETS
Current Assets:
        Cash and cash equivalents                               $  1,809,591   $  2,741,163
        Accounts receivable                                       10,398,719     10,678,638
        Other receivables                                            214,166        212,515
        Inventories                                               20,761,753     19,880,370
        Deferred taxes and other                                   2,983,004      2,703,179
                                                                  ----------     ----------
                                Total Current Assets              36,167,233     36,215,865

Property, Plant and Equipment, net                                18,188,615     21,888,553
Intangibles, net of amortization of $2,336,761 at
   October 31, 1999 and $2,137,459 at August 1, 1999              13,374,351     13,573,653
Available-for-sale Securities                                        147,576        148,105
Other Investments                                                    961,045        947,983
Other Assets                                                       1,253,076      1,282,078
                                                                  ----------     ----------
                                                                $ 70,091,896   $ 74,056,237
                                                                  ==========     ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt                       $    146,201   $    258,383
        Accounts payable and accrued expenses                      9,390,056      8,035,211
        Income taxes payable                                         813,342        276,160
        Reserve for contract losses                                1,333,000      1,505,048
        Advance payments on contracts                                511,856        438,538
                                                                  ----------     ----------
                                Total Current Liabilities         12,194,455     10,513,340
Long-term Debt                                                    14,398,708     15,437,390
Deferred Income Taxes                                              5,572,880      5,143,837
Minority interest                                                     62,062         62,062
                                                                  ----------     ----------
                                                                  32,228,105     31,156,629
                                                                  ----------     ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          4,577,728 at October 31, 1999
          and 5,030,283 at August 1, 1999                            457,773        503,028
        Additional paid-in capital                                 8,124,842     15,071,964
        Retained earnings                                         29,281,176     27,324,616
                                                                  ----------     ----------
                                Total Shareholders' Equity        37,863,791     42,899,608
                                                                  ----------     ----------
                                                                $ 70,091,896   $ 74,056,237
                                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Thirteen weeks ended
                                                               ----------------------
                                                            October 31,      November 1,
                                                               1999             1998
                                                            -----------      -----------
Net sales                                                  $ 16,139,277     $ 11,650,845
                                                             ----------       ----------

Cost and expenses:
       Cost of products sold                                  9,665,049        6,771,320
       Selling and administrative expenses                    3,246,001        2,123,773
                                                             ----------       ----------
                                                             12,911,050        8,895,093
                                                             ----------       ----------

             Operating income                                 3,228,227        2,755,752
                                                             ----------       ----------

Other income (expense):
       Investment income                                         54,254          103,117
       Interest expense                                        (271,921)        (101,916)
                                                             ----------       ----------
                                                               (217,667)           1,201
                                                             ----------       ----------

             Income before income taxes                       3,010,560        2,756,953
Provision for income taxes                                    1,054,000          965,000
                                                             ----------       ----------

             Net income                                    $  1,956,560     $  1,791,953
                                                             ==========       ==========

Earnings per common share - Basic                              $ .40            $ .34
                                                                 ===              ===

       Basic weighted average shares                          4,883,268        5,295,245
                                                              =========        =========

Earnings per common share - Diluted                            $ .38            $ .32
                                                                 ===              ===

       Diluted weighted average shares                        5,176,081        5,538,266
                                                              =========        =========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Thirteen weeks ended
                                                                         --------------------------
                                                                         October 31,    November 1,
                                                                            1999           1998
                                                                         ----------     ----------
Cash flows from operating activities:
      Net income                                                       $  1,956,560    $ 1,791,953
                                                                         ----------     ----------
      Adjustments to reconcile net income to
         net cash provided by operations:
          Depreciation and amortization                                     938,311        613,043
          (Gain) loss on disposal of property and equipment                 (18,327)         7,841
          Equity in income of limited partnership                           (13,062)       (21,599)
          (Increase) in deferred tax assets                                 (90,580)       -
          Increase in deferred tax liabilities                              429,043        318,500
          Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                  279,919     (1,091,654)
               (Increase) in costs incurred and income recognized
                  in excess of billings on uncompleted contracts            -           (1,271,921)
               (Increase) decrease  in other receivables                     (1,651)         1,296
               Decrease in prepaid income taxes                             -              377,448
               (Increase) decrease  in inventories                         (881,383)       414,943
               (Increase) in prepaid expenses and other                    (189,245)      (170,666)
               Increase in accounts payable and accrued expenses          1,354,845         97,419
               Increase in income taxes payable                             537,182        259,525
               (Decrease) in reserve for contract losses                   (172,048)       (59,080)
               Increase (decrease) in advance payments on contracts          73,318       (229,590)
               Other, net                                                       529        (15,111)
                                                                         ----------     ----------
                    Total adjustments                                     2,246,851       (769,606)
                                                                         ----------     ----------

          Net cash provided by operating activities                       4,203,411      1,022,347
                                                                         ----------     ----------

Cash flows from investing activities:
      Acquisition of stock                                                  -           (6,298,205)
      Proceeds from sale of property and equipment                        4,124,505          1,250
      Capital expenditures                                               (1,116,247)      (499,059)
                                                                         ----------     ----------
          Net cash provided by (used in) investing activities             3,008,258     (6,796,014)
                                                                         ----------     ----------

Cash flows from financing activities:
      Borrowings under bank line of credit                                  -            3,500,000
      Proceeds from exercise of stock options                               158,873        316,149
      Payments under lines of credit                                     (1,000,000)    (4,200,000)
      Payments of long-term debt                                           (150,864)        (8,428)
      Purchase of treasury stock                                         (7,151,250)      (340,469)
                                                                         ----------     ----------
          Net cash used in financing activities                          (8,143,241)      (732,748)
                                                                         ----------     ----------

          Net decrease in cash and cash equivalents                        (931,572)    (6,506,415)

Cash and cash equivalents at beginning of period                          2,741,163     10,689,193
                                                                         ----------     ----------

Cash and cash equivalents at end of period                             $  1,809,591    $ 4,182,778
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at August 1,1999) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. Inventories at October 31, 1999 and August 1,1999 are summarized as follows:

                                            October 31, 1999   August 1,1999
                                            ----------------   -------------
        Purchased parts and raw materials     $ 10,611,809    $  9,862,727
        Work in process                          9,461,143       8,780,767
        Finished products                          688,801       1,236,876
                                                ----------      ----------
                                              $ 20,761,753    $ 19,880,370
                                                ==========      ==========

3. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:
                                                    Thirteen weeks ended
                                             ----------------------------------
                                             October 31, 1999  November 1, 1998
                                             ----------------  ----------------
     Numerator:
       Net Income                             $ 1,956,560       $ 1,791,953
                                                =========         =========
     Denominator:
       Basic weighted-average shares            4,883,268         5,295,245
        Effect of dilutive securities:
         Employee stock options and warrants      292,813           243,021
                                                ---------         ---------
       Diluted weighted-average shares          5,176,081         5,538,266
                                                =========         =========

     Earnings per common share - Basic            $ .40             $ .34
                                                    ===               ===

     Earnings per common share - Diluted          $ .38             $ .32
                                                    ===               ===

     Options and warrants to purchase 2,652,175 shares of common stock, with exercise prices ranging from $13.88 to $16.46 were outstanding during the first quarter of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares during the period. The options and warrants, which expire at various dates through September 24, 2009, were still outstanding as of October 31, 1999. Options and warrants to purchase 1,967,333 shares of common stock, with exercise prices ranging from $9.25 to $14.40 were outstanding during the first quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares during the period.

4. Supplemental cash flow information is as follows:

                                           October 31, 1999   November 1, 1998
                                           ----------------   ----------------
     Cash paid during the period for:
         Interest                              $ 267,598         $   29,110
         Income Taxes                             98,146             10,300
     Cashless exercise of stock options           -                  34,384
     Tax benefit related to stock options         -                  93,000

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

Results of Operations
---------------------
Thirteen weeks ended October 31, 1999 and November 1, 1998
----------------------------------------------------------
Net sales for the 13 weeks ended October 31, 1999 were approximately $16,139,000 compared to $11,651,000 in the first quarter of fiscal 1999. The sales increase of $4,488,000 (38.5%) is primarily attributable to revenue generated by General Microwave of $4,054,000, which was acquired in the second quarter of fiscal 1999, and increased volume in microwave products of $1,580,000, offset by a reduction in flight instrumentation products of $1,146,000.

Gross profit of 40.1% for the 13 weeks ended October 31, 1999 declined from that of the first quarter in the prior year of 41.9%, despite the increased absorption of fixed costs from the higher sales volume, due to slightly lower margins on microwave products.

Selling and administrative expenses for the 13 weeks ended October 31, 1999 were $3,246,000 compared to $2,124,000 in the first quarter of fiscal 1999, an increase of $1,122,000. Included in the quarter are selling and administrative expenses of General Microwave of $1,050,000.

Liquidity and Capital Resources
-------------------------------
As of October 31, 1999 and August 1, 1999, working capital was approximately $23,973,000 and $25,703,000, respectively, and the ratio of current assets to current liabilities was 2.97 to 1 and 3.44 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $512,000 at October 31, 1999, and $439,000 at August 1, 1999.

Net cash provided by operations during the quarter was approximately $4,203,000 as compared to $1,022,000 in the first quarter of fiscal 1999. The increase in cash provided by operations was primarily due to decreases in the Company's working capital.

Net cash provided by investing activities consists of the net proceeds of $4,125,000 from the sale of the General Microwave facility in Amityville, N.Y., offset by $1,116,000 incurred for capital expenditures.

The Company has a revolving loan agreement with a bank for an aggregate of $20,000,000 which expires January 31, 2001. As of October 31, 1999 and August 1, 1999, the Company had borrowings outstanding of $11,500,000 and $12,500,000, respectively.

During the quarter ended October 31, 1999, the Company received net proceeds of approximately $159,000 from the exercise of common stock options by employees and acquired 477,000 shares of treasury stock through open market purchases at a cost of $7,151,000. Such shares have been retired. The Company has acquired an aggregate of 823,050 shares under the 1,250,000 share buyback programs approved by the Board of Directors.

At October 31, 1999, the Company had cash and cash equivalents of approximately $1,810,000.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. There have been no material changes in market risk to the Company since its fiscal year end as disclosed in the Company's Annual Report Form 10K as of August 1, 1999.

As of October 31, 1999, the Company holds an investment in the common stock of a public company that is exposed to price risk with a cost basis and a fair market value basis of $143,330.

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



                                                     HERLEY INDUSTRIES, INC.
                                                     -----------------------
                                                            Registrant




                                              BY:  /S/  Myron Levy
                                                  ------------------------
                                                    Myron Levy, President



                                              BY:  /S/  Anello C. Garefino
                                                  -------------------------
                                                    Anello C. Garefino
                                                  Principal Financial Officer


DATE:  December 13, 1999