Form 10-Q
period 2000-01-30
HERLEY INDUSTRIES INC /NEW
filed 2000-03-14
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period ended: January 30, 2000
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period................... from to....................

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          #23-2413500
-------------------------------                           -----------------
(State or other jurisdiction of                          (I.R.S.  Employer
  incorporation or organization)                          Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                         17603
------------------------------------------                        --------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, including Area Code:              (717) 397-2777
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

As of March 9, 2000 - 4,622,921 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                     PAGE
                                                                        ----

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           January 30, 2000 and August 1, 1999                             2

     Consolidated Statements of Income  -
           For the thirteen and twenty-six weeks ended
           January 30, 2000 and January 31, 1999                           3

     Consolidated Statements of Cash Flows -
           For the thirteen and twenty-six weeks ended
           January 30, 2000 and January 31, 1999                           4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk     10

PART II -OTHER   INFORMATION                                              11

           Signatures                                                     13

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    January 30,      August 1,
                                                                       2000            1999
                                                                   -------------  -------------
                                                                     Unaudited       Audited
                        ASSETS
Current Assets:
        Cash and cash equivalents                                    $ 3,486,190   $ 2,741,163
        Accounts receivable                                           13,445,651    10,678,638
        Other receivables                                                223,347       212,515
        Inventories                                                   23,662,103    19,880,370
        Deferred taxes and other                                       3,009,197     2,703,179
                                                                     -----------   -----------
                               Total Current Assets                   43,826,488    36,215,865
Property, Plant and Equipment, net                                    19,089,171    21,888,553
Intangibles, net of amortization of $2,555,739 at
         January 30, 2000 and $2,137,459 at August 1, 1999            17,742,194    13,573,653
Available-for-sale Securities                                            147,576       148,105
Other Investments                                                        983,199       947,983
Other Assets                                                           1,340,516     1,282,078
                                                                     -----------   -----------
                                                                     $83,129,144   $74,056,237
                                                                     ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                            $   279,119   $   258,383
        Notes payable - other                                          1,535,468          --
        Accounts payable and accrued expenses                          9,262,920     8,035,211
        Income taxes payable                                             916,761       276,160
        Reserve for contract losses                                    1,340,344     1,505,048
        Advance payments on contracts                                  1,431,087       438,538
                                                                     -----------   -----------
                               Total Current Liabilities              14,765,699    10,513,340
Long-term Debt                                                        23,071,033    15,437,390
Deferred Income Taxes                                                  5,572,880     5,143,837
Minority interest                                                         62,062        62,062
                                                                     -----------   -----------
                                                                      43,471,674    31,156,629
                                                                     -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          4,600,699 at January 30, 2000
          and 5,030,283 at August 1, 1999                                460,070       503,028
        Additional paid-in capital                                     8,290,148    15,071,964
        Retained earnings                                             30,907,252    27,324,616
                                                                     -----------   -----------
                               Total Shareholders' Equity             39,657,470    42,899,608
                                                                     -----------   -----------
                                                                     $83,129,144   $74,056,237
                                                                     ===========   ===========

The accompanying notes are an integral part of these financial statements


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                Thirteen weeks ended           Twenty-six weeks ended
                                             January 30,     January 31,     January 30,     January 31,
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------

Net sales                                   $ 16,217,470    $ 14,532,161    $ 32,356,747    $ 26,183,006
                                            ------------    ------------    ------------    ------------

Cost and expenses:
      Cost of products sold                   10,313,557       8,920,244      19,978,606      15,691,564
      Selling and administrative expenses      3,141,823       2,528,057       6,387,824       4,651,830
                                            ------------    ------------    ------------    ------------
                                              13,455,380      11,448,301      26,366,430      20,343,394
                                            ------------    ------------    ------------    ------------

          Operating income                     2,762,090       3,083,860       5,990,317       5,839,612
                                            ------------    ------------    ------------    ------------

Other income (expense):
      Investment income                           47,119          82,539         101,373         185,656
      Interest expense                          (309,133)       (163,272)       (581,054)       (265,188)
                                            ------------    ------------    ------------    ------------
                                                (262,014)        (80,733)       (479,681)        (79,532)
                                            ------------    ------------    ------------    ------------

          Income before income taxes           2,500,076       3,003,127       5,510,636       5,760,080

Provision for income taxes                       874,000       1,051,000       1,928,000       2,016,000
                                            ------------    ------------    ------------    ------------

          Net income                        $  1,626,076    $  1,952,127    $  3,582,636    $  3,744,080
                                            ============    ============    ============    ============


Earnings per common share - Basic               $.36            $.37            $.76            $.71
                                                ====            ====            ====            ====

      Basic weighted average shares            4,563,286       5,290,225       4,684,214       5,281,957
                                               =========       =========       =========       =========

Earnings per common share -Diluted              $.34            $.34            $.72            $.67
                                                ====            ====            ====            ====

      Diluted weighted average shares          4,844,369       5,696,776       4,971,652       5,614,895
                                               =========       =========       =========       =========


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Twenty-six weeks ended
                                                                      January 30,     January 31,
                                                                         2000            1999
                                                                     ------------    ------------
Cash flows from operating activities:
      Net income                                                     $  3,582,636    $  3,744,080
                                                                     ------------    ------------
      Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
          Depreciation and amortization                                 1,913,305       1,325,890
          (Gain) loss on disposal of property and equipment               (18,327)          7,841
          Equity in income of limited partnership                         (35,216)        (47,059)
          (Increase) in deferred tax assets                               (90,580)       (316,326)
          Increase in deferred tax liabilities                            429,043         952,425
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                 (648,754)        652,731
              (Increase) in costs incurred and income recognized
                 in excess of billings on uncompleted contracts              --        (2,395,591)
              (Increase) decrease in other receivables                    (10,832)         30,883
              Decrease in prepaid income taxes                               --           377,448
              (Increase) decrease in inventories                       (1,916,464)      1,431,491
              (Increase) decrease in prepaid espenses and other          (182,775)          5,418
              Increase (decrease) in accounts payable
                and accrued expenses                                      368,775      (1,477,930)
              Increase (decrease) in income taxes payable                 630,601        (109,858)
              (Decrease) in reserve for contract losses                  (164,704)        (59,080)
              Increase (decrease) in advance payments on contracts        620,381        (878,729)
              Other, net                                                      730          64,565
                                                                     ------------    ------------
                  Total adjustments                                       895,183        (435,881)
                                                                     ------------    ------------

          Net cash provided by operating activities                     4,477,819       3,308,199
                                                                     ------------    ------------

Cash flows from investing activities:
      Acquisition of business, net of cash acquired                    (6,020,000)    (20,101,475)
      Proceeds from sale of property and equipment                      4,124,505           1,250
      Capital expenditures                                             (1,794,226)       (990,869)
                                                                     ------------    ------------
          Net cash used in investing activities                        (3,689,721)    (21,091,094)
                                                                     ------------    ------------

Cash flows from financing activities:
      Borrowings under bank line of credit                             11,500,000      19,400,000
      Proceeds from exercise of stock options and warrants                226,624         398,201
      Payments under lines of credit                                   (4,000,000)     (8,900,000)
      Payments of long-term debt                                         (204,320)       (309,370)
      Purchase of treasury stock                                       (7,565,375)     (1,583,700)
                                                                     ------------    ------------
          Net cash provided by (used in) financing activities             (43,071)      9,005,131
                                                                     ------------    ------------

          Net (decrease) increase in cash and cash equivalents            745,027      (8,777,764)

Cash and cash equivalents at beginning of period                        2,741,163      10,689,193
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $  3,486,190    $  1,911,429
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at August 1, 1999) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction, which closed on February 1, 2000, provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,135,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841shares, based on new orders booked through January 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Robinson at January 30, 2000, and the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $4,587,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price of $6,534,000 will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the thirteen and twenty-six weeks ended January 31, 1999 would have been approximately $16,888,000, $1,997,000, $.38, and $0.35, and approximately $30,510,000, $3,582,000, $.68, and
     $0.64, respectively, and for the twenty-six weeks ended January 30, 2000 would have been approximately $35,066,000, $3,246,000, $.69, and $.65, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, the amortization of intangibles, and additional interest on bank borrowings arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected at the beginning of fiscal 1999.

     Notes payable - other at January 30, 2000 consists of bank debt of $946,849 and notes payable to a former shareholder of Robinson in the amount of $588,619. The notes and bank debt were paid at the time of closing.

3. Inventories at January 30, 2000 and August 1, 1999 are summarized as follows:

                                            January 30, 2000     August 1, 1999
                                            ----------------     --------------

        Purchased parts and raw materials      $ 11,022,075       $  9,862,727
        Work in process                          11,976,276          8,780,767
        Finished products                           663,752          1,236,876
                                                 ----------         ----------
                                               $ 23,662,103       $ 19,880,370
                                                 ==========         ==========

4. In January 2000, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2002. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The aggregate rate was 7.15% at January 30, 2000, including an increment of 1.80%. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. Borrowings under the line were $20,000,000 at January 30, 2000. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At January 30, 2000, stand- by letters of credit aggregating $1,135,122 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                     Thirteen weeks ended
                                                     --------------------
                                                   January 30,   January 31,
                                                      2000           1999
                                                   -----------   -----------
     Numerator:
        Net Income                                  $1,626,076    $1,952,127
                                                     =========     =========
     Denominator:
        Basic weighted-average shares                4,563,286     5,290,225
           Effect of dilutive securities:
              Employee stock options and warrants      281,083       406,551
                                                     ---------     ---------
        Diluted weighted-average shares              4,844,369     5,696,776
                                                     =========     =========

     Earnings per common share - Basic                 $.36          $.37
                                                        ===           ===

     Earnings per common share - Diluted               $.34          $.34
                                                        ===           ===

     Options and warrants to purchase 2,648,675 shares of common stock, with exercise prices ranging from $13.88 to $16.46, were outstanding during the second quarter of fiscal 2000, but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through December 28, 2009, were still outstanding as of January 30, 2000. Options and warrants to purchase 2,582,342 shares of common stock, with exercise prices ranging from $12.19 to $16.46, were outstanding during the second quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

                                                     Twenty-six weeks ended
                                                     ----------------------
                                                   January 30,    January 31,
                                                      2000           1999
                                                   -----------    -----------
     Numerator:
        Net Income                                  $3,582,636     $3,744,080
                                                     =========      =========
     Denominator:
        Basic weighted-average shares                4,684,214      5,281,957
           Effect of dilutive securities:
              Employee stock options and warrants      287,437        332,938
                                                     ---------      ---------
        Diluted weighted-average shares              4,971,652      5,614,895
                                                     =========      =========

     Earnings per common share - Basic                 $.76           $.71
                                                        ===            ===

     Earnings per common share - Diluted               $.72           $.67
                                                        ===            ===

     Options and warrants to purchase 2,648,675 shares of common stock, with exercise prices ranging from $13.88 to $16.46, were outstanding during the first six months of fiscal 2000, but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through December 28, 2009, were still outstanding as of January 30, 2000. Options and warrants to purchase 2,630,175 shares of common stock, with exercise prices ranging from $10.81 to $16.46, were outstanding during the first six months of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

6.   Supplemental cash flow information is as follows:

                                                  January 30,    January 31,
                                                     2000           1999
                                                  -----------    -----------
      Cash paid during the period for:
          Interest                                $   168,990    $   198,100
          Income Taxes                              1,119,758      1,206,058
      Cashless exercise of stock options               47,119        228,353
      Warrants issued for business acquired             -          1,450,000
      Common stock issued for business acquired       513,977          -
      Tax benefit related to stock options            161,000        210,000

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

Results of Operations
---------------------
Thirteen weeks ended January 30, 2000 and January 31, 1999
----------------------------------------------------------
Net sales for the thirteen weeks ended January 30, 2000 were $16,217,000 compared to $14,532,000 in the second quarter of fiscal 1999. The sales increase of $1,685,000 (11.6%) is primarily attributable to revenue generated by General Microwave, which was included in fiscal 1999 for one month, of $2,863,000, and revenue of $816,000 from Robinson Labs which was acquired as of January 3, 2000. In addition microwave products revenue increased $596,000 in the second quarter fiscal 2000 as compared to fiscal 1999. These increases in revenue from the microwave technology group were offset by reductions in revenues from flight instrumentation products of $2,590,000.

The gross profit margin of 36.4%, in the thirteen weeks ended January 30, 2000, was 2.2 percentage points lower than the margin of 38.6% in the second quarter of the prior year. The decrease is due to lower margins on microwave components, and certain foreign contracts, as well as lower margins than the Company's historical margins from the General Microwave revenues.

Selling and administrative expenses for the thirteen weeks ended January 30, 2000 increased $614,000 as compared to the second quarter of fiscal 1999. Selling and administrative expenses of General Microwave account for $658,000 of the increase, and Robinson Labs accounts for $143,000. Synergies from the consolidation of Metraplex and Steward Warner into the Lancaster facilities reduced expenses by approximately $198,000.

Investment income declined $35,000 from the prior year due to the liquidation of investments during the second quarter fiscal 1999, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition contributed to an increase in interest expense of approximately $146,000.

Twenty-six weeks ended January 30, 2000 and January 31, 1999
------------------------------------------------------------

Net sales for the twenty-six weeks ended January 30, 2000 were $32,357,000 compared to $26,183,000 in the comparable prior year period. The sales increase of $6,174,000 (23.6%) is primarily attributable to revenue generated by General Microwave, which was included in fiscal 1999 for one month, of $6,918,000, and revenue of $816,000 from Robinson Labs which was acquired as of January 3, 2000. In addition microwave products revenue increased $1,571,000 in the second quarter fiscal 2000 as compared to fiscal 1999. These increases in revenue from the microwave technology group were offset by reductions in revenues from flight instrumentation products of $3,131,000.

Gross profit margin for the twenty-six weeks ended January 30, 2000 was 38.3% as compared to 40.1% in fiscal 1999. The decline in margin of 1.8 percentage points is due primarily to lower margins on microwave components and certain foreign contracts, as well as lower margins than the Company's historical margins from the General Microwave revenues.

Selling and administrative expenses for the twenty-six weeks ended January 30, 2000 were $6,388,000 compared to $4,652,000 in the first six months of fiscal
1999, an increase of $1,736,000. The increase is primarily attributable to expenses of General Microwave of $1,708,000 and Robinson Labs of $143,000.
Synergies from the consolidation of Metraplex and Steward Warner into the Lancaster facilities reduced expenses by approximately $451,000. Other significant changes include increases in performance incentives of $232,000, corporate contributions of $101,000, personnel costs of $144,000, and outside services of $121,000. Representative fees decreased $248,000.

Investment income declined $84,000 from the prior year due to the liquidation of investments during the second quarter fiscal 1999, the proceeds of which were used to partially fund the acquisition of General Microwave. In addition, bank borrowings of $11,400,000 used to fund the acquisition contributed to an increase in interest expense of approximately $316,000.

Business Acquisition
--------------------
The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction, which closed on February 1, 2000, provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,135,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841shares, based on new orders booked through January 31, 2001. The cash portion of the purchase price was financed by borrowing under the Company's existing line of credit with its bank. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Robinson at January 30, 2000, and the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $4,587,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price of $6,534,000 will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the thirteen and twenty-six weeks ended January 31, 1999 would have been approximately $16,888,000, $1,997,000, $.38, and $0.35, and approximately $30,510,000,  $3,582,000,  $.68, and $0.64, respectively,  and for the twenty-six weeks ended January 30, 2000 would have been approximately $35,066,000, $3,246,000, $.69, and $.65, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, the amortization of intangibles, and additional interest on bank borrowings arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected at the beginning of fiscal 1999.

Liquidity and Capital Resources
-------------------------------
As of January 30, 2000 and August 1, 1999, working capital was $29,061,000 and $25,703,000, respectively, and the ratio of current assets to current liabilities was 2.97 to 1 and 3.44 to 1, respectively. The reduction in the current ratio is primarily attributable to the purchase of assets and assumption of certain liabilities of Robinson Labs.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,431,000 at January 30, 2000, and $439,000 at August 1, 1999. Net progress payments of $862,000 received during the quarter relate to a new contract.

Net cash provided by operations during the period was approximately $4,478,000, up from $3,308,000 in the prior fiscal year.

Net cash used in investing activities consists of the acquisition of Robinson Labs, in part for cash of approximately $6,000,000, as discussed above under "Business Acquisition", and $1,794,000 for capital expenditures, including building and leasehold improvements of $1,249,000 to accommodate the move of General Microwave from Amityville, NY to a leased facility in Farmingdale, NY and consolidation of the General Microwave leased facilities in Billerica, MA with Herley-MDI in Woburn, MA. Net cash received from the sale of the facility in Amityville was $4,125,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in January 2000, which expires January 31, 2002. As of January 30, 2000 and August 1, 1999, the Company had borrowings outstanding of $20,000,000 and $12,500,000, respectively.

During the period ended January 30, 2000, the Company received net proceeds of approximately $227,000 from the exercise of common stock options and warrants by employees and acquired 512,000 shares of treasury stock through open market purchases at a cost of $7,565,000. The Company has acquired an aggregate of 858,050 shares under the 1,250,000 share buyback programs approved by the Board of Directors. The Company also acquired 6,027 shares of common stock valued at $86,766 in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price, and related tax obligations of $39,647. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. All such treasury shares have been retired.

At January 30, 2000, the Company had cash and cash equivalents of approximately $3,486,000.

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

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)  The Registrant held its Annual Meeting of Stockholders on February 1, 2000.

(b) Two directors were elected at the Annual Meeting of Stockholders as follows:

          Class III - To serve until the Annual Meeting of Stockholders in 2002 or until their successors are chosen and qualified:

          Name                              Votes For     Votes Withheld
          --------------------------        ---------     --------------
          Adm.  Thomas J.  Allshouse        3,930,420        222,891
          David H.  Lieberman               3,930,420        222,891

(c)  The adoption of a 1997 Stock Option Plan was ratified as follows:

                  Votes For          Votes Against          Abstained
                  ---------          -------------          ---------
                  1,540,464            1,341,070              92,495

(d)  The adoption of a 1998 Stock Option Plan was ratified as follows:

                  Votes For          Votes Against          Abstained
                  ---------          -------------          ---------
                  2,106,897              772,821              94,311

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          10.1 Amendment to Loan Agreement dated January 11, 2000 between Registrant and Allfirst Bank, successor to The First National Bank of Maryland.

          10.2 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc.

          27.  Financial Data Schedule (for electronic submission only).

`    (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter of fiscal 2000.

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



                                                      HERLEY INDUSTRIES, INC.
                                                      -----------------------
                                                             Registrant




                                              BY:    /S/     Myron Levy
                                                    ---------------------------
                                                       Myron Levy, President



                                              BY:    /S/ Anello C. Garefino
                                                    ---------------------------
                                                       Anello C. Garefino
                                                    Principal Financial Officer


DATE: March 13, 2000