Form 10-Q
period 2000-04-30
HERLEY INDUSTRIES INC /NEW
filed 2000-06-13
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: April 30, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       #23-2413500
-----------------------------------                    ---------------------
(State or other jurisdiction of                        (I.R.S.  Employer
  incorporation or organization)                       Identification Number)

10 Industry Drive, Lancaster, Pennsylvania              17603
------------------------------------------             --------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:    (717) 397-2777
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

As of June 9, 2000 - 5,773,535 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                     PAGE
                                                                        ----

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           April 30, 2000 and August 1, 1999                               2

     Consolidated Statements of Income  -
           For the thirteen and thirty-nine weeks ended
           April 30, 2000 and May 2, 1999                                  3

     Consolidated Statements of Cash Flows -
           For the thirteen and thirty-nine weeks ended
           April 30, 2000 and May 2, 1999                                  4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk     10

PART II -OTHER   INFORMATION                                              11

           Signatures                                                     12


                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              April 30,     August 1,
                                                                2000          1999
                                                             -----------   -----------
                                                              Unaudited      Audited

                         ASSETS
Current Assets:
        Cash and cash equivalents                            $ 1,814,688   $ 2,741,163
        Accounts receivable                                   13,463,231    10,678,638
        Other receivables                                        122,517       212,515
        Inventories                                           23,842,850    19,880,370
        Deferred taxes and other                               3,009,027     2,703,179
                                                              ----------    ----------
                           Total Current Assets               42,252,313    36,215,865
Property, Plant and Equipment, net                            18,832,887    21,888,553
Intangibles, net of amortization of $2,812,514 at
         April 30, 2000 and $2,137,459 at August 1, 1999      17,485,419    13,573,653
Available-for-sale Securities                                    147,576       148,105
Other Investments                                                998,597       947,983
Other Assets                                                   1,285,423     1,282,078
                                                              ----------    ----------
                                                             $81,002,215   $74,056,237
                                                              ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                    $   281,441   $   258,383
        Accounts payable and accrued expenses                  9,807,368     8,035,211
        Income taxes payable                                   1,056,801       276,160
        Reserve for contract losses                            1,020,687     1,505,048
        Advance payments on contracts                            510,451       438,538
                                                              ----------    ----------
                           Total Current Liabilities          12,676,748    10,513,340
Long-term Debt                                                19,993,023    15,437,390
Deferred Income Taxes                                          5,582,725     5,143,837
Minority interest                                                 62,062        62,062
                                                              ----------    ----------
                                                              38,314,558    31,156,629
                                                              ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized
          20,000,000 shares; issued and outstanding
          4,664,054 at April 30, 2000
          and 5,030,283 at August 1, 1999                        466,405       503,028
        Additional paid-in capital                             9,248,583    15,071,964
        Retained earnings                                     32,972,669    27,324,616
                                                              ----------    ----------
                           Total Shareholders' Equity         42,687,657    42,899,608
                                                              ----------    ----------
                                                             $81,002,215   $74,056,237
                                                              ==========    ==========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Thirteen weeks ended          Thirty-nine weeks ended
                                                    --------------------          -----------------------
                                                  April 30,        May 2,         April 30,        May 2,
                                                    2000            1999            2000            1999
                                                 ----------      ----------      ----------      ----------
Net sales                                      $ 19,247,574    $ 17,467,640    $ 51,604,321    $ 43,650,646
                                                 ----------      ----------      ----------      ----------

Cost and expenses:
     Cost of products sold                       11,866,344      10,661,290      31,844,950      26,352,854
     Selling and administrative expenses          3,834,202       3,553,443      10,222,026       8,205,273
                                                 ----------      ----------      ----------      ----------
                                                 15,700,546      14,214,733      42,066,976      34,558,127
                                                 ----------      ----------      ----------      ----------

          Operating income                        3,547,028       3,252,907       9,537,345       9,092,519
                                                 ----------      ----------      ----------      ----------


Other income (expense):
     Investment income                               39,268          62,748         140,641         248,404
     Interest expense                              (420,879)       (248,830)     (1,001,933)       (514,018)
                                                 ----------      ----------      ----------      ----------

                                                   (381,611)       (186,082)       (861,292)       (265,614)
                                                 ----------      ----------      ----------      ----------


          Income before income taxes and
             extraordinary item                   3,165,417       3,066,825       8,676,053       8,826,905
Provision for income taxes                        1,100,000       1,073,000       3,028,000       3,089,000
                                                 ----------      ----------      ----------      ----------

          Income before extraordinary item        2,065,417       1,993,825       5,648,053       5,737,905
Extraordinary item - loss on extinguishment
     of debt (net of income tax benefit
     of $ 68,000)                                      --           126,826            --           126,826
                                                 ----------      ----------      ----------      ----------


          Net income                           $  2,065,417    $  1,866,999    $  5,648,053    $  5,611,079
                                                 ==========      ==========      ==========      ==========

Earnings per common share - Basic
     Earnings before extraordinary item            $ .45           $ .38          $ 1.21          $ 1.09
     Extraordinary loss on extinguishment
          of debt                                     -              .02              -              .02
                                                     ---             ---            ----            ----
     Net earnings per common share - Basic         $ .45           $ .36          $ 1.21          $ 1.07
                                                     ===             ===            ====            ====

     Basic weighted average shares                4,637,344       5,185,761       4,666,852       5,249,936
                                                  =========       =========       =========       =========

Earnings per common share - Diluted
     Earnings before extraordinary item            $ .40           $ .35          $ 1.13          $ 1.02
     Extraordinary loss on extinguishment
          of debt                                     -              .02              -              .02
                                                     ---             ---            ----            ----
     Net earnings per common share - Diluted       $ .40           $ .33          $ 1.13          $ 1.00
                                                     ===             ===            ====            ====

     Diluted weighted average shares              5,219,981       5,623,513       5,000,145       5,621,622
                                                  =========       =========       =========       =========


     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Thirty-nine weeks ended
                                                                          -----------------------
                                                                          April 30,        May 2,
                                                                            2000            1999
                                                                         ----------      ----------
Cash flows from operating activities:
     Net income                                                        $  5,648,053    $  5,611,079
                                                                         ----------      ----------
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                                    2,964,379       2,293,323
         (Gain) loss on disposal of property and equipment                  (18,327)          7,841
         Extraordinary loss on extinguishment of debt, net of
           income taxes                                                        --           126,826
         Equity in income of limited partnership                            (50,614)        (77,795)
         (Increase) in deferred tax assets                                 (120,344)           --
         Increase in deferred tax liabilities                               438,888         933,145
         Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                    (666,334)        226,912
             (Increase) in costs incurred and income recognized
                in excess of billings on uncompleted contracts                 --        (3,337,318)
             Decrease in other receivables                                   89,998          34,527
             Decrease in prepaid income taxes                                  --           377,448
             (Increase) decrease in inventories                          (2,097,211)      1,081,707
             (Increase) decrease in prepaid expenses and other             (152,841)        104,207
             Increase (decrease) in accounts payable
               and accrued expenses                                         856,513        (903,687)
             Increase in income taxes payable                             1,027,141         569,738
             (Decrease) in reserve for contract losses                     (484,361)        (59,080)
             (Decrease) in advance payments on contracts                   (300,255)     (1,284,915)
             Other, net                                                      26,822          46,064
                                                                         ----------      ----------
                 Total adjustments                                        1,513,454         138,943
                                                                         ----------      ----------

         Net cash provided by operating activities                        7,161,507       5,750,022
                                                                         ----------      ----------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired                       (6,020,000)    (20,101,475)
     Proceeds from sale of property and equipment                         4,124,505           1,250
     Capital expenditures                                                (2,303,240)     (1,275,665)
                                                                         ----------      ----------
         Net cash used in investing activities                           (4,198,735)    (21,375,890)
                                                                         ----------      -----------

Cash flows from financing activities:
     Borrowings under bank line of credit                                12,000,000      24,500,000
     Proceeds from refinance of mortgage note                                  --         2,915,000
     Proceeds from exercise of stock options and warrants                   934,894         399,494
     Payments under lines of credit                                      (7,500,000)    (15,450,000)
     Payments of long-term debt                                          (1,758,766)       (336,153)
     Extinguishment of debt                                                    --        (3,005,600)
     Purchase of treasury stock                                          (7,565,375)     (2,318,103)
                                                                         ----------      ----------
         Net cash provided by (used in) financing activities             (3,889,247)      6,704,638
                                                                         ----------      ----------

         Net (decrease) in cash and cash equivalents                       (926,475)     (8,921,230)

Cash and cash equivalents at beginning of period                          2,741,163      10,689,193
                                                                         ----------      ----------

Cash and cash equivalents at end of period                             $  1,814,688    $  1,767,963
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

2. The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction, which closed on February 1, 2000, provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,135,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841shares, based on new orders booked through May 2, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Robinson at April 30, 2000, and the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $4,587,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price of $6,534,000 will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the thirteen and thirty-nine weeks ended May 2, 1999 would have been approximately $19,339,000, $1,885,000, $.36, and
     $0.34,  and  approximately  $49,849,000,   $5,342,000,  $1.02,  and  $0.95,
     respectively, and for the thirty-nine weeks ended April 30, 2000 would have been approximately $54,313,000, $5,183,000, $1.11, and $1.04, respectively.
     The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, the amortization of intangibles, and additional interest on bank borrowings arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected at the beginning of fiscal 1999.

     Pre-acquisition debt in the amount of $1,478,758 was paid during the quarter ended April 30, 2000.

3.   Inventories at April 30, 2000 and August 1, 1999 are summarized as follows:

                                             April 30, 2000    August 1, 1999
                                             --------------    --------------

        Purchased parts and raw materials      $ 11,838,296     $  9,862,727
        Work in process                          11,333,071        8,780,767
        Finished products                           671,483        1,236,876
                                                 ----------       ----------
                                               $ 23,842,850     $ 19,880,370
                                                 ==========       ==========

4. In January 2000, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on May 2, 2002. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The aggregate rate was 7.80% at April 30, 2000, including an increment of 1.80%. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. Borrowings under the line were $17,000,000 at April 30, 2000. Subsequent to the close of the quarter, the Company paid off the balance of the bank debt using the proceeds of the exercise of common stock purchase warrants which were due to expire on May 18, 2000. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At April 30, 2000, stand-by letters of credit aggregating $1,102,785 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution:

                                                       Thirteen weeks ended
                                                       --------------------
                                                   April 30, 2000    May 2, 1999
                                                   --------------    -----------
     Numerator:
        Net Income                                   $ 2,065,417     $ 1,866,999
                                                       =========       =========
     Denominator:
        Basic weighted-average shares                  4,637,344       5,185,761
           Effect of dilutive securities:
              Employee stock options and warrants        582,637         437,752
                                                       ---------       ---------
        Diluted weighted-average shares                5,219,981       5,623,513
                                                       =========       =========

     Earnings per common share - Basic                    $ .45            $ .36
                                                            ===              ===

     Earnings per common share - Diluted                  $ .40            $ .33
                                                            ===              ===

     Options and warrants to purchase 85,422 shares of common stock, with exercise prices ranging from $16.88 to $17.88, were outstanding during the third quarter of fiscal 2000, but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through April 28, 2010, were still outstanding as of April 30, 2000. Options and warrants to purchase 2,543,703 shares of common stock, with exercise prices ranging from $13.15 to $16.46, were outstanding during the third quarter of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

                                                       Thirty-nine weeks ended
                                                       -----------------------
                                                   April 30, 2000    May 2, 1999
                                                   --------------    -----------
     Numerator:
        Net Income                                   $ 5,648,053     $ 5,611,079
                                                       =========       =========
     Denominator:
        Basic weighted-average shares                  4,666,852       5,249,936
           Effect of dilutive securities:
              Employee stock options and warrants        333,293         371,686
                                                       ---------       ---------
        Diluted weighted-average shares                5,000,145       5,621,622
                                                       =========       =========

     Earnings per common share - Basic                    $ 1.21          $ 1.07
                                                            ====            ====

     Earnings per common share - Diluted                  $ 1.13          $ 1.00
                                                            ====            ====

     Options and warrants to purchase 2,501,875 shares of common stock, with exercise prices ranging from $13.88 to $17.88, were outstanding during the first nine months of fiscal 2000, but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares. The options and warrants, which expire at various dates through April 28, 2010, were still outstanding as of April 30, 2000. Options and warrants to purchase 2,617,119 shares of common stock, with exercise prices ranging from $11.44 to $16.46, were outstanding during the first nine months of fiscal 1999 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     Subsequent to the close of the quarter, approximately 1,212,000 of the warrants which were due to expire on May 18, 2000 were exercised at $15.60 per share of common stock resulting in proceeds of approximately $18,900,000. As noted above the proceeds were used to pay off the bank debt under the revolving credit facility.

     As of June 9, 2000 5,773,535 shares of common stock were outstanding.

6.   Supplemental cash flow information is as follows:

                                                   April 30, 2000   May 2, 1999
                                                   --------------   -----------
         Cash paid during the period for:
             Interest                               $   956,233    $   496,922
             Income Taxes                             1,585,227      1,195,058
         Cashless exercise of stock options              47,119        228,353
         Warrants issued for business acquired            -          1,450,000
         Common stock issued for business acquired      513,977          -
         Tax benefit related to stock options           256,500        210,000

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

Results of Operations
---------------------

Thirteen weeks ended April 30, 2000 and May 2, 1999
---------------------------------------------------

Net sales for the thirteen weeks ended April 30, 2000 were $19,248,000 compared to $17,468,000 in the third quarter of fiscal 1999. The sales increase of $1,780,000 (10.2%) is primarily attributable to revenue generated by Robinson Labs, which was acquired as of January 3, 2000.

The gross profit margin of 38.3%, in the thirteen weeks ended April 30, 2000, was slightly lower than the margin of 39.0% in the third quarter of the prior year. The relative mix of products shipped was unchanged.

Selling and administrative expenses for the thirteen weeks ended April 30, 2000 increased $281,000 as compared to the third quarter of fiscal 1999, and relatively constant as a percentage of net sales. Contributing to this increase were the selling and administrative expenses of Robinson Labs of $488,000. Synergies from both the consolidation of Metraplex and Stewart Warner into the Lancaster facilities and the streamlining of the General Microwave operations offset the increase from the Robinson Labs expenses in the third quarter.

Investment income declined $23,000 from the prior year due to a reduction in income from the limited partnership, and reduction in interest earned on the investment of excess operating cash. Bank borrowings of $11,400,000 and $6,000,000 used to fund the acquisitions of General Microwave and Robinson Labs, respectively, contributed to an increase in interest expense of approximately $172,000.

Thirty-nine weeks ended April 30, 2000 and May 2, 1999
------------------------------------------------------

Net sales for the thirty-nine weeks ended April 30, 2000 were $51,604,000 compared to $43,651,000 in the comparable prior year period. The sales increase of $7,953,000 (18.2%) is primarily attributable to revenue generated by General Microwave, which was included in fiscal 1999 for four months, of $5,810,000, and revenue of $2,642,000 from Robinson Labs which was acquired as of January 3, 2000. In addition microwave products revenue increased $3,823,000 in fiscal 2000 as compared to fiscal 1999. These increases in revenue from the microwave technology group were offset by reductions in revenues from flight instrumentation products of $4,322,000.

Gross profit margin for the thirty-nine weeks ended April 30, 2000 was 38.3% as compared to 39.6% in fiscal 1999. The decline in margin of 1.3 percentage points is due primarily to lower margins on microwave components, including lower margins than the Company's historical margins from the General Microwave and Robinson Labs revenues, as well as on certain foreign contracts.

Selling and administrative expenses for the thirty-nine weeks ended April 30, 2000 were $10,222,000 compared to $8,205,000 in the first nine months of fiscal 1999, an increase of $2,017,000. The increase is primarily attributable to expenses of General Microwave of $1,610,000, which was included in fiscal 1999 for only four months, and Robinson Labs of $631,000, which is included in fiscal 2000 from January 3, 2000. Synergies from the consolidation of Metraplex and Stewart Warner into the Lancaster facilities offset these increases. Also offsetting the increased expenses is a reduction of representatives fees on certain foreign sales.

Investment income declined $108,000 from the prior year due primarily to the liquidation of investments during the second quarter of fiscal 1999, the proceeds of which were used to partially fund the acquisition of General Microwave, and to a reduction in income from the limited partnership. Bank borrowings of $11,400,000 and $6,000,000 used to fund the acquisitions of General Microwave and Robinson Labs, respectively, contributed to an increase in interest expense of approximately $488,000.

Business Acquisition
--------------------

The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction, which closed on February 1, 2000, provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,135,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841 shares, based on new orders booked through May 2, 2001. The cash portion of the purchase price was financed by borrowing under the Company's existing line of credit with its bank. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Robinson at April 30, 2000, and the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $4,587,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price of $6,534,000 will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the thirteen and thirty-nine weeks ended May 2, 1999 would have been approximately $19,339,000, $1,885,000, $.36, and $0.34, and approximately $49,849,000,  $5,342,000, $1.02, and $0.95, respectively,  and for the thirty-nine weeks ended April 30, 2000 would have been approximately $54,313,000, $5,183,000, $1.11, and $1.04, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, the amortization of intangibles, and additional interest on bank borrowings arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected at the beginning of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2000 and August 1, 1999,  working  capital was  $29,576,000  and
$25,703,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.33 to 1 and 3.44 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $510,000 at April 30, 2000, and $439,000 at August 1, 1999.

Net cash provided by operations during the period was approximately $7,162,000, up from $5,750,000 in the prior fiscal year.

Net cash used in investing activities consists of the acquisition of Robinson Labs, in part for cash of approximately $6,000,000, as discussed above under "Business Acquisition", and $2,303,000 for capital expenditures, including building and leasehold improvements of $1,574,000 to accommodate the move of General Microwave from Amityville, NY to a leased facility in Farmingdale, NY, and consolidation of the General Microwave leased facilities in Billerica, MA with Herley-MDI in Woburn, MA. Net cash received from the sale of the facility in Amityville was $4,125,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in January 2000, which expires May 2, 2002. As of April 30, 2000 and August 1, 1999, the Company had borrowings outstanding of $17,000,000 and $12,500,000, respectively. Subsequent to the close of the quarter, the Company paid off the balance of the bank debt using the proceeds of the exercise of common stock purchase warrants which were due to expire on May 18, 2000.

During the period ended April 30, 2000, the Company received net proceeds of approximately $935,000 from the exercise of common stock options and warrants by employees and publicly traded warrants, and acquired 512,000 shares of treasury stock through open market purchases at a cost of $7,565,000. The Company has acquired an aggregate of 858,050 shares under the 1,250,000 share buyback programs approved by the Board of Directors. The Company also acquired 6,027 shares of common stock valued at $86,766 in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price, and related tax obligations of $39,647. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. All such treasury shares have been retired.

Subsequent to the close of the quarter, approximately 1,212,000 of the warrants which were due to expire on May 18, 2000 were exercised at $15.60 per share of common stock resulting in proceeds of approximately $18,900,000. As noted above the proceeds were used to pay off the bank debt under the revolving credit facility.

At April 30, 2000, the Company had cash and cash equivalents of approximately $1,815,000.

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

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          27.    Financial Data Schedule (for electronic submission only).

`    (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter of fiscal 2000.

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


DATE: June 13, 2000