Form 10-K405
period 2000-07-30
HERLEY INDUSTRIES INC /NEW
filed 2000-10-25
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 30, 2000

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ...............to ...............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                  23-2413500
     --------                                              -------------------
     State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization                       Identification No.)

     10 Industry Drive, Lancaster, Pennsylvania                    17603
     ------------------------------------------                   --------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Based on the closing sale price of $20.50 as of October 11, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $106,351,335.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 11, 2000 was 5,994,338.

Documents incorporated by reference:
-----------------------------------
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
   Item 1     Business                                                      1
   Item 2     Properties                                                   10
   Item 3     Legal Proceedings                                            10
   Item 4     Submission of Matters to a Vote of Security Holders          10

PART II
   Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       11
   Item 6     Selected Financial Data                                      11
   Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk   15
   Item 8     Financial Statements and Supplementary Data                  16
   Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       16
PART III
   Item 10    Directors and Executive Officers of the Registrant           16
   Item 11    Executive Compensation                                       16
   Item 12    Security Ownership of Certain Beneficial
                 Owners and Management                                     16
   Item 13    Certain Relationships and Related Transactions               16

PART IV
   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8K                                                   17

SIGNATURES                                                                 18

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

Item 1.  Business

Herley Industries, Inc. ("Herley" or "Company") a Delaware corporation was incorporated in 1965. The Company's executive offices are located at 10 Industry Drive, Lancaster, PA 17603. The Company's common stock is listed on The Nasdaq National Market under the symbol "HRLY".

Herley is a microwave technology company with five manufacturing facilities, over sixty microwave engineers and approximately 600 employees. The Company operates in a single business segment consisting of research, engineering, product development, and manufacturing of complex microwave radio frequency (RF) and millimeter wave components and subsystems for commercial wireless, defense and space customers worldwide.

Herley has over 35 years of experience in the design and manufacture of sophisticated RF, microwave and millimeter wave electronic components for the defense industry. These products receive, transmit and process wireless data signals. During 1998 the Company began to explore the commercial wireless industry to determine the level of market potential for its technology.

Herley believes a significant portion of its microwave technology is transferable to commercial wireless applications. As an example, the Interference Cancellation System ("ICS") was derived from technology developed during the creation of military systems that deliberately jam microwave signals. ICS generates an equal amplitude and opposite phase signal that effectively cancels the interfering signal.

The Company's defense business is expected to continue its current rate of growth, generating consistent earnings that would be available, if needed, to invest in the commercial wireless opportunities to achieve top line growth.

Herley's acquisition of General Microwave in January 1999 was the first step in this process. The acquisition added depth and breadth to the defense product line, strengthened an already strong team of engineers, and gave the Company an immediate entry into commercial wireless markets with General Microwave's commercial products catalog.

Subsequent to the General Microwave acquisition, Herley began to coordinate the direction of its facilities, determine the viability of the existing line of commercial wireless products, and ascertain how best to apply existing microwave technology in the development of new products. Herley Wireless Technologies, Inc. was formed in February 2000 to pursue commercial wireless opportunities through product development, teaming agreements, investments and acquisitions.

Herley's technology range covers the entire wireless spectrum, from RF (at 900 MHz to 1800 MHz), microwave frequencies (2.4 GHz through 18.0 GHz), to millimeter wave frequencies (20 GHz through 40 GHz). This capability gives the Company the ability to select opportunities in both fixed wireless broadband and mobile wireless applications.

Strategy

The Company's strategy is to attempt to continue to leverage its proprietary technology, microwave development and manufacturing capabilities to further expand its penetration in the wireless communications and defense markets. Key components of the Company's strategy include the following:

Increase Levels of Component Integration and Value Added Content

Due to acquisitions, product development and growth of engineering expertise, the Company has increased its capability to provide more component integration. Component integration adds value and will enable Herley to increase content and revenue levels on wireless and defense systems.

Further Expansion into Commercial Markets

The Company has over 35 years experience in microwave technology used in designing and manufacturing complex microwave products for the defense industry. The Company recently successfully leveraged this experience into the wireless communications markets and will continue to expand its presence in select markets.

Maintain Leadership in Microwave Technology

The Company intends to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in microwave technology by continuing its participation in selected defense programs that involve highly sophisticated state-of-the-art microwave technology.

Strengthen and Expand Customer Relationships

The Company has developed mutually beneficial relationships with defense and commercial companies. The Company expects to continue to build and strengthen relationships with industry leaders by recognizing their needs and providing them with timely and cost effective solutions.

Enhance High Volume Manufacturing Capability

The Company intends to continue to implement process manufacturing automation and believes that its ability to develop a high level of automated production and test capability will help to further improve its cost effectiveness and time to market.

Pursue Strategic Acquisitions

The Company intends to continue to augment its existing technology base by acquiring specialized technology companies that complement its product offerings and market strategies. The Company believes that expansion of its core competencies through the acquisition of such specialized technology companies, when combined with its technological and manufacturing skills, will provide improved levels of integration, leading to subsystems and complete systems products.

Company Products

Commercial Wireless

Herley has selected the following applications to focus upon within the commercial wireless market: point-to- point access and point-to-multipoint access; handset, radio and infrastructure test equipment; power amplifiers, repeaters, and interference cancellation systems, and fiber optic communication.

Test Equipment

Test equipment is used in the manufacturing of cell phones, base stations and radio requiring components and assemblies with very high performance and quality. These systems operate over bandwidths much greater than the transmission bandwidth in order to check parameters outside of the operating band. Herley has pushed the state of the art in wideband components, such as attenuators, IQ modulators and up/down converters.

The Company initially focused on this segment of the wireless market because of the wide range of catalog products it can offer and because the price pressures are significantly less than in the higher volume infrastructure equipment.

The wireless equipment (handsets and infrastructure) market is likely to increase by approximately 30% in 2000, to $119 billion. Wireless telecom equipment should remain one of the fastest-growing segments of the $340 billion telecom equipment market. It is expected that the market will post a compound annual growth rate of 18% - 20% over the next five years, driven by new applications such as data as well as higher penetration rates.

The key driver for wireless equipment spending is the conveniences of "anytime, anywhere" voice communications. Herley expects voice (both minutes of use and new subscribers) to remain a critical catalyst of telecom equipment spending over the next 12-18 months. However, in 2001, as the penetration rate begins to exceed 50% in the developed countries and 10%-15% in many developing countries, the growth rate for wireless voice products is likely to begin to level off. The overall worldwide penetration rate was estimated at 8% at the end of 1999 and should reach over 12% by the end of 2000.

Point-to-Point and Point-to-Multipoint Radio

Point-to-point radios have been used for some time in line of sight communications where land-based telecommunication was absent. The rapid growth of this market has resulted from the use of radios to connect base stations in the cellular infrastructure.

Point-to-point fixed wireless connects a central building to the fiber backbone. It has multiple antennas; each targeted at a single antenna on a customer building, giving each customer the full bandwidth of the antenna, i.e. higher speeds. Maximum speed is 155 million bits per second as compared to a "high speed" line that provides 1.54 million bits per second.

Point-to-multipoint fixed wireless connects multiple buildings to the fiber backbone through a central building. For example, the central building has four antennas. Each antenna covers 90 degrees so the central building can communicate with all surrounding buildings. In most cases, all customers share the four antennas. Costs of Point-to-multipoint are less, but this application offers lower speed services. Herley supplies subsystems (receiver/transmitter modules) to digital microwave radio original equipment manufacturers ("OEMs").

Power Amplifiers, Repeaters, and Interference Cancellation System

Herley has recently broadened its technical and marketing capability in the area of power amplifiers, which opens opportunities in various power-based products. The cellular infrastructure uses power amplifiers in the base stations and in tower top amplifiers and repeaters to extend the range and capacity of the base stations. The Company's initial focus will be on supplying power amplifiers to service providers.

Herley has an additional advantage and opportunity in this market segment. The Company has signed a teaming agreement with Cyber Dynamics to introduce interference cancellation systems into repeaters, which would significantly enhance their performance. This product is unique in the market and is based on patented and proprietary technology from Cyber Dynamics and Herley. It is particularly useful in wideband multicarrier systems expected to dominate the next generation (3G) systems. The interference cancellation system is presently in production for a military communication system and field trials are planned with domestic and international cellular service providers.

Fiberoptic Communications

The fixed and mobile Internet infrastructure has boosted again the use of high-speed fiberoptics. The speed in fiberoptic communication has been increasing steadily and has now reached into the 10 to 40 Gbit range. This necessitates the use of microwave circuits to drive the optical components. Herley engineers have long predicted the merger of fiberoptics and microwave technologies. In 1993, one of the Company's leading engineers designed an optical device based on Lithium Niobate that can transmit signals at 40 Gbit for which the Company has received a patent.

In simple terms, fiber optic technology uses a strand of glass as thin as hair that transmits both voice and data signals in the form of light pulses. Information is encoded in digital signals (binary code) and transmitted through a fiber by modulating a light source similar to a laser effect. At the signal's destination, the signal is decoded and reconstructed as the original information.

The fiber optic cable has a core through which the signal travels and a cladding that surrounds and protects the core confining the light signal. These lightwave signals are guided through the core of the optical fiber similar to the way that radio frequency (RF) signals are guided through coaxial cable.

Fiber optics are produced in single or multimode. Single mode has smaller cores resulting in higher transmission rates and lower signal losses. Single mode fiber optics have higher transmission and receiving costs but carry 50 to 100 times more capacity. On the other hand, multimode fiber optics are used for short distances or for slower transmission requirements.

Fiber is designed to last approximately 20 years or more. Fiber optic cable offers much greater bandwidth than the older copper technologies, is more secure and robust, and has been developed to coexist with next generation networking technologies. The major trunk lines, those between one telephone company switch to another, are now primarily fiber optic cables. However, the cabling from the Telephone Company to residential and some business areas still consists primarily of older coaxial cable and copper pairs. The Company supplies microwave products to fiber optic manufacturers, including voltage controlled oscillators.


Defense and Space Products

The Company has focused its efforts on providing microwave products to defense programs, which have extended production cycles. Herley's subsystems and integrated components use specialized combinations of components that perform various microwave functions including filters, switches, oscillators, and amplifiers, among others.

The Company is involved in the following applications:

         Carrier Landing Systems
         Electronic Countermeasure Systems
         Rear Warning Receivers
         Space Launch
         Fire Control Radar

Microwave Components

Herley manufactures microwave devices at its facilities in Woburn, Massachusetts; in Nashua New Hampshire, in Farmingdale, New York; and in Jerusalem, Israel for existing long-term military programs, for new production units, as well as for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

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

Command and Control Systems (C2)

The Company's command and control systems have been used to fly remotely a large variety of unmanned aerial vehicles ("UAVs"), typically aircraft used as target drones or Remotely Piloted Vehicles ("RPVs") and some surface targets. Operations have been conducted by users on the open ocean, remote landmasses, and instrumented test and training ranges.

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

Transponders

The Company manufactures a variety of expendable transponders, including range safety, identification friend or foe ("IFF"), command and control, and scoring systems. Transponders are small, expendable, electronic systems consisting of a transmitter, sensitive receiver and internal signal processing equipment comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. The transponder receives signals from radars, changes and amplifies the frequency of the signals, and sends back a reply on a different frequency and signal level. This reply will be a strong, noise free signal upon which the tracking radar can "lock", and one that is far superior to skin reflection tracking, particularly under adverse weather conditions after the launch.

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

Customers

During the fiscal year ended July 30, 2000, approximately 26% of the Company's sales were attributable to contracts with offices and agencies of the U. S. Government. No other customers accounted for shipments in excess of 10% of consolidated net sales.

During fiscal year 2000, sales to foreign customers accounted for approximately 23% of the Company's consolidated net sales and included shipments to 31 countries. All of the Company's contracts with foreign customers are payable in
U. S. dollars.

Sales to foreign customers for each of the last three fiscal years were $16,506,000, $17,680,000 and $11,943,000 in fiscal 2000, 1999, and 1998, respectively.

Herley sells commercial wireless communications products primarily to OEMs, which in turn integrate its products into wireless infrastructure equipment solutions sold to network service providers. In addition, Herley sells certain niche products directly to network service providers. Some of Herley's customers for commercial wireless subsystems include:

         Alcatel
         Digital Microwave
         Teradyne
         P-Com
         Tadiran
         Matra BAe

The Company also offers defense electronics equipment to major defense prime contractors for integration into larger systems. Some of its customers for defense electronics equipment include:

         Boeing
         British Aerospace
         Harris
         Lockheed Martin
         Litton
         Northrop Grumman
         Raytheon

Business Acquisition

The Company entered into an agreement, as of January 3, 2000 to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. Robinson designs, develops and manufactures microwave components and subassemblies for the defense, space and telecommunications markets. The transaction, which closed on February 1, 2000, provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841 shares, based on new orders booked through January 2001. The cash portion of the purchase price was financed by borrowing under the Company's existing line of credit with its bank. The transaction has been accounted for under the purchase method. Accordingly the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $5,467,000 is being amortized over 20 years.

Sales and Marketing

The Company markets its products worldwide to OEMs and service providers in commercial markets and prime contractors in defense markets primarily through a sales force generally organized by geographic territory and markets. In addition, the Company has contracts with manufacturers' representatives in the United States and international representatives who are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industrial shows in the commercial wireless communications and defense markets.

After the Company has identified key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representative.

In order to promote widespread acceptance of its products and provide customers with support for their wireless communications needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their requirements. The Company believes that its customer engineering support provides it with a key competitive advantage.

Manufacturing

The Company manufactures its products from standard components, as well as from items that are manufactured by vendors to the company's specifications. A majority of the Company's commercial and defense electronics assemblies and subsystems products contain proprietary technology which is designed and tested by the Company's engineers and technicians and is manufactured at the Company's own facilities.

The  Company   continues  to  invest  in  the  advancement  of  its  proprietary manufacturing processes and in automation of the manufacturing processes. Automation is critical in meeting its customers' demands for price competitiveness, world class quality and on-time delivery. The Company is also investing to enhance its responsiveness to production demands from its customers.

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

Quality assurance checks are performed on manufacturing processes, purchased items, work-in-process and finished products. Due to the complexity of the Company's products, final tests are performed on some products by highly skilled engineers and technicians.

Herley's primary manufacturing facilities have earned the ISO 9001 Registration. The ISO 9000 series standards are internationally recognized quality management system requirements. ISO 9001, the most comprehensive Standard in the ISO 9000 Series covers design, manufacturing, installation, and servicing systems.

Assembly, test, package and shipment of products are done at the Company's manufacturing facilities located in the following cities:

         Lancaster, Pennsylvania
         Farmingdale, New York
         Woburn, Massachusetts

         Nashua, New Hampshire
         Jerusalem, Israel

Backlog

The Company's total backlog of orders was approximately $53,127,000 on July 31, 2000 as compared to $49,230,000 on August 1, 1999. Of the Company's total backlog of $53,127,000 at July 30, 2000, $31,178,000 is attributable to domestic orders and $21,949,000 is attributable to foreign orders. Management anticipates that approximately $41,835,000 of its backlog will be shipped during the fiscal year ending July 29, 2001.

All of the orders included in backlog are covered by signed contracts or purchase orders. Backlog is not directly indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Substantially all of the Company's contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

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

Research and Development

The Company believes that its growth depends, in part, on its ability to renew and expand its technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. The Company's primary efforts are focused on engineering design and product development activities rather than pure research. A substantial portion of the Company's development activities has been funded by the Company's customers. Certain of the Company's officers and engineers are involved at various times and in varying degrees in these activities. The Company's policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, were approximately $1,727,000, $1,685,000, and $1,562,000 in fiscal 2000, 1999, and 1998, respectively.

Competition

The microwave component and subsystems industry is highly competitive and the Company competes against many companies, both foreign and domestic, many of these are larger, have greater financial resources and are better known. As a supplier, the Company also experiences significant competition from the in-house capabilities of its actual prospective customers.

Competition is generally based upon technology, design, price and past performance. The Company's ability to compete depends, in part, on its ability to offer better design and performance than its competitors and its readiness in facilities, equipment and personnel to undertake to complete the programs.

Government Regulation

The Company's wireless communications products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. In addition, because of its participation in the defense industry, the Company is subject to audit from time to time for its compliance with government regulations by various government agencies. The Company is also subject to a variety of local, state and federal government regulations relating to, among other things, the storage, discharge, handling, omission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse impact on the Company's business, financial condition and result of operations.

Intellectual Property

While the Company holds several patents, the Company relies primarily on a combination of trade secret, employee and third-party nondisclosure agreements to protect its intellectual property, as well as limiting access to the distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expand substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of October 1, 2000, the Company employed 583 persons full time. Of these employees, 61 comprise the engineering staff, 438 constitute manufacturing personnel, 30 occupy sales and marketing positions, and 35 are in management and support functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory. The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including a 401k employee savings plan and stock option plans.

Item 2.  Properties

The Company's properties are as follows:

                                                                                                 Owned
                                                                                                   or
Location                                Purpose of Property                         Area         Leased
-------------------         ------------------------------------------          --------------   ------
Lancaster, PA (1)           Production, engineering, administrative             71,200 sq. ft.   Owned
                            and executive offices

Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned

Farmingdale, NY (2)         Production, engineering and administration          46,000 sq. ft.   Leased

Jerusalem, Israel           Production, engineering and administration          12,000 sq. ft..  Owned

Nashua, NH (3)              Production, and engineering                         20,000 sq. ft.   Leased

Chicago, IL                 Engineering and administration                        3,000 sq. ft.  Leased

Lancaster, PA               Land held for expansion                                20.4 Acres    Owned
--------------

[FN]

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

     (3) As of January 3, 2000 the Company acquired substantially all of the assets of Robinson Laboratories, Inc. which operates as a division at this location.

In addition to the above operating facilities, the Company has an idle facility in Billerica, MA which is under lease. The Company is looking to sublease this facility.

The Company believes that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders
       Matters

     (a) The Company's Common Stock is traded in the NASDAQ National Market under the symbol HRLY. The following table sets forth the high and low sales price as reported by the NASDAQ National Market for the Company's Common Stock for the periods indicated.

                                                        Common Stock
                                                       --------------
                                                       High      Low
                                                       -----    -----
     Fiscal Year 1999
         First Quarter................................ 10.50     7.63
         Second Quarter............................... 15.31     9.56
         Third Quarter................................ 15.13    11.13
         Fourth Quarter............................... 16.19    11.50
     Fiscal Year 2000
         First Quarter................................ 15.00    12.19
         Second Quarter............................... 15.50    11.13
         Third Quarter................................ 19.38    13.88
         Fourth Quarter............................... 19.06    15.69
     Fiscal Year 2001
         First Quarter (through October 11, 2000)..... 22.75    17.44

     The closing price on October 11, 2000 was $20.50.

     (b) As of October 11, 2000, there were approximately 1,000 record holders of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.

     Item 6.  Selected Financial Data (in thousands except per share data)

                                                                         52 Weeks ended
                                                   ------------------------------------------------------------
                                                   July 30,     August 1,   August 2,    August 3,     July 28,
                                                   2000 (2)     1999 (3)     1998 (4)       1997         1996
                                                   --------     --------     --------       ----         ----
Net sales                                         $ 70,537       61,036       40,798       32,195      29,001
                                                    ======       ======       ======       ======      ======

Net income                                        $  7,639        7,735        5,497        4,804       3,669
                                                    ======       ======      =======      =======     =======

Earnings per common share (1)
     Basic                                          $ 1.57         1.48         1.11         1.18         .97
                                                      ====         ====         ====         ====         ===
     Assuming Dilution                              $ 1.45         1.37         1.02         1.01         .86
                                                      ====         ====         ====         ====         ===

Total Assets                                      $ 86,656       74,056       57,553       39,257      42,509
Total Current Liabilities                         $ 12,783       10,513        9,843        9,813       7,559
Long-Term Debt net of current portion             $  2,931       15,437        4,111        2,890      11,021

[FN]

     (1) As adjusted to give effect to a 4-for-3 stock split effective September 30, 1997.

     (2) On January 3, 2000, the Company acquired Robinson Laboratories, Inc. See Note B of the financial statements.

     (3) On January 4, 1999, the Company acquired General Microwave Corporation. See Note B of the financial statements.

     (4) On August 4, 1997, the Company acquired Metraplex Corporation. See Note B of the financial statements.

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


                                                               52 weeks ended
                                                       ----------------------------------
                                                       July 30,     August 1,   August 2,
                                                        2000          1999        1998
                                                        ----          ----        ----

Net sales                                              100.0 %       100.0 %     100.0 %

Cost of products sold                                   62.9 %        60.2 %      59.2 %
                                                        ----          ----        ----
Gross profit                                            37.1 %        39.8 %      40.8 %
Selling and administrative expenses                     19.2 %        19.5 %      20.4 %
                                                        ----          ----        ----

Operating income                                        17.9 %        20.3 %      20.4 %
                                                        ----          ----        ----

Other income (expense), net:
        Investment income                                0.3 %         0.5 %       1.4 %
        Interest expense                                (1.6)%        (1.2)%      (1.1)%
                                                        ----          ----        ----
                                                        (1.3)%        (0.7)%       0.3 %
                                                        ----          ----        ----

Income before income taxes and extraordinary item       16.6 %        19.6 %      20.7 %
Provision for income taxes                               5.8 %         6.7 %       7.2 %
                                                        ----          ----        ----
Income before extraordinary item                        10.8 %        12.9 %      13.5 %
Extraordinary item                                        -           (0.2)%        -
                                                        ----          ----        ----
Net income                                              10.8 %        12.7 %      13.5 %
                                                        ----          ----        ----


    Fiscal 2000 Compared to Fiscal 1999

Net sales for the 52 weeks ended July 30, 2000 were approximately $70,537,000 compared to $61,036,000 for fiscal 1999. The sales increase of $9,501,000 (15.6%) is partially attributable to the acquisition of Robinson Labs as of January 3, 2000 which contributed $4,690,000 in revenues, and the acquisition of GMC as of January 4, 1999 which contributed $5,101,000 additional revenue over the volume generated in fiscal 1999, as well as an increase in net sales of approximately $2,478,000 in microwave component. Space and communications products experienced a drop in revenue of approximately $2,768,000.

Gross profit of 37.1% for the 52 weeks ended July 30, 2000 is less than the prior year of 39.8%. The decline in margin of 2.7% is due primarily to lower margins on microwave components, which includes the revenues from Robinson Labs and GMC.

Selling and administrative expenses for the 52 weeks ended July 30, 2000 were $13,497,000 compared to $11,877,000 for fiscal 1999, an increase of $1,620,000.
The primary increase is due to the acquisition of Robinson Labs which added $1,069,000 in selling and administrative expenses in fiscal 2000. As a percentage of revenues, expenses declined from 19.5% in 1999 to 19.2% in 2000.

Interest expense increased approximately $390,000 due to additional bank borrowings to fund the acquisitions of GMC and Robinson.

The effective income tax rate increased to 35.0% in fiscal 2000 from 34.3% in 1999 due primarily to a decreased benefit received from the Company's foreign sales corporation in fiscal 2000.

    Fiscal 1999 Compared to Fiscal 1998

Net sales for the 52 weeks ended August 1, 1999 were approximately $61,036,000 compared to $40,798,000 for fiscal 1998. The sales increase of $20,238,000 (49.6%) is primarily attributable to the acquisition of GMC as of January 4, 1999 which contributed $14,374,000 in revenues in fiscal 1999,as well as an increase in net sales of approximately $3,508,000 in space and communications products, and approximately $2,356,000 in microwave components.

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

The effective income tax rate decreased from 34.8% in fiscal 1998 to 34.3% in fiscal 1999.

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

    Liquidity and Capital Resources

As of July 30, 2000 and August 1, 1999, working capital was approximately $35,476,000 and $25,703,000, respectively, and the ratio of current assets to current liabilities was 3.78 to 1 and 3.44 to 1, respectively. At July 30, 2000, the Company had cash and cash equivalents of approximately $7,665,000.

As of January 3, 2000, the Company acquired substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841shares, based on new orders booked through January 2001.

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

As is customary in the defense industry, inventory is partially financed by advance payments. The unliquidated balance of these advance payments was approximately $1,006,000 in 2000, and $439,000 in 1999.

Net cash provided by operations was approximately $9,854,000, and $12,723,000, in 2000 and 1999 respectively.

Net cash used in investing activities in 2000 of approximately $4,571,000 relates to the acquisition of Robinson Labs, in part for cash of approximately $6,000,000 which was funded by borrowings under the bank line of credit, and capital expenditures of $2,618,000, including building and leasehold improvements of $1,676,000 to accommodate the move of GMC from Amityville, NY to a leased facility in Farmingdale, NY, and consolidation of the GMC leased facilities in Billerica, MA with the Company's Woburn, MA facility. Offsetting the cash outflows were the net proceeds from the sale of the facility in Amityville of $4,125,000.

Net cash used in investing activities in 1999 of approximately $21,757,000 relates primarily to the acquisition of GMC, net of cash acquired, which was funded by available cash balances and borrowings under the bank line of credit.

Net cash flows from financing activities in fiscal 2000 included: (1) net payments under the bank line of credit of $12,500,000; (2) proceeds from the exercise of stock options and warrants of $21,574,000, including the exercise of approximately 1,314,000 of the warrants issued in connection with the sale of common stock to the public in 1997 resulting in proceeds of approximately $20,492,000; and (3) the acquisition of treasury stock in the aggregate amount of $7,565,000.

Net cash flows from financing activities in fiscal 1999 included: (1) net borrowings under the bank line of credit of $11,000,000 the proceeds of which were used to partially fund the acquisition of GMC; (2) refinancing of the existing mortgage on the property in Lancaster, Pa., which reduced the interest rate from 10.4% to 7.43% and extended the repayment schedule to 10 years; and
(3) the acquisition of treasury stock in the aggregate amount of $7,688,000.

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

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in January 2000, which expires January 31, 2002. As of August 1, 1999 the Company had borrowings outstanding under this facility of $12,500,000. No borrowings were outstanding as of July 30, 2000.

During the fiscal years ended July 30, 2000 and August 1, 1999 the Company acquired 512,000 and 561,050 shares of its outstanding common stock for approximately $7,565,000 and $7,688,000, respectively through open market purchases, pursuant to a stock repurchase plan to acquire up to 1,250,000 shares of Common Stock. In January 1998, the Company purchased 89,888 shares of its outstanding common stock for $1,084,326 from certain officers of the Company based on the fair market value of the stock on the date acquired.

The Company also acquired 8,982, 410,593 and 42,016 shares of common stock in fiscal 2000, 1999 and 1998, respectively, valued at $80,000, $5,989,000 and
$538,000, respectively, in connection with certain "stock-for- stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. See "Management - Stock Plans."

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

    Subsequent Events

The Company entered into an agreement, as of August 28, 2000, to acquire substantially all of the assets of American Microwave Technology, Inc. ("AMT"), a California corporation. AMT designs, develops and manufactures radio frequency and microwave power amplifiers for the medical and scientific markets. The transaction, which closed on October 12, 2000, provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. The transaction will be accounted for under the purchase method of accounting. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired and liabilities assumed. Any excess cost over the fair value of net assets acquired will be amortized over 20 years. The Company also entered into an exclusive license agreement with AMT related to certain application specific and wireless products under which the Company will pay a royalty of 10% of net sales of these products for a period of four years, after which no additional royalty will be due.

On October 13, 2000 the Company notified the holders of the warrants issued in connection with the acquisition of GMC (see Note Q) of its intent to call the warrants at a price of $1.00 per warrant effective 30 days after notice. The holders of the warrants may elect to exercise the warrant for one share of common stock of the Company at $15.60 per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. The Company's debt consists of a working capital credit facility with a bank having an interest rate that is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001, and a mortgage on its facility in Lancaster, Pa. at a fixed rate of 7.43%. The FOMC Federal Funds Target Rate at July 30, 2000 was 6.50%. The credit line is reviewed on an annual basis. Since the acquisition of GMC, the Company is subject to movements in foreign currency rate changes related to GMC's Israel operations. The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 2000.

As of July 30, 2000, the Company holds an investment in the common stock of a public company that is exposed to price risk with a cost basis and a fair market value basis of $143,330.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. The table presents principal cash flows by maturity date. Future principal payment cash flows by maturity date required under the mortgage and line of credit, and corresponding fair values are as follows:

             Fiscal year ending during:       Mortgage
             -------------------------        --------
                        2001                    $   69
                        2002                        74
                        2003                        80
                        2004                        85
                        2005                        93
                        2006 and later           2,439
                                                 -----
                                                $2,840

                        Fair value              $2,840
                                                 =====

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended July 30, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

     3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).

     3.2 By-Laws, as amended (Exhibit 3(b) of Form S-1 Registration Statement No. 2-87160).

     10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).

     10.2 1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10, 1997).

     10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

     10.4 Amendments dated January 26, 1999 and July 30, 1999 to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of October 1, 1998 (Exhibit 10.4 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

     10.5 Amendments dated January 26, 1999 and July 30, 1999 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of October 1, 1998 (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

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

     10.8 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

     10.9 Loan Agreement dated February 16, 1999 between Registrant and The First National Bank of Maryland, a division of FMB Bank. (Exhibit 10.9 of Annual Report on Form 10-K for the fiscal year ended August 1,
          1999).

     10.10 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13, 2000).

     10.11 Amendment to Loan Agreement dated January 11, 2000 between Registrant and Allfirst Bank, successor to The First National Bank of Maryland (Exhibit 10.1 of Form 10-Q dated March 13, 2000).

     10.12 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc.

     10.13 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD.

     23.1  Consent of Arthur Andersen LLP.

     27.   Financial Data Schedule (for electronic submission only).

(b)  Financial Statements

         See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K

         None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23th day of October, 2000.

                                HERLEY  INDUSTRIES,  INC.

                                By:        /S/  Lee N. Blatt
                                   -----------------------------------
                                   Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 23, 2000 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt            Chairman of the Board
   ------------------------         (Principal Executive Officer)
      Lee N. Blatt

By:    /S/  Myron Levy              President and Director
   ------------------------
      Myron Levy

By:    /S/  Anello C. Garefino      Vice President Finance, CFO, Treasurer
   ---------------------------      (Principal Financial Officer)
      Anello C. Garefino

By:    /S/  David H. Lieberman      Secretary and Director
   ---------------------------
      David H. Lieberman

By:    /S/  Thomas J. Allshouse     Director
   ----------------------------
      Thomas J. Allshouse

By:    /S/  John A. Thonet          Director
   -----------------------
      John A. Thonet

By:    /S/ Alvin M. Silver          Director
   -----------------------
      Alvin M. Silver

By:    /S/ Edward K. Walker, Jr.    Director
   -----------------------------
      Edward K. Walker, Jr.

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................    F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, July 30, 2000 and  August 1, 1999......    F-3

    Consolidated Statements of Income for the 52 weeks ended
       July 30, 2000, August 1, 1999, and August 2, 1998................    F-4

    Consolidated Statements of Shareholders' Equity for the 52 weeks
       ended July 30, 2000, August 1, 1999, and August 2, 1998..........    F-5

    Consolidated Statements of Cash Flows for the 52 weeks ended
       July 30, 2000, August 1, 1999, and August 2, 1998................    F-6

    Notes to Consolidated Financial Statements..........................    F-7



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc and Subsidiaries as of July 30, 2000 and August 1, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidted financial position of Herley Industries, Inc. and Subsidiaries as of July 30, 2000, August 1, 1999, and August 2, 1998, and the consolidated results of their operations and their cash flows for the 52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998 in conformity with accounting principles generally accepted in the United States.


                                       /S/  ARTHUR ANDERSEN LLP

Lancaster,  PA
September 20, 2000
(except with respect to the matters discussed in Note Q, as to which the date is October 13, 2000)

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                            July 30,   August 1,
                                                              2000       1999
                                                              ----       ----
                                     ASSETS
Current Assets:
         Cash and cash equivalents                           $ 7,665     $ 2,741
         Accounts receivable                                  14,315      10,679
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                 146        --
         Other receivables                                       293         273
         Inventories                                          23,045      19,880
         Deferred taxes and other                              2,795       2,643
                                                              ------      ------
                          Total Current Assets                48,259      36,216
Property, Plant and Equipment, net                            18,004      21,888
Intangibles, net of amortization of $3,095 in 2000
         and $2,137 in 1999                                   18,096      13,574
Available-For-Sale Securities                                    146         148
Other Investments                                              1,020         948
Other Assets                                                   1,131       1,282
                                                              ------      ------
                                                             $86,656     $74,056
                                                              ======      ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                   $   282     $   258
         Accounts payable and accrued expenses                 9,602       8,035
         Income taxes payable                                  1,426         276
         Reserve for contract losses                             467       1,505
         Advance payments on contracts                         1,006         439
                                                              ------      ------
                          Total Current Liabilities           12,783      10,513
Long-term Debt                                                 2,931      15,437
Deferred Income Taxes                                          5,571       5,144
Minority Interest                                               --            62
                                                              ------      ------
                                                              21,285      31,156
                                                              ------      ------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           5,993,870 in 2000 and 5,030,283 in 1999               599         503
         Additional paid-in capital                           29,808      15,072
         Retained earnings                                    34,964      27,325
                                                              ------      ------
                          Total Shareholders' Equity          65,371      42,900
                                                              ------      ------
                                                             $86,656     $74,056
                                                              ======      ======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)


                                                       52 weeks ended
                                               July 30,    August 1,   August 2,
                                                 2000        1999        1998
                                                -------     -------     -------

Net sales                                      $ 70,537    $ 61,036    $ 40,798
                                                -------     -------     -------

Cost and expenses:
     Cost of products sold                       44,382      36,749      24,169
     Selling and administrative expenses         13,497      11,877       8,339
                                                -------     -------     -------
                                                 57,879      48,626      32,508
                                                -------     -------     -------

         Operating income                        12,658      12,410       8,290
                                                -------     -------     -------

Other income (expense), net:
     Investment income                              232         298         587
     Interest expense                            (1,138)       (748)       (446)
                                                -------     -------     -------
                                                   (906)       (450)        141
                                                -------     -------     -------

         Income before income taxes and
            extraordinary item                   11,752      11,960       8,431
Provision for income taxes                        4,113       4,098       2,934
                                                -------     -------     -------
         Income before extraordinary item         7,639       7,862       5,497
Extraordinary item - loss on extinguishment
     of debt (net of income tax benefit
     of $ 68)                                      --           127        --
                                                -------     -------     -------

         Net income                            $  7,639    $  7,735    $  5,497
                                                =======     =======     =======

Earnings per common share - Basic
     Earnings before extraordinary item            1.57        1.50        1.11
     Extraordinary loss on extinguishment
         of debt                                    -           .02         -
                                                   ----        ----        ----
     Net earnings per common share - Basic       $ 1.57      $ 1.48      $ 1.11
                                                   ====        ====        ====

     Basic weighted average shares                4,872       5,233       4,969
                                                  =====       =====       =====

Earnings per common share - Diluted
     Earnings before extraordinary item            1.45        1.39        1.02
     Extraordinary loss on extinguishment
         of debt                                    -           .02         -
                                                   ----        ----        ----
     Net earnings per common share - Diluted     $ 1.45      $ 1.37      $ 1.02
                                                   ====        ====        ====

     Diluted weighted average shares              5,285       5,660       5,407
                                                  =====       =====       =====


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998
                        (In thousands except share data)

                                             Common Stock         Additional
                                            --------------         Paid-in        Retained       Treasury
                                         Shares        Amount      Capital        Earnings        Stock         Total
                                       ---------      --------    ----------      --------       -------       -------
Balance at August 3, 1997              4,209,365    $      421         8,857        14,093          -       $   23,370

Net income                                 5,497         5,497
Net proceeds from public offering
  of 700,000 shares of common stock
  and 1,265,000 warrants                 700,000            70         7,381         7,451
Issuance of common stock in
  connection with business acquired      313,139            31         3,139         3,170
Exercise of stock options
  and warrants                           175,559            18           885          (538)          365
Tax benefit upon exercise of stock
  options                                  1,671         1,671
Purchase of 89,888 shares
  of treasury stock                       (1,084)       (1,084)
Retirement of treasury shares           (131,904)          (13)       (1,609)        1,622          -
                                       ---------      --------    ----------      --------      --------      --------
Balance at August 2, 1998              5,266,159    $      527        20,324        19,590          -       $   40,440

Net income                                 7,735         7,735
Issuance of warrants in
  connection with business acquired        1,450         1,450
Exercise of stock options
  and warrants                           735,767            73         4,752        (5,989)       (1,164)
Tax benefit upon exercise of stock
  options                                  2,127         2,127
Purchase of 561,050 shares
  of treasury stock                       (7,688)       (7,688)
Retirement of treasury shares           (971,643)          (97)      (13,581)       13,678          -
                                       ---------      --------    ----------      --------      --------      --------
Balance at August 1, 1999              5,030,283    $      503        15,072        27,325          -       $   42,900

Net income                                 7,639         7,639
Issuance of common stock in
  connection with business acquired       33,841             3           511           514
Exercise  of warrants issued in
  connection with public offering
   in 1998                             1,313,613           131        20,361        20,492
Exercise of stock options
  and warrants                           137,115            14         1,213          (140)        1,087
Tax benefit upon exercise of stock
  options                                    304           304
Purchase of 512,000 shares
  of treasury stock                       (7,565)       (7,565)
Retirement of treasury shares           (520,982)          (52)       (7,653)        7,705          -
                                       ---------      --------    ----------      --------      --------      --------
Balance at July 30, 2000               5,993,870    $      599        29,808        34,964          -       $   65,371
                                       =========      ========    ==========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          52 weeks ended
                                                                  July 30,    August 1,    August 2,
                                                                    2000        1999        1998
                                                                 --------    --------    --------
Cash flows from operating activities:
     Net Income                                                  $  7,639    $  7,735    $  5,497
                                                                   ------      ------      ------
     Adjustments to reconcile net income to net cash
       provided by operations:
         Depreciation and amortization                              3,998       3,289       1,869
         Gain on sale of fixed assets                                 (21)       --          --
         Extraordinary loss on extinguishment
            of debt, net of income taxes                             --           127        --
         Equity in income of limited partnership                      (71)        (99)       (129)
         (Increase) decrease in deferred tax assets                  (148)        483       1,207
         Increase (decrease) in deferred tax liabilities              342        (141)        173
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                      (1,568)       (361)       (768)
            Decrease in notes receivable-officers                    --          --         2,101
            (Increase) decrease in costs incurred
                and income recognized in excess of
                billings on uncompleted contracts                    (146)      1,665      (1,665)
            (Increase) decrease in other receivables                  (20)         36         (23)
            Decrease (increase) in prepaid income taxes              --           377        (377)
            (Increase) decrease in inventories                     (1,625)        729      (3,758)
            Decrease (increase) in prepaid expenses and other           4         199         (55)
            Increase (decrease) in accounts payable and
                accrued expenses                                      685      (2,119)        773
            Increase in income taxes payable                        1,458       2,019         469
            (Decrease) increase in reserve for contract losses     (1,038)        360         667
            Increase (decrease) in advance payments
                on contracts                                          195      (1,620)     (1,364)
            Other, net                                                170          44         (46)
                                                                   ------      ------      ------
                Total adjustments                                   2,215       4,988        (926)
                                                                   ------      ------      ------
         Net cash provided by operations                            9,854      12,723       4,571
                                                                   ------      ------      ------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired                 (6,095)    (20,101)       --
     Proceeds from sale of fixed assets                             4,142           6           1
     Partial distribution from limited partnership                   --          --           593
     Capital expenditures                                          (2,618)     (1,662)     (1,645)
                                                                   ------      ------      ------
         Net cash used in investing activities                     (4,571)    (21,757)     (1,051)
                                                                   ------      ------      ------

Cash flows from financing activities:
     Net proceeds from public offering of common stock               --          --         7,452
     Borrowings under bank line of credit                          13,900      29,500       4,050
     Proceeds from refinance of mortgage note                        --         2,915        --
     Proceeds from exercise of stock options and warrants, net     21,574      (1,164)        364
     Payments under bank line of credit                           (26,400)    (18,500)     (2,550)
     Payments of long-term debt                                    (1,868)       (971)     (2,257)
     Extinguishment of debt                                          --        (3,006)       --
     Purchase of treasury stock                                    (7,565)     (7,688)     (1,084)
                                                                   ------      ------      ------
         Net cash (used in) provided by financing activities         (359)      1,086       5,975
                                                                   ------      ------      ------

         Net increase (decrease) in cash and cash equivalents       4,924      (7,948)      9,495
Cash and cash equivalents at beginning of period                    2,741      10,689       1,194
                                                                   ------      ------      ------

Cash and cash equivalents at end of period                       $  7,665    $  2,741    $ 10,689
                                                                   ======      ======      ======
Supplemental cash flow information:
     Cashless exercise of stock options                          $     80    $  5,989    $    538
                                                                   ======      ======      ======
     Stock issued for business acquired                          $    514        --         3,170
                                                                   ======      ======      ======
     Warrants issued for business acquired                       $   --         1,450        --
                                                                   ======      ======      ======
     Tax benefit related to stock options                        $    304       2,127       1,671
                                                                   ======      ======      ======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Nature of Operations

       The Company, a Delaware corporation, is engaged in research, engineering, product development, and manufacturing of complex microwave radio frequency (RF) and millimeter wave components and subsystems for commercial wireless, defense and space customers worldwide.

2.     Fiscal Year

       The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. All fiscal years presented consisted of 52 weeks.

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

5.     Concentration of Credit Risk

       Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the aerospace, communications, and defense industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

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

8.     Intangibles

       Intangibles are comprised of customer lists, installed products base, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisitions of Robinson Laboratories, Inc. in 2000, General Microwave Corporation in 1999, Metraplex Corporation in 1997, and Vega Precision Laboratories, Inc. in 1993. Intangibles are being amortized over twenty years. Amortization charges totaled $1,109,000, $754,000, and ($71,000) in fiscal 2000, 1999, and 1998, respectively. The negative amortization in 1998 is attributable to the negative goodwill in connection with the acquisition of Stewart Warner Electronics in 1995.

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three fiscal years ended July 30, 2000, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

9.     Marketable Securities

       The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to- maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income , net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income, net.

10.    Other Investments

       The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest. This investment is accounted for under the equity method.

11.    Revenue and Cost Recognition

       Under fixed-price contracts, revenue and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the U.S. Government), which include non-recurring billable engineering, are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered and are recorded when first reasonably determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

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

14.    Product Development

       The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $1,727,000, $1,685,000, and $1,562,000 in fiscal 2000, 1999, and 1998, respectively.

NOTE B - ACQUISITIONS

       The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $6,000,000 in cash, the issuance of 33,841 shares of Common Stock of the Company valued at $15.188 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, aggregating 97,841shares, based on new orders booked through January 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Robinson at July 30, 2000, and the consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $5,467,000 is being amortized over 20 years. Pre-acquisition debt in the amount of $1,479,000 was paid during the quarter ended April 30, 2000.

       On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the fifty-two weeks ended August 1, 1999 would have been approximately $69,283,000, $7,272,000, $1.39, and
       $1.28,  and  approximately  $73,246,000,  $7,275,000,  $1.49,  and $1.38, respectively, for the fifty-two weeks ended July 30, 2000. The pro forma information includes adjustments for additional depreciation based on the estimated fair value of the property, plant, and equipment acquired, the amortization of intangibles, and additional interest on bank borrowings arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected at the beginning of fiscal 1999.

       As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corporation ("GMC"), a New York corporation, including outstanding stock options, for $18.00 per share and 966,675 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. This transaction was accounted for under the purchase method. The purchase price includes shares of common stock of GMC purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants are exercisable at $15.60 per share of common stock of the Company, subject to a call provision after October 11, 2000 at $1.00 per warrant if the average last reported sales price of the common stock of the Company has been not less than $17.60 per share for fifteen consecutive trading days immediately preceding the call date. The warrants expire in January 2002.

       The aggregate purchase price is calculated as follows (in thousands, except share and per share data):

           365,600 shares previously acquired in the open market    $   6,273
           848,675 shares at $18.00 per share                          15,276
           118,000 stock options at $18.00 per share,
              net of exercise price                                     1,279
           966,675 warrants at $1.50                                    1,450
           Transaction expenses                                           278
           Purchase price                                            $ 24,556

       The cash portions of the acquisition were financed through available cash equivalents and borrowings under the Company's line of credit.

       GMC  designs,   manufactures   and  markets   microwave   components  and
       subsystems, and related electronic test and measurement equipment. The company is headquartered in Farmingdale, New York, and operates another facility in Israel. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of income include the results of GMC operations from January 4, 1999. The acquisition resulted in excess cost over fair value of net assets acquired of $7,538,501 which is being amortized over 20 years.

       As part of the Company's GMC acquisition plans, the Company closed GMC's Billerica, MA operations and moved it into the Company's existing Woburn, MA location. In connection with the closure of the Billerica facility, $180,000 of lease termination costs and $250,000 of severance was accrued as part of purchase accounting. Through July 30, 2000, $46,000 of lease termination costs were paid and $200,000 of severance was paid.

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

       On August 4, 1997, the Company completed the acquisition of Metraplex Corporation, a Delaware corporation, for 313,139 (as adjusted) shares of common stock of the Company, with a fair market value of $3,170,471, in exchange for all of the issued and outstanding common stock of Metraplex. Metraplex is a leading manufacturer of pulse code modulation and frequency modulation, telemetry and data acquisition systems for severe environment applications. The transaction has been accounted for by the purchase method. Accordingly, the consolidated statements of income include the results of Metraplex operations from August 4, 1997. The acquisition resulted in excess of cost over fair value of net assets acquired of $2,162,725 which is being amortized over twenty years.

NOTE C - NOTES  RECEIVABLE-OFFICERS

       In fiscal 1996 the Company loaned an aggregate of $2,000,000 to certain officers, as authorized by the Board of Directors, pursuant to the terms of nonnegotiable promissory notes. The loans were paid in full with accrued interest as of December 19, 1997.

NOTE D - INVENTORIES

       The major components of inventories are as follows (in thousands):

                                                 July 30,     August 1,
                                                   2000         1999
                                                   ----         ----
           Purchased parts and raw materials     $ 12,804     $  9,862
           Work in process                          9,358        8,781
           Finished products                          883        1,237
                                                   ------       ------
                                                 $ 23,045     $ 19,880
                                                   ======       ======

NOTE E - OTHER INVESTMENTS

       In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 30, 2000 and August 1, 1999 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. In July 1998, the Company received a partial distribution of $593,000 from the Partnership. As of July 30, 2000 the Company's limited partnership interest had an estimated fair value of $1,020,000.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following (in thousands):

                                         July 30,      August 1,    Estimated
                                          2000           1999       Useful Life
                                         --------      ---------    -----------
       Land                             $   1,161     $   1,161
       Building and building
            improvements                    8,418        11,731     10-40 years
       Machinery and equipment             26,293        24,995      5- 8 years
       Furniture and fixtures                 915           789      5-10 years
       Automobiles                            108           131         3 years
       Tools                                   34            34         5 years
       Leasehold improvements               1,351           455      5-10 years
                                           ------        ------
                                           38,280        39,296
       Less accumulated depreciation       20,276        17,408
                                           ------        ------
                                         $ 18,004      $ 21,888
                                           ======        ======

       Depreciation  charges totaled $2,889,000,  $2,535,000,  and $1,940,000 in fiscal 2000, 1999, and 1998, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

       Rent expense for the 52 weeks ended July 30, 2000, August 1, 1999, and August 2, 1998, was approximately $1,053,000, $519,000, and $546,000, respectively.

       Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

                                                     Amount
                                                     ------
             Year ending fiscal 2001               $   848
                                2002                   727
                                2003                   701
                                2004                   691
                                2005                   624
                              Future                 2,407

       Employment Agreements

       The Company has employment agreements with various executives and employees of the Company, which, as amended, expire at various dates through December 31, 2002, subject to extension each January 1 for three years, commencing January 1, 2000. These agreements provide for aggregate annual salaries for fiscal 2000 of $1,022,000. Certain agreements provide for an annual cost of living adjustment based on the consumer price index, and also provide for incentive compensation based on pretax income of the Company in excess of $2,000,000. Incentive compensation in the amount of $971,000, $969,000, and $728,000 was expensed in fiscal years 2000, 1999, and 1998, respectively.

       Certain agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment of approximately three times their annual salary. As of July 30, 2000, the amount payable in the event of such termination would be approximately $3,154,000.

       One of the employment contracts provides for a consulting agreement commencing at the end of the employment period which became effective October 1, 1998, and terminating December 31, 2010 at the annual rate of $100,000. Another one of the employment contracts, as amended October 1, 1998, provides for a consulting period commencing at the end of the period of active employment and continuing for a period of five years at the annual rate of $100,000. Seven officers of the Company have severance agreements providing for a lump-sum payment of $2,020,000 through fiscal 2002 in the event of a change of control of the Company as defined in the agreements.

       Litigation

       The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

       Stand-by Letters of Credit

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2002. At July 30, 2000 stand-by letters of credit aggregating approximately $1,809,000 were outstanding under this facility.

NOTE H - INCOME TAXES

       Income tax provision consisted of the following (in thousands):

                                                 52 Weeks ended
                                     ---------------------------------------
                                     July 30,        August 1,     August 2,
                                       2000            1999          1998
                                       ----            ----          ----
       Current
                  Federal            $ 3,573         $ 3,328 (1)    $ 1,469
                  State                  192             399             85
                  Foreign                154              29           -
                                       3,919           3,756          1,554
       Deferred
                  Federal                215             540          1,308
                  State                  (21)           (198)            72
                                         194             342          1,380

                                     $ 4,113          $ 4,098       $ 2,934

       (1) Excludes benefit of $68 from extraordinary loss incurred as a result of early extinguishment of long term debt (See Note I).

       The Company paid income taxes of approximately $2,241,000, $1,324,000, and $1,486,000 in fiscal 2000, 1999, and 1998, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                       52 Weeks ended
                                              ----------------------------------
                                              July 30,    August 1,    August 2,
                                                2000        1999         1998
                                                ----        ----         ----
         U.S. Federal statutory rate            34.0 %      34.0 %       34.0 %
         State taxes, net of
            federal tax benefit                  0.9         1.4          1.5
         Benefit of foreign sales
         corporation                            (2.1)       (3.2)        (1.8)
         Non-deductible expenses                 1.8         1.4           .8
         Benefit of foreign and
            foreign-source income               (1.8)       (1.2)          -
         Other, net                              2.2         1.9           .3
            Effective tax rate                  35.0 %      34.3 %       34.8 %

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

       Components of deferred tax assets and liabilities are as follows (in thousands):

                                           July 30, 2000             August 1, 1999
                                       ----------------------    -----------------------
                                       Deferred    Deferred      Deferred     Deferred
                                          Tax         Tax           Tax          Tax
                                        Assets    Liabilities     Assets     Liabilities
                                       --------   -----------    --------    -----------
         Intangibles                    $  -        $ 1,766$      $  -          $ 1,790
         Alternative minimum tax           -           -              643          -
         Accrued vacation pay               323        -              242          -
         Accrued bonus                      578        -              415          -
         Accrued pension                   -           -              199          -
         Warranty costs                      95        -              123          -
         Inventory                        1,011        -            1,176          -
         Depreciation                      -          3,770          -            4,415
         Contract losses                    345        -              390          -
         Net operating loss
            carryforwards                    96        -              219          -
         Other                              201         195           266           210
                                          -----       -----         -----         -----
                                        $ 2,649     $ 5,731       $ 3,673       $ 6,415
                                          =====       =====         =====         =====

         As of July 30, 2000 the Company has available net operating loss carryforwards for state income tax purposes of approximately $96,000 which expire from fiscal 2001 through 2009.

NOTE I- LONG-TERM DEBT

       Long-term debt is summarized as follows (in thousands):

                                                            July 30,   August 1,
                                            Rate              2000       1999
                                       ---------------        ----       ----
       Revolving loan facility (a)     8.15% and 6.65%      $  -       $ 12,500
       Mortgage note (b)                         7.43%        2,840       2,902
       Other                                      -             373         293
                                                              -----      ------
                                                              3,213      15,695
       Less current portion                                     282         258
                                                              -----      ------
                                                            $ 2,931    $ 15,437
                                                              =====      ======

       (a) In January 2000, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2002. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The FOMC Federal Funds Target Rate was 6.50% at July 30, 2000. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There are no borrowings under the line at July 30, 2000.

           The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

       (b) The mortgage loan is for a term of ten years with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,946,000. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheet at July 30, 2000 and are being amortized over the term of the loan (10 years). Unamortized debt expenses of $79,226 related to the prior mortgage and the $115,600 prepayment premium were charged to expense in 1999 as an extraordinary loss in connection with the prepayment of this mortgage note.

       The Company paid interest of approximately $1,200,000 in 2000, $730,000 in 1999, and $441,000 in 1998.

       Future payments required on long-term debt are as follows (in thousands):

                    Fiscal year ending during:             Amount
                    -------------------------              ------
                              2001                       $    282
                              2002                            186
                              2003                            108
                              2004                            106
                              2005                             92
                              Future                        2,439
                                                            -----
                                                          $ 3,213
                                                            =====

NOTE J - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts   payable  and  accrued   expenses  include  the  following  (in
       thousands):

                                                July 30,        August 1,
                                                  2000            1999
                                                  ----            ----
         Accounts payable                       $ 3,812         $ 2,668
         Accrued payroll and bonuses              3,430           2,636
         Accrued commissions                        710             488
         Accrued interest                            19              84
         Accrued legal expenses                     129             123
         Accrued warranty costs                     220             284
         Accrued pension cost                      -                499
         Accrued severance                          594             538
         Lease termination cost                     134             180
         Accrued expenses                           554             535
                                                  -----           -----
                                                $ 9,602         $ 8,035
                                                  =====           =====

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

       The Company has recognized expenses of approximately $415,000, $266,000 and $197,000 for the 52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998, respectively.

       At the time of the acquisition, GMC also had a noncontributory defined benefit pension plan covering all eligible employees of the company. As part of the acquisition plan, the Company froze all benefits under the plan effective April 30, 1999 and elected to terminate the plan. As part of the allocation of the purchase price, the Company recorded a liability at the date of acquisition of $464,000.

       Net pension (income) expense recorded by the Company in fiscal 2000 and 1999 includes the following components (in thousands):

                                                         July 30,    August 1,
                                                           2000        1999
                                                           ----        ----
              Service cost - benefits earned
                during the period                        $   -        $  21
              Interest cost                                 237         137
              Return on assets                             (736)       (123)
                                                            ---         ---
                   Net pension (income) expense          $ (499)      $  35
                                                            ===         ===

       The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at July 30, 2000 and August 1, 1999 (in thousands):

                                                       July 30,      August 1,
                                                         2000          1999
                                                         ----          ----
       Projected benefit obligation,
         beginning of period                           $ 4,841      $ 4,793
              Service costs                               -              21
              Interest cost                                237          137
              Actuarial gain                              (348)        -
              Benefit payments                            (214)        (110)
       Projected benefit obligation,
         end of year                                   $ 4,516      $ 4,841

       Change in fair value of plan assets:
       Fair value at beginning of period               $ 4,342      $ 4,329
              Return on assets                             823          123
              Benefit payments                            (214)        (110)
       Fair value at end of year                         4,951        4,342

       Funded status                                      (435)         499
              Unrecognized net gain                        435         -
       Accrued pension costs                           $   -        $   499

       Assumptions used were:
              Discount rate                               5.00%        5.00%
              Expected return on plan assets             10.00%        5.00%

       Assets held by the trust are comprised primarily of U.S. Treasury securities.

NOTE L - RELATED PARTY TRANSACTIONS

       In connection with the move of the Amityville facilities of GMC in fiscal 1999, the Company entered into a 10 year lease agreement with a partnership owned by the children of certain officers of the Company. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, The Company entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually.

NOTE M - COMPUTATION OF PER SHARE EARNINGS

       The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                                     52 Weeks ended
                                                            ---------------------------------
                                                            July 30,   August 1,   August 2,
                                                              2000        1999        1998
                                                              ----        ----        ----
Numerator:
      Income before extraordinary item                      $ 7,639     $ 7,862     $ 5,497
      Extraordinary loss                                       -            127        -
                                                              -----       -----       -----
      Net Income                                            $ 7,639     $ 7,735     $ 5,497
                                                              =====       =====       =====

Denominator:
      Basic weighted-average shares                           4,872       5,233       4,969
      Effect of dilutive securities:
         Employee stock options and warrants                    413         427         438
                                                              -----       -----       -----
      Diluted weighted-average shares                         5,285       5,660       5,407
                                                              =====       =====       =====

Stock options and warrants not included in computation        1,648       3,047       1,424
                                                              =====       =====       =====

       The number of stock options and warrants not included in the computation of diluted EPS relates to stock options and warrants having exercise prices that are greater than the average market price of the common shares during the period, and therefore, are antidilutive. The options and warrants with exercise prices ranging from $15.60 to $17.88, which expire at various dates through May 26, 2010 were outstanding as of July 30, 2000.

NOTE N - SHAREHOLDERS' EQUITY

       At the annual meeting of stockholders held on February 18, 1998, the stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

       In December 1997, the Company completed the sale of 1,100,000 shares of common stock to the public, of which 700,000 shares were sold by the Company and 400,000 shares were sold by certain selling stockholders. In addition, the Company also sold 1,265,000 Common Stock Purchase Warrants ("Warrant(s)"). The Company received net proceeds of $7,451,579 after underwriting discounts and commissions and other expenses of the offering. Each Warrant entitles the holder to purchase one share of common stock at $15.60 per share (subject to adjustment under certain conditions) through May 2000, as extended. The Company also issued to the underwriters, for their own accounts, Managing Underwriters' Warrants which entitle the holder to purchase 110,000 shares of common stock of the Company (subject to adjustment under certain circumstances), at a price of $14.40 per share through December 2002, and the right to purchase 110,000 Warrants (as described above) at a price of $.12 per Warrant through May 2000, as extended.

       Approximately 1,314,000 of the warrants which were due to expire May 18, 2000 were exercised at $15.60 per share of common stock resulting in proceeds of approximately $20,492,000. The proceeds were used to pay off the bank debt under the revolving credit facility.

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

       The fair value for options granted is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management' s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For  purposes  of  computing  pro-forma   (unaudited)   consolidated  net
       earnings, the following assumptions were used to calculate the fair value of each option granted:

                                                 52 Weeks ended
                                          ----------------------------
                                  July 30, 2000  August 1, 1999  August 2, 1998
                                  -------------  --------------  --------------
       Expected life of options    .71 years       .65 years       .40 years
       Volatility                        .72             .58             .59
       Risk-free interest rate          6.1%            5.1%            4.9%
       Dividend yield                   zero            zero            zero

       Had compensation cost for stock options granted in fiscal years 2000, 1999, and 1998 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                    2000      1999      1998
                                                    ----      ----      ----
            Net income  -  as reported             $7,639    $7,735    $5,497
            Net income  -  pro forma                5,952     5,940     4,925
            Earnings per share  -  as reported
                 Basic                              $1.57     $1.48     $1.11
                 Diluted                             1.45      1.37      1.02
            Earnings per share  - pro forma
                 Basic                              $1.22     $1.14      $.99
                 Diluted                             1.13      1.05       .91

       The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

       In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 646,500 and 375,000 shares were granted during the fiscal years ended July 30, 2000 and August 1, 1999, respectively.

       In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 1,666,666 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire ten years from the date of grant, subject to certain restrictions. Options for 86,000, 875,500 and 88,333 shares were granted during the fiscal years ended July 30, 2000, August 1, 1999 and August 2, 1998, respectively.

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

       A summary of stock option activity under all plans for the 52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998 follows:

                                             Non-Qualified Stock Options
                                       -----------------------------------------
                                                                        Weighted    Warrant Agreements
                                                                        Average   ------------------------
                                          Number        Price Range     Exercise    Number     Price Range
                                        of shares         per share     Price     of shares     per share
                                        ---------      --------------   --------  ---------  -------------
Outstanding August 3, 1997...........     916,327      $ 2.54  -10.41    $ 5.87     320,000   $ 4.64 - 5.35
   Granted ..........................      88,333       10.31  -13.88     12.04
   Exercised.........................    (135,594)       2.54  - 6.94      5.08     (40,000)           5.35
   Canceled..........................      (8,222)       2.54  - 6.47      5.31
                                        ---------       -------------     -----     -------     -----------
Outstanding August 2, 1998...........     860,844      $ 2.54  -13.88    $ 6.65     280,000          $ 4.64
   Granted ..........................   1,250,500        9.25  -16.46     11.44
   Exercised.........................    (669,100)       2.54  - 9.94      6.56     (66,667)           4.64
   Canceled..........................     (47,631)       6.47  -16.46     11.16
                                        ---------       -------------     -----     -------     -----------
Outstanding August 1, 1999...........   1,394,613      $ 2.54  -16.46    $10.74     213,333          $ 4.64
   Granted ..........................     732,500       13.88  -17.88     15.51
   Exercised.........................    (103,990)       2.54  -14.75      7.03                        4.64
   Canceled..........................     (13,700)      11.13  -15.69     12.72
                                        ---------       -------------     -----     -------     -----------
Outstanding July 30, 2000............   2,009,423      $ 6.09  -17.88    $12.65     213,333          $ 4.64
                                        =========                                   =======

       Options Outstanding and Exercisable by Price Range as of July 30, 2000:

                                            Options Outstanding                    Options Exercisable
                               ----------------------------------------------  --------------------------
                                                  Weighted
                                                   Average       Weighted                     Weighted
        Range of Exercise         Number         Remaining        Average        Number        Average
            Prices             Outstanding   Contractual Life  Exercise Price  Exercisable Exercise Price
        -----------------      -----------   ----------------  --------------  ----------- --------------
       $ 6.09  -  $ 9.25         517,323            7.5          $  8.27         312,133       $  7.96
        10.41  -   13.88         577,100            8.7            12.46         331,300         12.16
        13.94  -   15.00         280,500            8.9            14.01         257,600         13.96
        15.69  -   17.88         634,500            8.0            15.80         372,000         15.70
        $6.09  -  $17.88       2,009,423            8.2           $12.65       1,273,033        $12.53

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

NOTE O - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, AND EXPORT SALES

       The Company's chief operating decision maker is considered to be the Chairman and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information consisting of revenue information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's two product groups: Space and Communications and Microwave Components. The Company does not determine a measure of operating income or loss by product group. The Company's two product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company is in a single reportable segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for commercial wireless, defense and space customers worldwide. All of the Company's revenues result from sales of its products. Revenues by product group (as defined by the Company) for fiscal years 2000, 1999 and 1998 were as follows: Space and Communications, $27,590,000, $33,846,000 and $30,338,000, respectively;
       Microwave   Components,   $42,947,000,   $27,190,000,   and  $10,460,000,
       respectively.

       Net sales to the U.S. Government in 2000, 1999, and 1998 accounted for approximately 26%, 17%, and 26% of net sales, respectively. No other customer accounted for shipments in excess of 10% of consolidated net sales in fiscal 2000. One customer accounted for 12% of net sales in 1999. Foreign sales amounted to approximately $16,506,000, $17,680,000, and $11,943,000 in fiscal 2000, 1999 and 1998, respectively.

       Included in accounts receivable as of July 30, 2000 and August 1, 1999 are amounts due from the U.S. Government of approximately $2,269,000 and $2,470,000 respectively.

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

The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                                      July 30, 2000
                                                    ----------------
                                                    Carrying   Fair
                                                     Amount    Value
                                                    --------   -----
           Cash and cash equivalents                 $7,665   $7,665
           Long-term debt                             2,931    2,931

NOTE Q - SUBSEQUENT EVENTS

The Company entered into an agreement, as of August 28, 2000, to acquire substantially all of the assets of American Microwave Technology, Inc. ("AMT"), a California corporation, which is being operated as Herley- AMT, a division of Herley Industries, Inc. The transaction, which closed on October 12, 2000, provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. The transaction will be accounted for under the purchase method of accounting. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired and liabilities assumed. Any excess cost over the fair value of net assets acquired will be amortized over 20 years. The Company also entered into an exclusive license agreement with AMT related to certain application specific and wireless products under which the Company will pay a royalty of 10% of net sales of these products for a period of four years, after which no additional royalty will be due.

On October 13, 2000 the Company notified the holders of the warrants issued in connection with the acquisition of GMC (see Note B) of its intent to call the warrants at a price of $1.00 per warrant effective 30 days after notice. The holders of the warrants may elect to exercise the warrant for one share of common stock of the Company at $15.60 per share.