Form 10-K405/A
period 2000-07-30
HERLEY INDUSTRIES INC /NEW
filed 2000-11-16
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE COMMISSION
                     For the fiscal year ended July 30, 2000

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             23-2413500
    --------------------------------                         ------------------
   (State or other jurisdiction                               (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

   10 Industry Drive, Lancaster, Pennsylvania                          17603
   ------------------------------------------                        --------
   (Address of Principal Executive Offices)                         (Zip Code)

      Registrant's telephone number, including area code:         (717) 397-2777

Securities  registered  pursuant to Section 12(b) of the Act:

                                                           Name of Exchange on
     Title of Class                                         which registered
     --------------                                       --------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $21.438 as of November 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $96,791,284.

     The number of shares outstanding of registrant's common stock, $.10 par value was 6,061,503 as of November 1, 2000.

     Documents incorporated by reference: None

                                                     PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

             Name                      Age  Position(s) with the Company
------------------------------------   ---  ----------------------------

Lee N. Blatt                            72  Chairman of the Board and
                                             Chief Executive Officer
Myron Levy                              60  President and Director
Allan L. Coon                           64  Senior Vice President
Howard M. Eckstein                      49  Senior Vice President
Mitchell Tuckman                        50  Senior Vice President
John M. Kelley                          47  Senior Vice President
Anello C. Garefino                      53  Vice President-Finance, Treasurer
                                             and Chief Financial Officer
Rozalie Schachter                       54  Vice President
Benjamin Robinson                       56  Vice President
David H. Lieberman                      55  Secretary and Director
Adm.Thomas J. Allshouse  (Ret.)         75  Director, Member of Compensation
                                             and Audit Committees
Alvin M. Silver                         69  Director, Member of Compensation
                                             and Audit Committees
John A. Thonet                          50  Director
Adm. Edward K. Walker, Jr. (Ret.)       67  Director, Member of Compensation
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

     Mr. Howard M. Eckstein was appointed Senior Vice President in July 2000, and served as Vice President and General Manager, Herley Vega since December 1998, and was Vice President-New Product Development upon joining the Company in April 1998. Mr. Eckstein has 25 years experience in the design and development of aerospace telemetry equipment and systems. Mr. Eckstein served from 1992 to 1998 as Vice President - Advanced Products for L3 Communications, and as Vice President - Engineering from 1986 to 1992. Mr.

Eckstein earned his Bachelors Degree in Electrical Engineering from the Pennsylvania State University and holds a Masters Degree in Engineering from the University of Pennsylvania.

        Mr. Mitchell Tuckman was appointed Senior Vice President in July 2000, and served as Vice President of Herley since the acquisition of General Microwave Corporation ("GMC") in January 1999. At the time of the acquisition, Mr. Tuckman was President - Chief Executive Officer of GMC since March, 1995. He was Executive Vice President and Chief Operating Officer of GMC from August, 1994 until March, 1995. From June, 1993 until August, 1994, Mr. Tuckman was Vice President-Microwave Engineering of GMC. Prior to that, he was Chief Microwave Engineer of GMC.

     Mr. John Kelley was appointed Senior Vice President in July 2000, and served as Vice President/Director of Corporate Communications since March 2000. Mr Kelley joined Herley in December 1998 as Director of Investor Relations. Prior to joining Herley, Mr. Kelley had fifteen years of banking experience, most recently serving as Vice President at First Capital Bank. Mr. Kelley earned his BS in Finance from the University of Arizona, Tucson Arizona with Graduate Degree Studies at UCLA.

     Mr. Anello C. Garefino has been employed by the Company in various executive capacities for more than the past five years. Mr. Garefino, a certified public accountant, was appointed Vice President-Finance, Treasurer and Chief Financial Officer in June 1993. From 1987 to January 1990, Mr. Garefino was Corporate Controller of Exide Corporation.

     Dr. Rozalie Schachter was appointed Vice President in May 2000. Dr. Schachter joined General Microwave in 1990 and was Vice President, Business Development when Herley acquired General Microwave in January 1999. Prior to joining General Microwave Dr. Schachter held positions as Technical Director and Group Leader at American Cyanamid Co. and Stauffer Chemical Co., respectively. Ms. Schachter received her BS from Brooklyn College in 1968, MS from Yeshiva University in 1970 and PHD in Physics from New York University in 1979.

     Mr. Ben Robinson was appointed Vice President of Herley upon the acquisition of Robinson Laboratories, Inc. in January 2000. Mr. Robinson founded Robinson Labs in 1980 and served as President since that time. Mr. Robinson has over 35 years experience in the design and manufacture of microwave products and has published technical articles in that field. Mr. Robinson holds a Bachelor of Electrical Engineering from Rensselaer Polytechnic Institute.

     Mr. David H. Lieberman has been a director of the Company since 1985 and Secretary of the Company since 1994. Mr. Lieberman has been a practicing attorney in the State of New York for more than the past ten years and is a member of the firm of Blau, Kramer, Wactlar & Lieberman, P.C., general counsel to the Company. Mr. Lieberman's term as a director expires at the 2002 annual meeting of stockholders.

        Admiral Thomas J. Allshouse (Ret.) has been a director of the Company since September 1983. Prior to 1981, when he retired from the United States Navy, Admiral Allshouse served for 34 years in various naval officer positions, including acting as commanding officer of the United States Naval Ships Parts Control Center. Admiral Allshouse holds a Bachelors Degree in Engineering from the United States Naval Academy and a Masters Degree in Business Administration from Harvard University. Admiral Allshouse's term as a director expires at the 2002 annual meeting of stockholders.

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

     Admiral Edward K. Walker, Jr. (Ret.) has been a director of the Company since October 1997. Since his retirement from the United States Navy in 1988, Admiral Walker has been the Vice President and Director of Corporate Strategy for Resource Consultants, Inc., a privately held corporation supporting the Department of Defense, and other government agencies. Prior to his retirement from the United States Navy, Admiral Walker served for 34 years in various naval officer positions, including Commander of the Naval Supply Systems Command, and Chief of Supply Corps. Admiral Walker holds a Bachelors Degree from the United States Naval Academy and Masters Degree in Business Administration from The George Washington University. Admiral Walker's term as a director expires at the 2000 annual meeting of stockholders.

ITEM ELEVEN - EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation with respect to the Chairman/Chief Executive Officer, and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers") for services rendered for the fiscal years ended July 30, 2000, August 1, 1999 and August 2, 1998.



                                            Summary Compensation Table

                              Annual Compensation (1)                  Long-Term Compensation
                     ----------------------------------------   --------------------------------
Name and                                                        Securities
Principal            Fiscal                                     Underlying          All Other
Position             Year      Salary(2)         Bonus(3)       Options/SARs        Compensation
----------------     ------    ---------         ---------      ---------------     ------------

Lee N. Blatt         2000      $ 637,879         $ 539,619      150,000 (4)         $ 4,800 (6)
Chairman of          1999        475,908           538,126      500,000 (5)           4,800
the Board            1998        485,549           303,191         -                  4,800

Myron Levy           2000      $ 471,590         $ 431,695      150,000 (4)         $ 6,924 (6)
President            1999        329,166           430,501      500,000 (5)           9,525
                     1998        333,912           242,553         -                  9,300

Allan L. Coon        2000      $ 158,758         $  50,000       15,000 (4)         $ 8,094 (6)
Senior               1999        137,157            35,000       20,000 (5)           6,502
Vice President       1998        110,011            30,000         -                  6,153

Howard Eckstein      2000      $ 120,016         $  20,000       10,000 (4)         $ 4,402 (6)
Senior               1999        114,240             3,000       15,000 (5)           4,083
Vice President       1998         24,231              -            -                    727

Mitchell Tuckman     2000      $ 160,000         $    -          10,000 (4)         $ 5,059 (6)
Senior               1999         92,308            44,985         -    (5)           2,664
Vice President

--------

(1) Does not include Other Annual Compensation because amounts of certain perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) Amounts set forth herein include cost of living adjustments for Messrs. Blatt and Levy under employment contracts.

(3)  Represents  for  Messrs.  Blatt  and  Levy  incentive   compensation  under
     employment agreements.

(4) Consisting of the following options issued in May 2000 for the right to purchase Common Stock of the Company at a price of $15.688: Lee N. Blatt - 150,000, Myron Levy - 150,000, Allan L. Coon - 15,000, Howard Eckstein - 10,000, and Mitchell Tuckman - 10,000.

(5) Consisting of the following options issued in August 1998 for the right to purchase Common Stock of the Company at a price of $9.25: Lee N. Blatt - 250,000, and Myron Levy - 250,000; options granted in December 1998 at a price of $11.44: Allan L. Coon - 10,000, and Howard Eckstein - 7,500; and at a price of $13.15 (at 115% of the market price on date of issue): Allan
     L. Coon - 10,000, and Howard Eckstein - 7,500; and options granted in June 1999 at a price of $12.13: Lee N. Blatt - 125,000, and Myron Levy - 125,000, and at a price of $13.94 (at 115% of the market price on date of issue): Lee N. Blatt - 125,000, and Myron Levy - 125,000.

(6)  All Other Compensation  includes: (a) group term life insurance as follows:
     $2,124 for Mr. Levy, $3,294 for Mr. Coon, $502 for Mr. Eckstein, and $259 for Mr. Tuckman, and (b) contributions to the Company's 401(k) Plan as a pre-tax salary deferral as follows: $4,800 for each of Messrs. Blatt, Levy, Coon and Tuckman, and $3,900 for Mr. Eckstein.

Option/SAR Grants in Last Fiscal Year


                                            Individual Grants
                         ----------------------------------------------------   Potential Realized Value at
                          Number of                                                Assumed Annual Rates of
                         Securities     % of Total                                Stock Price Appreciation
                         Underlying   Options Issued    Exercise                      Option Term (3)
                          Options     to Employees in    Price     Expiration   --------------------------------
Name                     Granted(1)   Fiscal Year(2)     ($/Sh)       Date         0%         5%          10%
----                     ----------   --------------     ------       ----         --         --          ---
Lee N. Blatt              150,000          22           $15.69       5/18/10    $ 0.00  $ 1,479,915  $ 3,750,395

Myron Levy                150,000          22           $15.69       5/18/10    $ 0.00  $ 1,479,915  $ 3,750,395

Allan L. Coon              15,000           2           $15.69       5/18/10    $ 0.00     $147,991     $375,039

Howard Eckstein            10,000           2           $15.69       5/18/05    $ 0.00      $43,343      $95,777

Mitchell Tuckman           10,000           2           $15.69       5/18/05    $ 0.00      $43,343      $95,777
--------

(1) Options were issued in fiscal 2000 at 100% of the closing price of the Company's Common Stock on dates of issue and vest as follows: Lee N. Blatt, Myron Levy and Allan L. Coon - at date of grant, Howard Eckstein and Mitchell Tuckman - one fifth of the options vest one year from date of grant and one fifth each year thereafter.

(2) Total options issued to employees and directors in fiscal 2000 were for 842,500 shares of Common Stock.

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


Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

       The following table sets forth stock options exercised during fiscal 2000 and all unexercised stock options and warrants held by the named executive officers as of July 30, 2000.

                                                                                             Value of
                                                      Number of Unexercised          Unexercised In the-Money
                                                      Options and Warrants             Options and Warrants
                       Shares                          at Fiscal Year-End             at Fiscal Year-End (2)
                     Acquired on      Value        ----------------------------    ----------------------------
Name                 Exercise(#)  Realized($)(1)   Exercisable    Unexercisable    Exercisable    Unexercisable
----------------     -----------  --------------   -----------    -------------    -----------    -------------
Lee N. Blatt              -       $     -             616,666        83,333        $ 4,542,008     $ 789,080
Myron Levy                -             -             550,000        83,333          3,603,457       789,080
Allan L. Coon           15,000       104,843           61,332        12,000            553,927        77,078
Howard Eckstein           -             -               9,000        23,500             55,696       113,854
Mitchell Tuckman          -             -               8,000        22,000             26,660        70,300

--------

(1) Values are calculated by subtracting the exercise price from the trading price of the Common Stock as of the exercise date.

(2) Based upon the trading price of the Common Stock of $18.719 on July 30, 2000.

Employment Agreements

         Lee N. Blatt has entered into an employment agreement with the Company, dated as of October 1, 1998, (as modified January 26, 1999 and June 17, 1999), which provides for a four year and three month term, terminating on December 31, 2002. Pursuant to the agreement, Mr. Blatt receives compensation consisting of a base salary of $604,933 , as adjusted June 30, 2000, with an annual cost of living increase plus an incentive bonus. Mr. Blatt's incentive bonus is 5% of the pretax income of the Company in excess of $2,000,000.

     Myron Levy has entered into an employment agreement with the Company, dated as of October 1, 1998, (as modified January 26, 1999 and June 17, 1999), which provides for a four year and three month term, terminating on December 31, 2002, and a five year consulting period commencing at the end of the active employment period. Pursuant to the agreement, Mr. Levy receives compensation consisting of a base salary of $446,391, as adjusted June 30, 2000, with an annual cost of living increase plus an incentive bonus. Mr. Levy's incentive bonus is 4% of the pretax income of the Company in excess of $2,000,000. Mr. Levy's compensation during the consulting period is at the annual rate of $100,000.

     The employment agreements with Messrs. Blatt and Levy provide for certain payments following death or disability. The employment agreements also provide, in the event of a change in control of the Company, as defined therein, the right, at their election, to terminate the agreement and receive a lump sum payment of approximately three times their annual salary.

     Messrs. Coon, Eckstein and Tuckman have each entered into a severance agreement with the Company, dated July 26, 2000, which provides that in the event of a change in control of the Company prior to July 27, 2002, each is entitled to two years' base salary. The base salary of each executive as of November 1, 2000 is as follows: Mr. Coon $200,000, Mr. Eckstein $150,000, and Mr. Tuckman $175,000.

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

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the indicated information as of October 29, 2000 with respect to the beneficial ownership of the Company's securities by:
(i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Company, and (iii) by all executive officers and directors as a group:


                                                    Shares of Common
                                                    Stock Beneficially
Name                                                Owned (1)(5)
----                                                ------------------------

                                                    Shares       Percent

Lee N. Blatt (2)(4)(5)..........................      801,596      11.9%
Myron Levy (4)(5)...............................      857,074      12.8%
Allan L. Coon (4)...............................       70,332       1.1%
Howard M. Eckstein (4)..........................       12,000
Mitchell Tuckman (4)............................        8,000
Adm. Thomas J. Allshouse (4)....................       39,666
David H. Lieberman (4)..........................       15,933
John A. Thonet (3)(4)...........................       48,693
Alvin M. Silver (4).............................       31,500
Adm. Edward K. Walker, Jr. (Ret.) (4)...........       23,500
Kennedy Capital Management, Inc. (6)............      309,129       5.1%
Fidelity Management & Research, Inc. (7)........      449,966       7.4%
Directors and executive
  officers  as a group
  (10 persons)..................................    1,908,294      25.1%
---------

(1) No executive officer or director owns more than one percent of the outstanding shares of Common Stock unless otherwise indicated. Ownership represents sole voting and investment power.

(2) Does not include an aggregate of 312,602 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol, Patrick Rossignol and Allyson Gerber, of which Mr. Blatt disclaims beneficial ownership.

(3) Does not include 117,332 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 28,278 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.

(4) Includes shares subject to options exercisable within the 60 days after October 29, 2000 at prices ranging from $6.0938 to $16.46 per share pursuant to the Company's Stock Plans: Lee N. Blatt - 566,666,

     Myron Levy - 566,666, Allan L. Coon - 65,332, Howard Eckstein - 12,000, Mitchell Tuckman - 7,000, Adm. Thomas J. Allshouse - 28,333, David H. Lieberman - 15,333, John A. Thonet - 28,333, Alvin M. Silver - 22,500, Edward K. Walker - 22,500.

(5) Includes shares subject to outstanding warrants exercisable within 60 days after October 29, 2000 at a price of $4.6406: Lee N. Blatt - 133,333, Myron Levy - 66,667.

(6)  Address is 10829 Olive Boulevard, St. Louis, Missouri 63141.

(7)  Address is 82 Devonshire Street , Boston, Massachusetts 02109.

Stock Plans

      Certain officers and directors of the Company hold options or warrants to purchase Common Stock under the Company's 1996 Stock Option Plan, 1997 Stock Option Plan, and 1998 Stock Option Plan (collectively, the "Stock Plans"), and under certain warrant agreements.

      1996 Stock Option Plan. The 1996 Stock Option Plan covers 666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. At July 30, 2000, non-qualified options to purchase 58,664 shares of Common Stock were outstanding under this plan.

      1997 Stock Option Plan. The 1997 Stock Option Plan covers 1,666,666 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant, subject to certain restrictions. Options for 86,000 shares of Common Stock were granted during the fiscal year ended July 30, 2000. At July 30, 2000, options to purchase 805,759 shares of Common Stock were outstanding under this plan.

      1998 Stock Option Plan. The 1998 Stock Option Plan covers 1,500,000 shares of Common Stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire up to ten years from the date of grant, subject to certain restrictions. Options for 646,500 shares of Common Stock were granted during the fiscal year ended July 30, 2000. At July 30, 2000, options to purchase 1,145,000 shares of Common Stock were outstanding under this plan.

      On May 18, 2000, the Company issued 10 year options to purchase 150,000 shares of Common Stock at a price of $15.688 per share, the fair market value at the date of grant, under these plans to each of Lee N. Blatt and Myron Levy, which options vest at grant date.

      Warrant Agreements. In April 1993, common stock warrants were issued to certain officers and directors for the right to acquire 573,333 shares of Common Stock at an exercise price of $5.3475 per share, which was the closing price of the Common Stock on the date of issue. In December 1995, warrants with respect to

533,333 of these shares were canceled, and the remaining 40,000 warrants were exercised in March 1998. In December 1995, warrants were issued to certain officers for the right to acquire 293,333 shares of Common Stock at an exercise price of $4.6425 per share at date of issue. These warrants expire December 13, 2005. At July 30, 2000, warrants to purchase 213,333 shares of Common Stock at $4.6425 per share were outstanding.

Employee Savings Plan

      The Company maintains an Employee Savings Plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to contribute between 2% and 15% of their salaries to the plan. The Company, at its discretion, can contribute 100% of the first 2% of the employees' salary so contributed and 25% of the next 4% of salary. Additional Company contributions can be made, depending on profits. The aggregate benefit payable to an employee depends upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company recognized expenses of approximately $415,000, $266,000 and $197,000 for the 52 weeks ended July 30, 2000, August 1, 1999 and August 2, 1998, respectively. For the year ended July 30, 2000, $4,800, $4,800, $4,800,
$3,900, and $4,800 was contributed by the Company to this plan for Messrs. Blatt, Levy, Coon, Eckstein and Tuckman, respectively, and $32,520 was contributed for all officers and directors as a group.

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

      Additionally, in March 2000, the Company entered into another 10 year lease agreement with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually throughout the 10 year term.

      The Company believes that these rents are at the fair market value. The outside directors of the Company unanimously approved this transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of November, 2000
                                     Herley Industries, Inc.

                                     By: /s/ Lee N. Blatt
                                         -------------------------
                                          Lee N. Blatt
                                          Chairman of the Board
                                          (Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2000 by the following persons in the capacities indicated:

         Signature                                 Title
------------------------------            ---------------------

/s/ Lee N. Blatt                           Chairman of the Board
------------------------------
Lee N. Blatt                               (Chief Executive Officer)

/s/ Myron Levy                             President and Director
------------------------------
Myron Levy

/s/ Anello C. Garefino                     Vice President - Finance, Treasurer
------------------------------             (Chief Financial Officer and
Anello C. Garefino                          Principal Accounting Officer)

/s/ Thomas J. Allshouse                    Director
------------------------------
Thomas J. Allshouse

/s/ David H. Lieberman                     Secretary and Director
------------------------------
David H. Lieberman

/s/ John Thonet                            Director
------------------------------
John Thonet

/s/Alvin M. Silver                         Director
------------------------------
Alvin M. Silver

/s/ Edward K. Walker, Jr.                  Director
------------------------------
Edward K. Walker, Jr.