Form 10-Q
period 2000-10-29
HERLEY INDUSTRIES INC /NEW
filed 2000-12-12
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: October 29, 2000

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

As of December 8, 2000 - 6,985,015 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                     PAGE
                                                                        ----

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           October 29, 2000 and July 30, 2000                              2

     Consolidated Statements of Income  -
           For the thirteen weeks ended
           October 29, 2000 and October 31, 1999                           3

     Consolidated Statements of Cash Flows -
           For the thirteen weeks ended
           October 29, 2000 and October 31, 1999                           4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk     10

PART II -OTHER   INFORMATION                                              11

           Signatures                                                     12


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                      October 29,      July 30,
                                                                         2000            2000
                                                                     ------------    ------------
                                                                       Unaudited        Audited
                         ASSETS
Current Assets:
         Cash and cash equivalents                                  $       3,559   $       7,665
         Accounts receivable                                               15,346          14,315
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                              780             146
         Other receivables                                                    240             293
         Inventories                                                       26,097          23,045
         Deferred taxes and other                                           2,733           2,795
                                                                     ------------    ------------
                       Total Current Assets                                48,755          48,259
Property, Plant and Equipment, net                                         19,553          18,004
Intangibles, net of amortization of $3,418 at
         October 29, 2000 and $3,095 at July 30, 2000                      26,853          18,096
Available-For-Sale Securities                                                 146             146
Other Investments                                                           1,031           1,020
Other Assets                                                                1,142           1,131
                                                                     ------------    ------------
                                                                    $      97,480   $      86,656
                                                                     ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                          $       4,160   $         282
         Accounts payable and accrued expenses                             10,620           9,602
         Income taxes payable                                               1,317           1,426
         Reserve for contract losses                                          347             467
         Advance payments on contracts                                      1,268           1,006
                                                                     ------------    ------------
                       Total Current Liabilities                           17,712          12,783
Long-term Debt                                                              5,931           2,931
Deferred Income Taxes                                                       5,578           5,571
                                                                     ------------    ------------
                                                                           29,221          21,285
                                                                     ------------    ------------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           6,058,119 at October 29, 2000 and 5,993,870
           at July 30, 2000                                                   606             599
         Additional paid-in capital                                        30,659          29,808
         Retained earnings                                                 36,994          34,964
                                                                     ------------    ------------
                       Total Shareholders' Equity                          68,259          65,371
                                                                     ------------    ------------
                                                                    $      97,480   $      86,656
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                                Thirteen weeks ended
                                                                --------------------
                                                           October 29,         October 31,
                                                              2000                1999
                                                          --------------      --------------
Net sales                                               $        18,094     $        16,139
                                                          --------------      --------------
Cost and expenses:
       Cost of products sold                                     11,239               9,665
       Selling and administrative expenses                        3,805               3,246
                                                          --------------      --------------
                                                                 15,044              12,911
                                                          --------------      --------------
             Operating income                                     3,050               3,228
                                                          --------------      --------------
Other income (expense):
       Investment income                                            124                  54
       Interest expense                                             (50)               (272)
                                                          --------------      --------------
                                                                     74                (218)
                                                          --------------      --------------
             Income before income taxes                           3,124               3,010
Provision for income taxes                                        1,094               1,054
                                                          --------------      --------------
             Net income                                 $         2,030     $         1,956
                                                          ==============      ==============

Earnings per common share - Basic                            $ .34               $ .40
                                                               ===                 ===

   Basic weighted average shares                              5,990               4,883
                                                              =====               =====
Earnings per common share - Diluted                          $ .30               $ .38
                                                               ===                 ===

   Diluted weighted average shares                            6,756               5,176
                                                              =====               =====


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Thirteen weeks ended
                                                                       --------------------
                                                                      October 29,   October 31,
                                                                        2000           1999
                                                                     -----------    -----------
Cash flows from operating activities:
      Net income                                                   $      2,030   $      1,956
                                                                     -----------    -----------

      Adjustments to reconcile net income to
         net cash provided by operations:
          Depreciation and amortization                                     987            938
          (Gain) loss on sale of fixed assets                               -              (18)
          Equity in income of limited partnership                           (11)           (13)
          Decrease (increase) in deferred tax assets                         39            (90)
          Increase in deferred tax liabilities                                7            429
          Changes in operating assets and liabilities:
               Decrease in accounts receivable                              226            280
              (Increase) in costs incurred and income recognized
                 in excess of billings on uncompleted contracts            (634)           -
              (Decrease) increase  in other receivables                      53             (2)
              (Increase) in inventories                                  (1,580)          (881)
               Decrease (increase) in prepaid expenses and other             23           (189)
              (Decrease) increase in accounts payable and
                 accrued expenses                                          (513)         1,355
              (Decrease) increase in income taxes payable                  (109)           537
              (Decrease) in reserve for contract losses                    (120)          (172)
               Increase in advance payments on contracts                    262             73
              Other, net                                                    (24)           -
                                                                     -----------    -----------
                  Total adjustments                                      (1,394)         2,247
                                                                     -----------    -----------

          Net cash provided by operating activities                         636          4,203
                                                                     -----------    -----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                    (5,181)           -
      Proceeds from sale of fixed assets                                    -            4,124
      Capital expenditures                                                 (400)        (1,116)
                                                                     -----------    -----------

          Net cash (used in) provided by investing activities            (5,581)         3,008
                                                                     -----------    -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants                1,052            159
      Payments under lines of credit                                        -           (1,000)
      Payments of long-term debt                                            (19)          (151)
      Purchase of treasury stock                                           (194)        (7,151)
                                                                     -----------    -----------
          Net cash provided by (used in) financing activities               839         (8,143)
                                                                     -----------    -----------

          Net decrease in cash and cash equivalents                      (4,106)          (932)

Cash and cash equivalents at beginning of period                          7,665          2,741
                                                                     -----------    -----------
Cash and cash equivalents at end of period                         $      3,559   $      1,809
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

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 30, 2000) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at October 29, 2000, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,971,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

     The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at October 29, 2000, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years. The allocation of the aggregate purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

3. Inventories at October 29, 2000 and July 30, 2000 are summarized as follows (in thousands):

                                              October 29, 2000   July 30, 2000
                                              ----------------   -------------

         Purchased parts and raw materials           $ 14,415        $ 12,804
         Work in process                               10,698           9,358
         Finished products                                984             883
                                                     --------        --------
                                                     $ 26,097        $ 23,045
                                                       ======          ======

4. In January 2000, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2002. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The FOMC Federal Funds Target Rate was 6.50% at October 29, 2000. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There were no borrowings outstanding as of October 29, 2000 and July 30, 2000. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At October 29, 2000, stand-by letters of credit aggregating $1,797,109 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                      Thirteen weeks ended
                                                      --------------------
                                                    October 29,  October 31,
                                                       2000         1999
                                                    -----------  -----------
     Numerator:
        Net Income                                  $ 2,030      $ 1,956
                                                      =====        =====
     Denominator:
        Basic weighted-average shares                 5,990        4,883
           Effect of dilutive securities:
             Employee stock options and warrants        766          293
                                                      -----        -----
        Diluted weighted-average shares               6,756        5,176
                                                      =====        =====

     Options and warrants to purchase 8,000 shares of common stock, with an exercise price of $20.50, were outstanding during the first quarter of fiscal 2001, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire October 11, 2005, were still outstanding as of October 29, 2000. Options and warrants to purchase 2,652,175 shares of common stock, with exercise prices ranging from $13.88 to $16.46, were outstanding during the first quarter of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     Subsequent to the close of the quarter, approximately 946,300 of the warrants which were called for redemption as of November 13, 2000 were exercised at $15.60 per share of common stock resulting in proceeds of approximately $14,762,000. The proceeds have been invested in a short term money fund.

     As of December 8, 2000, 6,985,015 shares of common stock were outstanding.

6.   Supplemental cash flow information is as follows (in thousands):

                                                    October 29,    October 31,
                                                       2000           1999
                                                    -----------     ----------
         Cash paid during the period for:
             Interest                               $   70           $   268
             Income Taxes                            1,270                98

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

Results of Operations

Thirteen weeks ended October 29, 2000 and October 31, 1999

Net sales for the thirteen weeks ended October 29, 2000 were approximately $18,094,000 compared to $16,139,000 in the first quarter of fiscal 2000. The sales increase of $1,955,000 (12.1%) is attributable to an increase in revenue of $5,070,000 from microwave products, offset by a decrease of $3,115,000 in flight instrumentation products revenue. Included in microwave products are revenues of $1,065,000 attributable to businesses acquired during the first quarter of fiscal 2001.

The gross profit margin of 37.9% in the thirteen weeks ended October 29, 2000 was lower than the margin of 40.1% in the first quarter of the prior year primarily due to the shift in volume to microwave products as noted above , with lower gross margins, and the investment in new product development related to commercial wireless applications.

Selling and administrative expenses for the thirteen weeks ended October 29, 2000 increased approximately $559,000 as compared to the first quarter of fiscal 2000. Contributing to this increase were selling and administrative expenses of $673,000 from businesses acquired.

Investment income increased approximately $70,000 from the prior year primarily from the investment of proceeds from the exercise of warrants in May 2000. Interest expense decreased $222,000 as compared to the first quarter of fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants. Bank borrowings outstanding at October 31, 1999 were $11,500,000. There was no bank debt outstanding during the quarter ended October 29, 2000.

Business Acquisitions

The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at October 29, 2000, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,971,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

The Company entered into an agreement, as of September 1, 2000, to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at October 29, 2000, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years. The allocation of the aggregate purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

Liquidity and Capital Resources

As of October 29, 2000 and July 30, 2000,  working  capital was  $31,043,000 and
$35,476,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 2.75 to 1 and 3.78 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,268,000 at October 29, 2000, and $1,006,000 at July 30, 2000.

Net cash provided by operations during the period was approximately $636,000 as compared to $4,203,000 in the prior fiscal year. Significant changes causing the decrease from fiscal 2000 include net increases in inventories of $699,000 and costs incurred on uncompleted contracts of $634,000, and reductions in accounts payable and accrued expenses of $1,868,000 and income taxes payable of $646,000.

Net cash used in investing activities consists of the acquisition of AMT for net
cash  of   approximately   $5,181,000,   as  discussed   above  under  "Business
Acquisition", and $400,000 for capital expenditures.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in January 2000, which expires January 31, 2002. There were no borrowings outstanding as of October 29, 2000 and July 30, 2000.

During the period ended October 29, 2000, the Company received proceeds of approximately $1,052,000 from the exercise of common stock options by employees and publicly traded warrants, and acquired 10,800 shares of treasury stock through open market purchases at a cost of $194,000. All treasury shares have been retired.

Subsequent to the close of the quarter, approximately 946,300 of the warrants which were called for redemption as of November 13, 2000 were exercised at $15.60 per share of common stock resulting in proceeds of approximately $14,762,000. The proceeds have been invested in a short term money fund.

At October 29, 2000, the Company had cash and cash equivalents of approximately $3,559,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. There have been no material changes in market risk to the Company since its fiscal year end as disclosed in the Company's Annual Report Form 10K as of July 30, 2000.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     The Company is not involved in any material legal proceedings.

ITEM 2  - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          10.1 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology, Inc.

          10.2 Common Stock Purchase Agreement dated as of December 4, 2000 between Registrant and Terrasat, Inc.

          27.    Financial Data Schedule (for electronic submission only).

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



                                        HERLEY INDUSTRIES, INC.
                                 ------------------------------------------
                                              Registrant




                              BY:  /S/   Myron Levy
                                 ---------------------
                                 Myron Levy, President



                              BY: /S/   Anello C. Garefino
                                 -------------------------
                                 Anello C. Garefino
                                 Principal Financial Officer


DATE: December 12, 2000