Form 10-Q
period 2001-01-28
HERLEY INDUSTRIES INC /NEW
filed 2001-03-12
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: January 28, 2001
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to..............

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          #23-2413500
 ------------------------------                          ---------------------
(State or other jurisdiction of                         (I.R.S.  Employer
  incorporation or organization)                         Identification Number)

 3061 Industry Drive, Lancaster, Pennsylvania                17603
 --------------------------------------------               --------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including Area Code:        (717) 397-2777
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

As of March 6, 2001 - 7,020,086 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                      PAGE
                                                                         ----
Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           January 28, 2001 and July 30, 2000                               2

     Consolidated Statements of Income  -
           For the thirteen and twenty-six weeks ended
           January 28, 2001 and January 30, 2000                            3

     Consolidated Statements of Cash Flows -
           For the twenty-six weeks ended
           January 28, 2001 and January 30, 2000                            4

     Notes to Consolidated Financial Statements                             5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk      10

PART II -OTHER   INFORMATION                                               11

           Signatures                                                      12

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                 January 28,    July 30,
                                                                                   2001           2000
                                                                                 ------------  ----------
                                                                                 (Unaudited)    (Audited)
                          ASSETS
Current Assets:
         Cash and cash equivalents                                              $   11,981     $    7,665
         Accounts receivable                                                        15,903         14,315
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                                       964            146
         Other receivables                                                             105            293
         Inventories                                                                28,508         23,045
         Deferred taxes and other                                                    2,828          2,795
                                                                                 ---------      ---------
                       Total Current Assets                                         60,289         48,259
Property, Plant and Equipment, net                                                  19,553         18,004
Intangibles, net of amortization of $3,799 at
         January 28, 2001 and $3,095 at July 30, 2000                               26,471         18,096
Available-For-Sale Securities                                                          146            146
Other Investments                                                                    1,054          1,020
Other Assets                                                                         1,107          1,131
                                                                                 ---------      ---------
                                                                                $  108,620     $   86,656
                                                                                 =========      =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                      $      284     $      282
         Accounts payable and accrued expenses                                      13,182          9,602
         Income taxes payable                                                          778          1,426
         Reserve for contract losses                                                   296            467
         Advance payments on contracts                                               1,039           1,006
                                                                                 ---------      ---------
                       Total Current Liabilities                                    15,579         12,783
Long-term Debt                                                                       2,811          2,931
Deferred Income Taxes                                                                5,451          5,571
                                                                                 ---------      ---------
                                                                                    23,841         21,285
                                                                                 ---------      ---------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value;  authorized
           20,000,000 shares; issued and outstanding
           7,018,086 at January 28, 2001 and 5,993,870
           at July 30, 2000                                                            702            599
         Additional paid-in capital                                                 45,479         29,808
         Retained earnings                                                          38,598         34,964
                                                                                 ---------      ---------
                       Total Shareholders' Equity                                   84,779         65,371
                                                                                 ---------      ---------
                                                                                $  108,620     $   86,656
                                                                                 =========      =========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                          Thirteen weeks ended             Twenty-six weeks ended
                                                          --------------------             ----------------------
                                                      January 28,      January 30,      January 28,      January 30,
                                                          2001             2000             2001             2000
                                                      -----------      -----------      -----------      -----------
Net sales                                              $  18,322        $  16,217        $  36,416        $  32,357
                                                        --------         --------         --------         --------
Cost and expenses:
       Cost of products sold                              12,367           10,313           23,606           19,978
       Selling and administrative expenses                 3,579            3,142            7,384            6,388
                                                        --------         --------         --------         --------
                                                          15,946           13,455           30,990           26,366
                                                        --------         --------         --------         --------
            Operating income                               2,376            2,762            5,426            5,991
                                                        --------         --------         --------         --------
Other income (expense):
       Investment income                                     157               47              281              101
       Interest expense                                      (64)            (309)            (114)            (581)
                                                        --------         --------         --------         --------
                                                              93             (262)             167             (480)
                                                        --------         --------         --------         --------

            Income before income taxes                     2,469            2,500            5,593            5,511
Provision for income taxes                                   865              874            1,959            1,928
                                                        --------         --------         --------         --------

            Net income                               $     1,604        $   1,626        $   3,634        $   3,583
                                                        ========         ========         ========         ========

Earnings per common share - Basic                        $ .23            $ .36            $ .57            $ .76
                                                           ===              ===              ===              ===

       Basic weighted average shares                       6,842            4,563            6,416            4,684
                                                           =====            =====            =====            =====

Earnings per common share - Diluted                      $ .22            $ .34            $ .51            $ .72
                                                           ===              ===              ===              ===

       Diluted weighted average shares                     7,400            4,844            7,088            4,972
                                                           =====            =====            =====            =====


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             Twenty-six weeks ended
                                                                             ----------------------
                                                                          January 28,       January 30,
                                                                             2001              2000
                                                                         ------------      ------------
Cash flows from operating activities:
       Net income                                                        $      3,634      $      3,583
                                                                           ----------        ----------
       Adjustments to reconcile net income to
          net cash provided by operations:
            Depreciation and amortization                                       2,171             1,913
            (Gain) on sale of fixed assets                                       -                  (18)
            Equity in income of limited partnership                               (34)              (35)
            Decrease (increase) in deferred tax assets                             38               (90)
            (Decrease) increase in deferred tax liabilities                      (120)              429
            Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                               (331)             (649)
                 (Increase) in costs incurred and income recognized
                    in excess of billings on uncompleted contracts               (818)             -
                 Decrease (increase) in other receivables                         188               (11)
                 (Increase) in inventories                                     (3,991)           (1,916)
                 (Increase) in prepaid expenses and other                         (71)             (183)
                 (Decrease) increase in accounts payable and
                    accrued expenses                                           (1,009)              369
                 (Decrease) increase in income taxes payable                     (648)              631
                 (Decrease) in reserve for contract losses                       (171)             (165)
                 Increase in advance payments on contracts                         33               620
                 Other, net                                                       (                -
                                                                           ----------        ----------
                       Total adjustments                                       (4,777)              895
                                                                           ----------        ----------

            Net cash (used in) provided by operating activities                (1,143)            4,478
                                                                           ----------        ----------
Cash flows from investing activities:
       Acquisition of businesses, net of cash acquired                         (8,373)           (6,020)
       Proceeds from sale of fixed assets                                        -                4,124
       Capital expenditures                                                    (1,177)           (1,794)
                                                                           ----------        ----------
            Net cash (used in) investing activities                            (9,550)           (3,690)
                                                                           ----------        ----------
Cash flows from financing activities:
       Borrowings under bank line of credit                                     1,000            11,500
       Proceeds from exercise of stock options and warrants                    15,968               226
       Payments under lines of credit                                          (1,000)           (4,000)
       Payments of long-term debt                                                (765)             (204)
       Purchase of treasury stock                                                (194)           (7,565)
                                                                           ----------        ----------
            Net cash provided by (used in) financing activities                15,009               (43)
                                                                           ----------        ----------

            Net increase in cash and cash equivalents                           4,316               745

Cash and cash equivalents at beginning of period                                7,665             2,741
                                                                           ----------        ----------

Cash and cash equivalents at end of period                               $     11,981      $      3,486
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

2. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at January 28, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,971,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

     The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at January 28, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years. The allocation of the aggregate purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

3. Inventories at January 28, 2001 and July 30, 2000 are summarized as follows (in thousands):

                                              January 28, 2001   July 30, 2000
                                              ----------------   -------------
         Purchased parts and raw materials        $ 14,942          $ 12,804
         Work in process                            12,373             9,358
         Finished products                           1,193               883
                                                  $ 28,508          $ 23,045

4. In February 2001, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2003. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The FOMC Federal Funds Target Rate was 6.00% at January 28, 2001. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There were no borrowings outstanding as of January 28, 2001 and July 30, 2000. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At January 28, 2001, stand-by letters of credit aggregating $2,982,195 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                      Thirteen weeks ended
                                                    ------------------------
                                                    January 28,  January 30,
                                                        2001         2000
                                                    -----------  -----------
     Numerator:
        Net Income                                    $ 1,604     $ 1,626
     Denominator:
        Basic weighted-average shares                   6,842       4,563
           Effect of dilutive securities:
              Employee stock options and warrants         558         281
        Diluted weighted-average shares                 7,400       4,844

     Options to purchase 62,000 shares of common stock, with exercise prices ranging from $18.88 to $21.38, were outstanding during the second quarter of fiscal 2001, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire December 4, 2005, were still outstanding as of January 28, 2001. Options and warrants to purchase 2,648,675 shares of common stock, with exercise prices ranging from $13.88 to $16.46, were outstanding during the second quarter of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     Approximately 946,300 of the warrants which were called for redemption as of November 13, 2000 were exercised during the second quarter at $15.60 per share of common stock resulting in proceeds of approximately $14,762,000. The proceeds have been invested in a short term money fund.

                                                      Twenty-six weeks ended
                                                      ----------------------
                                                    January 28,   January 30,
                                                        2001          2001
                                                        ----          ----
     Numerator:
        Net Income                                    $ 3,634       $ 3,583
     Denominator:
        Basic weighted-average shares                   6,416         4,684
           Effect of dilutive securities:
              Employee stock options and warrants         672           288
        Diluted weighted-average shares                 7,088         4,972

     Options to purchase 45,417 shares of common stock, with exercise prices ranging from $20.50 to $21.38, were outstanding during the first six months of fiscal 2001, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire December 4, 2005, were still outstanding as of January 28, 2001. Options and warrants to purchase 2,648,675 shares of common stock, with exercise prices ranging from $13.88 to $16.46, were outstanding during the first six months of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     As of March 6, 2001, 7,020,086 shares of common stock were outstanding.

6.   Supplemental cash flow information is as follows (in thousands):

                                                     Twenty-six weeks ended
                                                     ----------------------
                                                    January 28,   January 30,
                                                       2001          2000
                                                       ----          ----
       Cash paid during the period for:
           Interest                                  $  161         $ 553
           Income Taxes                               2,733           876
       Cashless exercise of stock options              -               47
       Common stock issued for business acquired       -              514
       Tax benefit related to stock options            -              161

7. In connection with the acquisition of Robinson Laboratories, Inc. in January 2000, the Company is obligated to issue additional shares of Common Stock based on new orders booked through January 31, 2001. Based on orders booked, the Company will issue 97,841 shares of Common Stock during the third quarter. The additional shares will be valued at the closing price of the common stock on the date of issue.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

Results of Operations
---------------------
Thirteen weeks ended January 28, 2001 and January 30, 2000
----------------------------------------------------------

Net sales for the thirteen weeks ended January 28, 2001 were approximately $18,322,000 compared to $16,217,000 in the second quarter of fiscal 2000. The sales increase of $2,105,000 (13.0%) is attributable to an increase in revenue of $291,000 from microwave products, and $3,891,000 in commercial products, offset by a decrease of $2,078,000 in microwave systems revenue. Included in commercial products are revenues of $2,952,000 attributable to businesses acquired during the first quarter of fiscal 2001.

The gross profit margin of 32.5% in the thirteen weeks ended January 28, 2001 was lower than the margin of 36.4% in the second quarter of the prior year primarily due to the shift in volume to commercial products as noted above, with lower gross margins, and the investment in new product development related to commercial wireless applications.

Selling and administrative expenses for the thirteen weeks ended January 28, 2001 increased approximately $437,000 as compared to the second quarter of fiscal 2001. Contributing to this increase were selling and administrative expenses of $723,000 from businesses acquired. Incentive compensation decreased $93,000 and legal expenses decreased $210,000.

Investment income increased approximately $110,000 from the prior year second quarter primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $245,000 as compared to the second quarter of fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants.

Twenty-six weeks ended January 28, 2001 and January 30, 2000
------------------------------------------------------------

Net sales for the twenty-six weeks ended January 28, 2001 were approximately $36,416,000 compared to $32,357,000 in the first six months of fiscal 2000. The sales increase of $4,059,000 (12.5%) is attributable to an increase in revenue of $3,147,000 from microwave products, and $6,129,000 in commercial products, offset by a decrease of $5,217,000 in microwave systems revenue. Included in commercial products are revenues of $4,017,000 attributable to businesses acquired during the first quarter of fiscal 2001.

The gross profit margin of 35.2% in the twenty-six weeks ended January 28, 2001 was lower than the margin of 38.3% in fiscal 2000 primarily due to the shift in volume to commercial products as noted above , with lower gross margins, and the investment in new product development related to commercial wireless applications.

Selling and administrative expenses for the twenty-six weeks ended January 28, 2001 increased approximately $996,000 as compared to fiscal 2000. Contributing to this increase were selling and administrative expenses of

$1,396,000 from businesses acquired. Incentive compensation decreased $323,000 and legal expenses decreased $238,000.

Investment income increased approximately $180,000 from the prior year primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $467,000 as compared to fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants. Bank borrowings outstanding at January 30, 2000 were $11,500,000. There was no bank debt outstanding during the quarter ended January 28, 2001.

Business Acquisitions
---------------------

In connection with the acquisition of Robinson Laboratories, Inc. in January 2000, the Company is obligated to issue additional shares of Common Stock based on new orders booked through January 31, 2001. Based on orders booked, the Company will issue 97,841 shares of Common Stock during the third quarter. The additional shares will be valued at the closing price of the common stock on the date of issue.

The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 of which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at January 28, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,971,000 is being amortized over 20 years. The allocation of the aggregate estimated purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

The Company entered into an agreement, as of September 1, 2000, to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at January 28, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years. The allocation of the aggregate purchase price will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

Liquidity and Capital Resources
-------------------------------

As of January 28, 2001 and July 30, 2000,  working  capital was  $44,710,000 and
$35,476,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.87 to 1 and 3.78 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,039,000 at January 28, 2001, and $1,006,000 at July 30,2000.

Net cash used in operations during the period was approximately $1,143,000 as compared to cash provided by operations of $4,478,000 in the prior fiscal year. Significant changes causing the decrease from fiscal 2000 include net increases in inventories of $3,991,000 and costs incurred on uncompleted contracts of $818,000, and reductions in accounts payable and accrued expenses of $1,009,000 and income taxes payable of $648,000.

Net cash used in investing activities consists of the acquisitions of AMT and Terrasat for net cash of approximately $8,373,000, as discussed above under "Business Acquisition", and $1,177,000 for capital expenditures.

During the period ended January 28, 2001, the Company received proceeds of $210,633 from the exercise of common stock options by employees, $997,920 from the exercise of Managing Underwriters' Warrants, and $14,759,186 from the exercise of 946,349 of the warrants which were called for redemption as of November 13, 2000 which were exercised at $15.60 per share of common stock. The proceeds have been invested in a short term money fund.

Payments of long-term debt includes the payment of approximately $622,000 of debt assumed in the acquisitions of AMT and Terrasat with interest rates ranging from 9% to 18%.

The Company acquired 10,800 shares of treasury stock through open market purchases at a cost of $194,000. All treasury shares have been retired.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in February 2001, which expires January 31, 2003. There were no borrowings outstanding as of January 28, 2001 and July 30, 2000.

At January 28, 2001, the Company had cash and cash equivalents of approximately $11,981,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a) The Registrant held its Annual Meeting of Stockholders on January 18, 2001.

     (b) Two directors were elected at the Annual Meeting of Stockholders as follows:

          Class I - To serve until the Annual Meeting of Stockholders in 2002 or until their successors are chosen and qualified:

          Name                           Votes For      Votes Withheld
          ----------------------------   ---------      --------------
          Lee N.  Blatt                  5,594,464          217,001
          Adm.  Edward K.  Walker, Jr.   5,594,464          217,001

     (c)  The adoption of a 2000 Stock Option Plan was ratified as follows:

                  Votes For         Votes Against         Abstained
                  ---------         -------------         ---------
                  1,815,715           1,790,622            319,834


ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          10.1 Amendment to Loan Agreement dated February 15, 2001 between Registrant and Allfirst Bank, successor to The First National Bank of Maryland.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter of fiscal 2001.

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


DATE: March 12, 2001