Form 10-Q
period 2001-04-29
HERLEY INDUSTRIES INC /NEW
filed 2001-06-12
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period ended:   April 29, 2001
                        --------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      #23-2413500
-------------------------------                       ---------------------
(State or other jurisdiction of                       (I.R.S.  Employer
  incorporation or organization)                      Identification Number)

10 Industry Drive, Lancaster, Pennsylvania                    17603
------------------------------------------                  --------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including Area Code:      (717) 397-2777
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

As of June 6, 2001 - 7,021,086 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                     PAGE
-----------------------------------                                     ----

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           April 29, 2001 and July 30, 2000                                2

     Consolidated Statements of Income  -
           For the thirteen and thirty-nine weeks ended
           April 29, 2001 and April 30, 2000                               3

     Consolidated Statements of Cash Flows -
           For the thirty-nine weeks ended
           April 29, 2001 and April 30, 2000                               4

     Notes to Consolidated Financial Statements                            5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk     10

PART II -OTHER   INFORMATION                                              11

           Signatures                                                     12

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                              April 29,    July 30,
                                                                 2001        2000
                                                                 ----        ----
                                                             (Unaudited)  (Audited)
                          ASSETS
Current Assets:
         Cash and cash equivalents                            $ 13,016    $  7,665
         Accounts receivable                                    16,499      14,315
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                  --           146
         Other receivables                                         114         293
         Inventories                                            31,728      23,045
         Deferred taxes and other                                2,713       2,795
                                                               -------     -------
                                 Total Current Assets           64,070      48,259
Property, Plant and Equipment, net                              19,640      18,004
Intangibles, net of amortization of $4,182 at
         April 29, 2001 and $3,095 at July 30, 2000             27,067      18,096
Available-For-Sale Securities                                      146         146
Other Investments                                                1,064       1,020
Other Assets                                                     1,079       1,131
                                                               -------     -------
                                                              $113,066    $ 86,656
                                                               =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                    $    252    $    282
         Accounts payable and accrued expenses                  15,744       9,602
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts            129        --
         Income taxes payable                                    1,022       1,426
         Reserve for contract losses                               776         467
         Advance payments on contracts                             460       1,006
                                                               -------     -------
                                 Total Current Liabilities      18,383      12,783
Long-term Debt                                                   2,767       2,931
Deferred Income Taxes                                            5,451       5,571
                                                               -------     -------
                                                                26,601      21,285
                                                               -------     -------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           7,020,686 at April 29, 2001 and 5,993,870
           at July 30, 2000                                        702         599
         Additional paid-in capital                             45,491      29,808
         Retained earnings                                      40,272      34,964
                                                               -------     -------
                                 Total Shareholders' Equity     86,465      65,371
                                                               -------     -------

                                                              $113,066    $ 86,656
                                                               =======     =======


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                             Thirteen weeks ended    Thirty-nine weeks ended
                                             --------------------    -----------------------
                                             April 29,   April 30,    April 29,   April 30,
                                                2001        2000         2001        2000
                                                ----        ----         ----        ----

Net sales                                    $ 20,277    $ 19,248     $ 56,693    $ 51,604
                                               ------      ------       ------      ------

Cost and expenses:
       Cost of products sold                   13,528      11,867       37,134      31,845
       Selling and administrative expenses      4,328       3,834       11,712      10,222
                                               ------      ------       ------      ------
                                               17,856      15,701       48,846      42,067
                                               ------      ------       ------      ------
            Operating income                    2,421       3,547        7,847       9,537
                                               ------      ------       ------      ------
Other income (expense):
       Investment income                          194          39          475         141
       Interest expense                           (42)       (421)        (156)     (1,002)
                                               ------      ------       ------      ------
                                                  152        (382)         319        (861)
                                               ------      ------       ------      ------
            Income before income taxes          2,573       3,165        8,166       8,676

Provision for income taxes                        899       1,100        2,858       3,028
                                               ------      ------       ------      ------
            Net income                       $  1,674    $  2,065     $  5,308    $  5,648
                                               ======      ======       ======      ======

Earnings per common share - Basic              $ .24       $ .45        $ .80       $ 1.21
                                                 ===         ===          ===         ====

       Basic weighted average shares            7,020       4,637        6,617       4,667
                                               ======      ======       ======      ======

Earnings per common share - Diluted            $ .23       $ .40        $ .73       $ 1.13
                                                 ===         ===          ===         ====
       Diluted weighted average shares          7,363       5,220        7,259       5,000
                                               ======      ======       ======      ======

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Thirty-nine weeks ended
                                                                       -----------------------
                                                                        April 29,   April 30,
                                                                          2001        2000
                                                                          ----        ----
Cash flows from operating activities:

       Net income                                                       $  5,308    $  5,648
                                                                           -----       -----
       Adjustments to reconcile net income to
          net cash provided by operations:
            Depreciation and amortization                                  3,393       2,964
            Equity in income of limited partnership                          (44)        (51)
            Decrease (increase) in deferred tax assets                        39        (120)
            (Decrease) increase in deferred tax liabilities                 (120)        439
            Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                          (977)       (666)
                 Decrease in costs incurred and income recognized
                    in excess of billings on uncompleted contracts           146        --
                 Decrease in other receivables                               179          90
                 (Increase) in inventories                                (7,211)     (2,097)
                 Decrease (increase) in prepaid expenses and other            43        (153)
                 Increase in accounts payable and accrued expenses         1,528         857
                 Increase in billings in excess of costs incurred and
                    income recognized on uncompleted contracts               129        --
                 (Decrease) increase in income taxes payable                (404)      1,027
                 (Decrease) in reserve for contract losses                  (591)       (484)
                 (Decrease) in advance payments on contracts                (546)       (300)
                 Other, net                                                  (11)          8
                                                                           -----       -----
                     Total adjustments                                    (4,447)      1,514
                                                                           -----       -----
            Net cash provided by operating activities                        861       7,162
                                                                           -----       -----
Cash flows from investing activities:
       Acquisition of businesses, net of cash acquired                    (8,373)     (6,020)
       Proceeds from sale of fixed assets                                     16       4,124
       Capital expenditures                                               (2,098)     (2,303)
                                                                          ------       -----
            Net cash (used in) investing activities                      (10,455)     (4,199)
                                                                          ------       -----
Cash flows from financing activities:
       Borrowings under bank line of credit                                2,941      12,000
       Proceeds from exercise of stock options and warrants               15,980         935
       Payments under lines of credit                                     (2,700)     (7,500)
       Payments of long-term debt                                         (1,082)     (1,759)
       Purchase of treasury stock                                           (194)     (7,565)
                                                                          ------      ------
            Net cash provided by (used in) financing activities           14,945      (3,889)
                                                                          ------      ------

            Net increase in cash and cash equivalents                      5,351        (926)

Cash and cash equivalents at beginning of period                           7,665       2,741
                                                                           -----       -----

Cash and cash equivalents at end of period                              $ 13,016    $  1,815
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

2. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at April 29, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,996,000 is being amortized over 20 years.

     The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at April 29, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years.

     The allocation of the aggregate estimated purchase price in connection with these acquisitions will be revised as additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

3. Inventories at April 29, 2001 and July 30, 2000 are summarized as follows (in thousands):

                                              April 29, 2001    July 30, 2000
                                              --------------    -------------

         Purchased parts and raw materials          $ 16,023        $ 12,804
         Work in process                              14,434           9,358
         Finished products                             1,271             883
                                                     -------        --------
                                                    $ 31,728        $ 23,045
                                                      ======          ======

4. In February 2001, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2003. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The FOMC Federal Funds Target Rate was 4.50% at April 29, 2001. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There were no borrowings outstanding as of April 29, 2001 and July 30, 2000. The credit facility also provides for the issuance of stand-by letters of credit with a fee of 1.0% per annum of the amounts outstanding under the facility. At April 29, 2001, stand-by letters of credit aggregating $2,898,134 were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings.

5. The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                          Thirteen weeks ended
                                                          --------------------
                                                        April 29,      April 30,
                                                          2001           2000
                                                          ----           ----
     Numerator:
        Net Income                                      $ 1,674        $ 2,065
                                                          =====          =====
     Denominator:
        Basic weighted-average shares                     7,020          4,637
           Effect of dilutive securities:
              Contingently issuable shares                   32            -
              Employee stock options and warrants           311            583
                                                          -----          -----
        Diluted weighted-average shares                   7,363          5,220
                                                          =====          =====

     Options to purchase 1,058,528 shares of common stock, with exercise prices ranging from $14.75 to $20.50, were outstanding during the third quarter of fiscal 2001, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire at various dates through May 26, 2010, were still outstanding as of April 29, 2001. Options and warrants to purchase 85,422 shares of common stock, with exercise prices ranging from $16.88 to $17.88, were outstanding during the third quarter of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     Approximately 946,300 of the warrants which were called for redemption as of November 13, 2000 were exercised during the second quarter at $15.60 per share of common stock resulting in proceeds of approximately $14,762,000. The proceeds have been invested in a short term money fund.

                                                        Thirty-nine weeks ended
                                                        -----------------------
                                                        April 29,      April 30,
                                                          2001           2000
                                                          ----           ----
     Numerator:
        Net Income                                      $ 5,308        $ 5,648
                                                          =====          =====
     Denominator:
        Basic weighted-average shares                     6,617          4,667
           Effect of dilutive securities:
              Contingently issuable shares                   32            -
              Employee stock options and warrants           610            333
                                                          -----          -----
        Diluted weighted-average shares                   7,259          5,000
                                                          =====          =====

     Options to purchase 235,667 shares of common stock, with exercise prices ranging from $17.75 to $20.50, were outstanding during the first nine months of fiscal 2001, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire at various dates through April 28, 2010, were still outstanding as of April 29, 2001. Options and warrants to purchase 2,501,875 shares of common stock, with exercise prices ranging from $13.88 to $17.88, were outstanding during the first nine months of fiscal 2000 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     As of June 6, 2001, 7,021,086 shares of common stock were outstanding.

6.   Supplemental cash flow information is as follows (in thousands):

                                                     Thirty-nine weeks ended
                                                     -----------------------
                                                      April 29,   April 30,
                                                        2001        2000
                                                        ----        ----
       Cash paid during the period for:
           Interest                                   $   224     $   956
           Income Taxes                                 3,333       1,585
       Cashless exercise of stock options                 -            47
       Common stock issued for business acquired          -           514
       Tax benefit related to stock options               -           257

7. In connection with the acquisition of Robinson Laboratories, Inc. in January 2000, the Company is obligated to issue 32,000 shares of Common Stock based on new orders booked through January 31, 2001. The additional shares will be valued at the closing price of the common stock on the date of issue. The contingently issuable shares have been included in the calculation of diluted weighted-average shares.

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

Results of Operations
---------------------

Thirteen weeks ended April 29, 2001 and April 30, 2000
------------------------------------------------------

Net sales for the thirteen weeks ended April 29, 2001 were approximately $20,277,000 compared to $19,248,000 in the third quarter of fiscal 2000. The sales increase of $1,029,000 (5.3%) is attributable to increased revenue in commercial products of $4,675,000, offset by a decrease of $3,542,000 in microwave systems revenue and a decrease in revenue of $104,000 from microwave products. Included in commercial products are revenues of $2,998,000 attributable to businesses acquired during the first quarter of fiscal 2001.

The gross profit margin of 33.3% in the thirteen weeks ended April 29, 2001 was lower than the margin of 38.3% in the third quarter of the prior year primarily due to the shift in volume to commercial products as noted above, with lower gross margins, and the investment in new product development related to commercial applications.

Selling and administrative expenses for the thirteen weeks ended April 29, 2001 increased approximately $494,000 as compared to the third quarter of fiscal 2000 primarily from businesses acquired.

Investment income increased approximately $155,000 from the prior year third quarter primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $379,000 as compared to the third quarter of fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants. Bank borrowings outstanding at April 30, 2000 were $17,000,000. There was no bank debt outstanding during the quarter ended April 29, 2001.

Thirty-nine weeks ended April 29, 2001 and April 30, 2000
---------------------------------------------------------

Net sales for the thirty-nine weeks ended April 29, 2001 were approximately $56,693,000 compared to $51,604,000 in the first nine months of fiscal 2000. The sales increase of $5,089,000 (9.9%) is attributable to an increase in revenue of $3,044,000 from microwave products, and $10,804,000 in commercial products, offset by a decrease of $8,759,000 in microwave systems revenue. Included in commercial products are revenues of $7,015,000 attributable to businesses acquired during the first quarter of fiscal 2001.

The gross profit margin of 34.5% in the thirty-nine weeks ended April 29, 2001 was lower than the margin of 38.3% in fiscal 2000 primarily due to the shift in volume to commercial products as noted above , with lower gross margins, and the investment in new product development related to commercial applications.

Selling and administrative expenses for the thirty-nine weeks ended April 29, 2001 increased approximately $1,490,000 as compared to fiscal 2000. Contributing to this increase were selling and administrative expenses of $1,837,000 from businesses acquired. Incentive compensation decreased $413,000.

Investment income increased approximately $334,000 from the prior year primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $846,000 as compared to fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants. Bank borrowings outstanding at April 30, 2000 were $17,000,000. There was no bank debt outstanding during the quarter ended April 29, 2001.

Business Acquisitions
---------------------

In connection with the acquisition of Robinson Laboratories, Inc. in January 2000, the Company is obligated to issue 32,000 shares of Common Stock based on new orders booked through January 31, 2001. The additional shares will be valued at the closing price of the common stock on the date of issue. The contingently issuable shares have been included in the calculation of diluted weighted-average shares.

The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 of which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,050,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at April 29, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,996,000 is being amortized over 20 years.

The Company entered into an agreement, as of September 1, 2000, to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at April 29, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,109,000 is being amortized over 20 years.

The allocation of the aggregate estimated purchase price in connection with these acquisitions will be revised as additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.


Liquidity and Capital Resources
-------------------------------

As of April 29, 2001 and July 30,  2000,  working  capital was  $45,687,000  and
$35,476,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.49 to 1 and 3.78 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $460,000 at April 29, 2001, and $1,006,000 at July 30, 2000.

Net cash provided by operating activities during the period was approximately $861,000 as compared to $7,162,000 in the prior fiscal year. Significant changes causing the decrease from fiscal 2000 include increases in inventories of $7,211,000 and accounts receivable of $977,000; and reductions in reserve for contract losses of $591,000, advance payments on contracts of $546,000, and income taxes payable of $404,000. Offsetting these decreases was an increase in accounts payable and accrued expenses of $1,528,000

Net cash used in investing activities consists of the acquisitions of AMT and Terrasat for net cash of approximately $8,373,000, as discussed above under "Business Acquisition", and $2,098,000 for capital expenditures.

During the period ended April 29, 2001, the Company received proceeds of $223,000 from the exercise of common stock options by employees, $998,000 from the exercise of Managing Underwriters' Warrants, and $14,759,000 from the exercise of 946,349 of the warrants which were called for redemption as of November 13, 2000. The proceeds have been invested in a short term money fund.

Payments of long-term debt includes the payment of approximately $622,000 of debt assumed in the acquisitions of AMT and Terrasat with interest rates ranging from 9% to 18%.

The Company acquired 10,800 shares of treasury stock through open market purchases at a cost of $194,000. All treasury shares have been retired.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in February 2001, which expires January 31, 2003. There were no borrowings outstanding as of April 29, 2001 and July 30, 2000.

At April 29, 2001, the Company had cash and cash equivalents of approximately $13,016,000.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS:

         The Company is not involved in any material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES:

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5 - OTHER INFORMATION:

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 2001.

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


DATE: June 12, 2001