Form 10-K405
period 2001-07-29
HERLEY INDUSTRIES INC /NEW
filed 2001-10-23
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 29, 2001

                                       OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ............to .............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                  23-2413500
    --------                                              -------------------
    State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization                      Identification No.)

    3061 Industry Drive, Lancaster, Pennsylvania                 17603
    --------------------------------------------                --------
    (Address of Principal Executive Offices )                  (Zip Code)

    Registrant's telephone number, including area code:         (717) 397-2777
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                      Name of Exchange on which registered
 -------------------                      ------------------------------------
        None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Based on the closing sale price of $17.08 as of October 11, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $162,884,752.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 11, 2001 was 10,626,576.

Documents incorporated by reference:
-----------------------------------
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
   Item 1     Business                                                        1
   Item 2     Properties                                                     11
   Item 3     Legal Proceedings                                              11
   Item 4     Submission of Matters to a Vote of Security Holders            12

PART II
   Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         12
   Item 6     Selected Financial Data                                        13
   Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         14
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk     17
   Item 8     Financial Statements and Supplementary Data                    18
   Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         18
PART III
   Item 10    Directors and Executive Officers of the Registrant             18
   Item 11    Executive Compensation                                         18
   Item 12    Security Ownership of Certain Beneficial
                 Owners and Management                                       18
   Item 13    Certain Relationships and Related Transactions                 18

PART IV
   Item 14    Exhibits, Financial Statement Schedules and Reports
                    on Form 8K                                               19

SIGNATURES                                                                   20

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

Item 1.  Business

Herley Industries, Inc. ("Herley" or "Company") a Delaware corporation was incorporated in 1965. The Company's headquarters and executive offices are located at 3061 Industry Drive, Lancaster, PA 17603. The Company's common stock is listed on The Nasdaq National Market under the symbol "HRLY".

With approximately 650 employees, including over 100 microwave engineers and engineering aides, Herley is one of the largest suppliers of microwave products and systems to defense and aerospace industries worldwide. With seven domestic manufacturing sites and one facility in Israel, the Company is a significant supplier to almost all of the larger domestic and international military suppliers. Herley also has teaming and partnering agreements with several of the major domestic and international aerospace companies, whereby each of the companies agrees to sell the other's products.

Herley has grown four fold through internal growth and strategic acquisitions over the past nine years and has evolved from a component manufacturer to a systems and service provider. The Company has been successful in integrating these acquisitions by adhering to its basic strategic plan, which is to acquire microwave technology companies and fuse their strengths into the existing Company. All of the previous acquisitions have added value by permitting the Company to offer additional products to additional markets. Herley expects to continue to implement this business plan through continued internal growth along with selective acquisitions of additional specialized microwave companies or product lines, both domestically and internationally.

Since its inception in 1965, the Company has designed and manufactured microwave devices for use in various military programs. In June 1986, the Company acquired a small engineering company, Mission Design Inc., engaged in the design and development of transponders. This acquisition enabled the Company to enter the flight instrumentation business beginning with the design and manufacture of range safety transponders. In September 1992, the Company acquired substantially all of the assets of Micro-Dynamics, Inc. ("MDI") of Woburn, Massachusetts, a microwave subsystem designer and manufacturer. In June 1993, the Company acquired Vega Precision Laboratories, Inc. of Vienna, Virginia, a manufacturer of flight instrumentation products. In March 1994, the Company entered into an exclusive license agreement for the manufacture, marketing and sale of the Multiple Aircraft GPS Integrated Command & Control (MAGIC2) systems. In July 1995, the Company acquired certain assets and the business of Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems. In August 1997, the Company acquired Metraplex Corporation ("Metraplex") of Frederick, Maryland, which has enabled the Company to enter the airborne PCM and FM telemetry and data acquisition systems market market. In January 1999, the Company acquired all of the issued and outstanding common stock of General Microwave Corporation ("GMC") expanding its offering of microwave components and electronic systems, and its customer base in the industrial sector as well as in the defense industry.

In January 2000, the Company acquired substantially all of the assets of Robinson Laboratories, Inc., a New Hampshire Corporation. Robinson designs, develops and manufactures microwave components and assemblies primarily for defense applications.

In September 2000, the Company acquired certain assets and the business of American Microwave Technology, Inc. ("AMT"), which enabled the Company to enter the area of high power, solid state amplifiers for the scientific and medical markets.

In September 2000, the Company acquired Terrasat, Inc., Morgan Hill, California. Terrasat designs and manufactures transceivers and receiver/transmitter modules for digital microwave radio companies and a complete range of C and Ku Band VSAT "block transceivers" for the commercial and military satellite markets.

Herley has over 35 years of experience in the design and manufacture of sophisticated RF, microwave and millimeter wave electronic components in the defense industry. Herley's technology range covers the entire RF spectrum from 900 MHz through 18.0 GHz, and millimeter wave frequencies from 20 Ghz through 40 Ghz.

Company Products

Command and Control Systems

The Company's command and control systems have been used to fly remotely a large variety of unmanned airborne vehicles ("UAVs"), typically aircraft used as target drones or Remotely Piloted Vehicles ("RPVs") and some surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges. The Company's command and control systems are currently in service throughout the world. The Company's pulse-positioned-coded ("PPC") concept enables the use of standard radar technology to track and control unmanned vehicles. Using the radar beacon mode, PPC pulse groups are transmitted and received for transfer of command and telemetry data while employing the location precision and advantages of radar techniques. Command and control systems permit a ground operator to fly a target or a UAV through a pre-planned mission. The mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its command and control systems ground station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft.

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

The MAGIC2 system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships like the AEGIS cruiser and the E-2C aircraft. Military surveillance operations typically use UAVs, RPVs, or drones to avoid the cost and risk of manned surveillance vehicles in the event of an accident or if the vehicle is shot down. These inexpensive drones are controlled in flight by a Herley command and control system, which may be mounted in a trailer that may be moved from place to place by helicopter or truck. The Company also manufactures portable command and control systems that are mounted on tripods that can be easily transported by an operational team. The portable units permit ready deployment in rugged terrain and may also be used on ships during open ocean exercises.

In recent years, teaming arrangements between prime military contractors and the Company have increased. Large companies bidding on major programs seek to align themselves with parts and systems manufacturers such as the Company for economic reasons as well as for the technical expertise afforded by such alliances. Teaming arrangements with BAE Systems (formerly Tracor Corporation) and Northrop Grumman Corporation have resulted in awards to the Company for command and control systems in Australia and Singapore, and the Company is presently negotiating additional teaming arrangements.

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

The Company's 1997 acquisition of Metraplex allows the Company to offer a complete airborne data link system. With the digital capability of Metraplex in data encoding and acquisition elements combined with the radio frequency capability of the Company in providing its telemetry transmitters and flight termination receivers, the Company offers a full line of narrow and wide band airborne telemetry systems to meet a wide variety of industrial needs, both domestically and internationally.


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

In range safety applications, transponders enable accurate tracking of space launch and unmanned airborne vehicles, missiles, and target drones so that position and direction are known throughout its flight. In the case of several defense and commercial space launch vehicles (i.e., Delta, Atlas, Titan and Pegasus), the Herley transponder is tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit.

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

Flight Termination Receiver

A flight termination receiver ("FTR") is installed in a test missile, UAV, target or space launch vehicle as a safety device. The FTR has a built-in decoder that enables it to receive a complex series of audio tones which, when appropriate, will set off an explosive charge that will destroy the vehicle. A Range Safety Officer ("RSO") using the range safety transponder will track the vehicle in flight to determine if it is performing as required. If the RSO detects a malfunction in the test or launch vehicle that causes it to veer from a planned trajectory in a manner that may endanger personnel or facilities, the RSO will transmit a coded signal to the onboard FTR to explode the vehicle.

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

High Power Amplifiers

The Company has design and production capabilities to produce high power amplifier systems with frequencies ranging from 1.5 MHz to 12GHz with power levels from multi-kilowatts up to 15W, depending on the frequency.

Herley's high power amplifier applications include but are not limited to defense communication, electronic warfare, SATCOM communications, radar and avionics.

Microwave Products

Herley manufactures microwave devices at its New England facilities in Woburn, Massachusetts and Nashua New Hampshire; in Farmingdale, New York; and in Jerusalem, Israel for existing long-term military programs, for new production units, as well as for spare parts and repair services. These microwave devices are used in a variety of radar, communications and missile applications, including airborne and shipboard navigation and missile guidance systems.

The Company designs and manufactures complex microwave integrated circuits ("MICs"), which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. MICs manufactured by the Company are employed in many defense electronics military systems as well as missile programs. Herley also manufactures magnetrons, which are the power source utilized in the production of the Company's transponders.

The Company's four microwave product facilities all share certain common engineering and manufacturing capabilities as well as maintaining areas of specialization unique to each location. Herley seeks the more limited production, higher unit cost microwave subsystem applications, where the Company's engineering experience is of primary advantage to its customers.

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

The Company has become the preeminent supplier of solid state receiver protector devices, that are able to withstand high energy pulses without the use of nuclear materials. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. For its engineering efforts in designing solid state receiver protectors for the F-16, the United States Air Force awarded the Company cash awards as part of the government's value engineering program.

In Farmingdale, Herley produces lower power, broad band microwave integrated assemblies for the electronic defense business area. These complex assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. Their applications include Rear Warning Receivers (RWR's), Electronics Countermeasure (ECM) systems, and highly sensitive receiver systems.

The Company's Israel division supplies microwave sources, which generate signals that are used in microwave oscillators. Herley's Israel operation sells to various foreign governments and to the U.S. defense industry. The Company specializes in digitally tuned oscillators (DTO's), a critical component of many ECM systems. The Company also produces microwave components in Israel that are sold through its catalog, which for almost forty years has been the industry leader and microwave engineer's handbook for attenuating devices and IQ modulation and phase shifters.

Commercial Technologies

Herley Commercial Technologies is comprised of communication and medical products. Engineering, manufacturing, and marketing functions for communication products, including microwave and millimeter wave systems for the wireless industry which are used in the digital microwave radio and VSAT (Very Small Aperture Satellite Terminals) markets, are located in Morgan Hill, California. Engineering, manufacturing, and marketing functions for medical products, including custom radio frequency (RF) power amplifiers for the medical and scientific industries are located in Anaheim, California and Lancaster, Pennsylvania.

Medical Products

Herley's medical products vary in complexity from single modules, to rack mounted amplifiers, to complete systems. The rack-mounted amplifiers and systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements.

All products feature highly reliable technical solutions designed for producibility and reliability. Producibility is enhanced through the use of surface mount components and circuit designs and eliminate the need for excessive alignment during the production cycle. High reliability is accomplished through the implementation of conservative thermal and RF circuit design and sophisticated self-protection schemes. Reliability is further enhanced during the design phase by employing detailed environmental testing.

Herley's  medical products are used  extensively in Magnetic  Resonance  Imaging
(MRI) systems. These amplifiers cover the frequency ranges of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle.

All amplifiers have dual mode capability and can be operated in either a pulsed or CW mode. Custom products or private labeling is available. Medical customers include both OEM systems manufacturers, universities and research centers.

Scientific Products

Herley's  scientific products are used extensively in Nuclear Magnetic Resonance
(NMR) systems. These amplifiers cover the frequency ranges of 6 MHz to 950 MHz, with power levels as high as 2.0KW peak power at 10% duty cycle.

All amplifiers have dual mode capability and can be operated in either a pulsed or CW mode. Custom products or private labeling is available. Scientific customers include both OEM system manufacturers and research centers.

Communication Products

Herley's core technology is in the design of microwave assemblies from 3GHz through 18 GHz. Products include single function amplifier modules, transceivers for microwave radios and complete satcom outdoor transceivers with built-in 40W power amplifiers, monitor and control and redundancy all controlled via RS485 and FSK.

Satcom

Herley manufactures a complete range of C and Ku Band VSAT "Block Transceivers". Transceivers are Outdoor Units mounted at the antenna of the satellite terminal and are used to convert high frequency signals to/from the satellite to intermediate frequencies required by the Indoor Units (Modems). Traditional VSAT Transceivers use 70 MHz or 140 MHz to link to the Indoor section of Satellite Terminals. "Block Transceivers" utilize L Band (950-1525 MHz) instead of 70MHz or 140 MHz. "Block Transceivers" result in cost savings and also allow for Single Channel Per Carrier (SCPC), Multi-Channel Per Carrier (MCPC) and simultaneous multi- transponder transmissions. Herley supports products to domestic and international equipment companies for VSAT networks.

Digital Microwave Radios

Herley supplies subsystems (transceivers and receiver/transmitter modules) to digital microwave radio companies. Herley's products are used as "front-ends" for high data communications including the following applications:
Point-to-point (7GHz through 38 GHz), point-to-multipoint (3.5, 10.5, 26GHz, 28GHz and 42GHz), Internet access (2.5GHz-MmDS) and non-licensed band (2.4GHz, 5.2GHz, 5.8GHz). Herley's products are best suited for higher-level modulation and higher data rate digital microwave radios (QPSK, 16QAM, 64QAM, 34MG and 155MB).

Strategy

The Company's strategy is to attempt to continue to leverage its proprietary technology, microwave development and manufacturing capabilities to further expand its penetration in defense and medical markets. Key components of the Company's strategy include the following:

Increase Levels of Component Integration and Value Added Content

Due to acquisitions, product development and growth of engineering expertise, the Company has increased its capability to provide more component integration. Component integration adds value and will enable Herley to increase content and revenue levels on wireless and defense systems.

Maintain Leadership in Microwave Technology

The Company intends to pursue further technological advances through continued investment in product development. The Company will seek to advance its leadership in microwave technology by continuing its participation in selected defense programs that involve highly sophisticated state-of-the-art microwave technology.

Strengthen and Expand Customer Relationships

The Company has developed mutually beneficial relationships with defense and commercial companies. The Company expects to continue to build and strengthen relationships with industry leaders by recognizing their needs and providing them with timely and cost effective solutions.

Enhance Manufacturing Capabilities

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

Customers

During the fiscal year ended July 29, 2001, approximately 18% of the Company's sales were attributable to contracts with offices and agencies of the U. S. Government. No other customers accounted for shipments in excess of 10% of consolidated net sales.

During fiscal year 2001, sales to foreign customers accounted for approximately 26% of the Company's consolidated net sales. All of the Company's contracts with foreign customers are payable in U. S. dollars. Sales to foreign customers were $20,683,000, $16,506,000 and $17,680,000 in fiscal 2001, 2000 and 1999, respectively.

The Company provides defense electronics equipment to major defense prime contractors for integration into larger systems. Some of its customers for defense electronics equipment include:

                Boeing/McDonnell Douglas
                British Aerospace
                Harris
                Lockheed Martin
                Litton/Amecon
                Northrop Grumman
                Raytheon

Business Acquisition

The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at July 29, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,845,000 is being amortized over 20 years.

The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at July 29, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,112,000 is being amortized over 20 years.

Sales and Marketing

The Company markets its products worldwide to OEMs, service providers, research institutions and universities in commercial markets and prime contractors and various countries in defense markets. Sales are primarily through a sales force generally organized by geographic territory and markets. In addition, the Company has contracts with manufacturers' representatives in the United States and international representatives who are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industrial shows in the commercial, medical, satcom and defense markets.

After the Company has identified key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representative.

In order to promote widespread acceptance of its products and provide customers with support, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their requirements. The Company believes that its customer engineering support provides it with a key competitive advantage.

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

The Company maintains minimal levels of finished products inventory to meet the needs of it's medical products customers. Raw materials are generally purchased for specific contracts and common components are purchased for stock based on the Company's firm fixed backlog.

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

Assembly, test, package and shipment of products are done at the Company's manufacturing facilities located in the following cities:

                Lancaster, Pennsylvania
                Farmingdale, New York
                Woburn, Massachusetts
                Nashua, New Hampshire
                Anaheim, CA
                Morgan Hill, CA
                Jerusalem, Israel

Backlog

The Company's total backlog of orders was approximately $87,743,000 on July 29, 2001 as compared to $53,127,000 on July 30, 2000. Of the Company's total backlog of $87,743,000 at July 29, 2001, $52,944,000 is attributable to domestic orders and $34,799,000 is attributable to foreign orders. Management anticipates that approximately $68,440,000 of its backlog will be shipped during the fiscal year ending July 28, 2002.

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

Product Development

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

Certain of the Company's officers and engineers are involved at various times and in varying degrees in these activities. The Company's policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, were approximately $2,070,000, $1,727,000 and $1,685,000 in fiscal 2001, 2000 and 1999, respectively.

Competition

The microwave component and subsystems industry is highly competitive and the Company competes against many companies, both foreign and domestic. Many of these are larger, have greater financial resources and are better known. As a supplier, the Company also experiences significant competition from the in-house capabilities of its actual prospective customers.

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

Employees

As of September 30, 2001, the Company employed 640 persons full time. Of these employees, 93 comprise the engineering staff, 470 constitute manufacturing personnel, 25 occupy sales and marketing positions, and 52 are in executive, management, and support functions. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory. The Company believes that its future success will depend, in part, on its continued ability to recruit and retain highly skilled technical, managerial and marketing personnel. To assist in recruiting and retaining such personnel, the Company has established competitive benefits programs, including a 401k employee savings plan and stock option plans.

Item 2.  Properties

The Company's properties are as follows:

                                                                                                 Owned
                                                                                                   or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                         ----         ------
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

Farmingdale, NY (2)         Production, engineering and administration          46,000 sq. ft.   Leased

Jerusalem, Israel           Production, engineering and administration          12,000 sq. ft..  Owned

Nashua, NH (3)              Production, and engineering                         20,000 sq. ft.   Leased

Chicago, IL                 Engineering and administration                        3,000 sq. ft.  Leased

Morgan Hill, CA (4)         Production, and engineering                         11,000 sq. ft.   Leased

Anaheim, CA (5)             Engineering                                           4,000 sq. ft.  Leased

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

     (4) As of September 30, 2000 the Company acquired all of the outstanding common stock of Terrasat, Inc. which operates as a wholly owned subsidiary at this location.

     (5) As of September 1, 2000 the Company acquired substantially all of the assets of American Microwave Technology, Inc. which operates as a division at this location.

In addition to the above operating facilities, the Company has an idle facility in Billerica, MA which is under lease. The Company is looking to sublease this facility.

The Company believes that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

On August 14, 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson ("Robinson") filed an amended complaint against the Company in the United States District Court for the Eastern District of New York. The core allegations are

(i) that the Company has not issued 146,761 (as adjusted) shares of common stock in connection with certain earn out requirements contained in an asset purchase agreement dated February 1, 2000; (ii) that the Company breached an employment agreement with Robinson by terminating his employment on August 5, 2001; and
(iii) that the Company breached a stock option agreement dated January 31, 2000 with Robinson. On September 17, 2001, the Company filed an answer and affirmative defenses and counterclaims in this matter denying the material allegations of the amended complaint. The Company also filed counterclaims against both RLI and Robinson. In these counterclaims, the Company's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the asset purchase agreement; (iii) wrongdoing as a Company employee leading to his termination; and (iv) post-Company employment wrongdoing in connection with a new company. In addition to seeking a declaratory judgment, the Company also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships. The parties are now engaged in discovery and expect a trial date in 2002. The Company believes that it has meritorious defenses to this action.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholders
           Matters

     (a) The Company's Common Stock is traded in the NASDAQ National Market under the symbol HRLY. The following table sets forth the high and low sales price as reported by the NASDAQ National Market for the Company's Common Stock for the periods indicated and gives effect to the three-for- two stock split of the Common Stock on September 10, 2001.


                                                      Common Stock
                                                      ------------
                                                    High          Low
                                                    ----          ---
     Fiscal Year 2000
         First Quarter...........................$ 10.00        $  8.13
         Second Quarter..........................  10.33           7.42
         Third Quarter...........................  12.92           9.25
         Fourth Quarter..........................  12.71          10.46
     Fiscal Year 2001
         First Quarter...........................  15.17          11.63
         Second Quarter..........................  15.46           8.79
         Third Quarter...........................  10.89           8.38
         Fourth Quarter..........................  13.15           9.97
     Fiscal Year 2002
         First Quarter (through October 11, 2001)  18.50          11.17

     The closing price on October 11, 2001 was $17.08.

     (b) As of October 11, 2001, there were approximately 1,000 record holders of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.

Item 6.  Selected Financial Data (in thousands except per share data)

                                                                         52 Weeks ended
                                                   -----------------------------------------------------------
                                                   July 29,     July 30,    August 1,    August 2,   August 3,
                                                   2001 (2)     2000 (3)     1999 (4)       1998        1997
                                                   --------     --------     --------       -----       ----
Net sales                                       $    80,597        70,537      61,036       40,798      32,195
                                                     ======        ======      ======       ======      ======

Net income                                      $     7,405         7,639       7,735        5,497       4,804
                                                     ======        ======      ======      =======     =======

Earnings per common share (1)
     Basic                                      $       .73          1.05         .99          .74         .79
                                                       ====          ====        ====          ===        ====
     Assuming Dilution                          $       .68           .96         .91          .68         .67
                                                       ====         =====        ====         ====        ====

Total Assets                                    $   114,597        86,656      74,056       57,553      39,257
Total Current Liabilities                       $    18,732        12,783      10,513        9,843       9,813
Long-Term Debt net of current portion           $     2,740         2,931      15,437        4,111       2,890



     (1) As adjusted to give effect to a 3-for-2 stock split effective September 10, 2001.

     (2) As of September 1, 2000 and September 30, 2000 the Company acquired American Microwave Technology, Inc. and Terrasat, Inc., respectively. See Note B of the financial statements.

     (3) On January 3, 2000, the Company acquired Robinson Laboratories, Inc. See Note B of the financial statements.

     (4) On January 4, 1999, the Company acquired General Microwave Corporation. See Note B of the financial statements.

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

                                                                             52 weeks ended
                                                                     ------------------------------
                                                                 July 29,       July 30,       August 1,
                                                                   2001           2000           1999
                                                                   ----           ----           ----

Net sales                                                         100.0%         100.0%         100.0%

Cost of products sold                                              67.2%          62.9%          60.2 %
                                                                   -----          -----          ------
Gross profit                                                       32.8%          37.1 %         39.8 %
Selling and administrative expenses                                19.3%          19.2 %         19.5%
                                                                   -----          ------         ----

Operating income                                                   13.5%          17.9 %         20.3%
                                                                   -----          ------         -----

Other income (expense), net:
     Investment income                                              0.8%           0.3 %          0.5 %
     Interest expense                                            (0.3)%         (1.6)%         (1.2)%
                                                                 ------         ------         ------
                                                                    0.5%        (1.3)%         (0.7)%
                                                                   -----       -------        -------

Income before income taxes and extraordinary item                  14.0%          16.6 %         19.6 %
Provision for income taxes                                          4.8%           5.8 %          6.7 %
                                                                   -----         -------        -------
Income before extraordinary item                                    9.2%          10.8 %         12.9 %
Extraordinary item                                                  0.0%           0.0%        (0.2)%
                                                                    ----           ----        ------
Net income                                                          9.2 %         10.8 %         12.7 %
                                                                    =====         ======         ======


     Fiscal 2001 Compared to Fiscal 2000

Net sales for the 52 weeks ended July 29, 2001 were approximately $80,597,000 compared to $70,537,000 for fiscal 2000. The sales increase of $10,060,000 (14.3%) is attributable to the acquisitions of Terrasat and AMT in the first quarter of fiscal 2001 which contributed $10,915,000 in revenues, as well as an increase in net sales of approximately $3,997,000 in microwave products and $4,573,000 in commercial products. Microwave systems products experienced a drop in revenue of approximately $9,425,000.

Gross profit of 32.8% for the 52 weeks ended July 29, 2001 is less than the prior year of 37.1%. The decline in margin of 4.3% is due primarily to lower margins on microwave and commercial products as compared to microwave systems. Margins have also been impacted by certain inefficiencies at the Nashua facility. This operation is now being consolidated into the New England and Farmingdale facilities.

Selling and administrative expenses for the 52 weeks ended July 29, 2001 were $15,592,000 compared to $13,497,000 for fiscal 2000, an increase of $2,095,000.
The primary increase is due to businesses acquired which added $2,345,000 in fiscal 2001 and $486,000 in additional personnel expenses associated with power amplifier marketing costs. Incentive compensation decreased $707,000.

Investment income increased approximately $447,000 from the prior year primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $906,000 as compared to fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants.

The effective income tax rate decreased to 34.4% in fiscal 2001 from 35.0% in 2000 due to various favorable tax benefits including a lower effective tax rate on foreign-source income.

     Fiscal 2000 Compared to Fiscal 1999

Net sales for the 52 weeks ended July 30, 2000 were approximately $70,537,000 compared to $61,036,000 for fiscal 1999. The sales increase of $9,501,000 (15.6%) is partially attributable to the acquisition of Robinson Labs as of January 3, 2000 which contributed $4,690,000 in revenues, and the acquisition of GMC as of January 4, 1999 which contributed $5,101,000 additional revenue over the volume generated in fiscal 1999, as well as an increase in net sales of approximately $2,478,000 in microwave products. Space and communications products experienced a drop in revenue of approximately $2,768,000.

Gross profit of 37.1% for the 52 weeks ended July 30, 2000 is less than the prior year of 39.8%. The decline in margin of 2.7% is due primarily to lower margins on microwave products, which includes the revenues from Robinson Labs and GMC.

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

Liquidity and Capital Resources

As of July 29, 2001 and July 30, 2000, working capital was approximately $46,804,000 and $35,476,000, respectively, and the ratio of current assets to current liabilities was 3.50 to 1 and 3.78 to 1, respectively. At July 29, 2001, the Company had cash and cash equivalents of approximately $13,041,000.

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

The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004.

As of January 3, 2000, the Company acquired substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which is being operated as a division of Herley Industries, Inc. The transaction provided for the payment of $6,000,000 in cash, the issuance of 50,762 (as adjusted) shares of Common Stock of the Company valued at $10.125 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, up to a maximum of 146,761(as adjusted) shares, based on new orders booked through January 2001. The Company believed previously, based upon preliminary data, that it was obligated to issue additional shares to Robinson Labs. The Company has since determined, based upon a comprehensive inquiry, that Robinson Labs is not entitled to any stock under the earn out provisions of the Asset Purchase Agreement. See "Item 3. Legal Proceedings".

In connection with the acquisition of all of the issued and outstanding common stock of GMC in January 1999, the Company issued 1,450,013 (as adjusted) three-year warrants to purchase one share of the Company's common stock at an exercise price of $10.40 per share. The warrants were to expire in January 2002, subject to a call provision after October 11, 2000 at $.67 per warrant if the average last reported sales price of the common stock of the Company has been not less than $11.73 per share for fifteen consecutive trading days immediately preceding the call date. The warrants were called for redemption as of November 13, 2000, and approximately 1,419,525 of the warrants were exercised at $10.40 per share of common stock resulting in proceeds of approximately $14,759,000.

As is customary in the defense industry, inventory is partially financed by advance payments. The unliquidated balance of these advance payments was approximately $261,000 in 2001, and $1,006,000 in 2000.

Net cash provided by operations was approximately $2,210,000, and $9,854,000, in 2001 and 2000 respectively. Significant variances from the prior fiscal year include additional increases in inventory of $6,626,000 and a decrease in customer deposits of $940,000.

Net cash used in investing activities in 2001 of approximately $11,740,000 relates primarily to the acquisitions of Terrasat and certain assets and the business of AMT, net of cash acquired, which was funded by available cash balances and borrowings under the bank line of credit. Capital expenditures amounted to $3,679,000. Included in capital expenditures is the purchase of land for $747,000 for expansion of the Lancaster, PA facility.

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

Net cash flows from financing activities in fiscal 2001 included: (1) the exercise of approximately 1,419,500 warrants aggregating $14,759,000 which were issued in connection with the acquisition of GMC in 1999; (2) the exercise of 103,950 underwriter warrants aggregating $998,000 which were issued in connection with the public offering of common stock in fiscal 1998; (3) proceeds from the exercise of 37,251 stock options aggregating $250,000; and (4) the acquisition of treasury stock in the aggregate amount of $194,000.

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

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in February 2001, which expires January 31, 2003. No borrowings were outstanding as of July 29, 2001 and July 30, 2000.

During the fiscal years ended July 29, 2001 and July 30, 2000 the Company acquired 10,800 (pre-split) and 512,000 (pre-split) shares of its outstanding common stock for approximately $194,000 and $7,565,000, respectively through open market purchases, pursuant to a stock repurchase plan to acquire up to 1,250,000 (pre- split) shares of Common Stock.

The Company also acquired 8,982 and 410,593 shares of common stock in fiscal 2000 and 1999, respectively, valued at $80,000, and $5,989,000, respectively, in connection with certain "stock-for-stock" exercises of stock options by which certain employees elected to surrender "mature" shares owned in settlement of the option price. Such exercises are treated as an exercise of a stock option and the acquisition of treasury shares by the Company. See "Management - Stock Plans."

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Subsequent Events

On August 7, 2001 the Board of Directors declared a 3-for-2 stock split effected as a stock dividend payable September 10, 2001 to holders of record on August 28, 2001. The effect of the split is presented within shareholders' equity at July 29, 2001. As of the date of the split, the distribution increased the number of shares outstanding from 7,027,553 to 10,541,329. The amount of $351,373 was transferred from the additional paid-in capital to the common stock account to record this distribution. Unless otherwise indicated, all share and per share data (other than common stock issued and outstanding on the 2000 Consolidated Balance Sheet and 1999 and 2000 Consolidated Statements of Shareholders' Equity), including stock options and warrants, included in this annual report have been restated to reflect the stock split on a retroactive basis.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. The Company's debt consists of a working capital credit facility with a bank having an interest rate that is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001, and a mortgage on its facility in Lancaster, Pa. at a fixed rate of 7.43%. The FOMC Federal Funds Target Rate at at July 29, 2001 was 5.55%. The credit line is reviewed on an annual basis. Since the acquisition of GMC, the Company is subject to movements in foreign currency rate changes related to GMC's Israel operations. The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 2001.

As of July 29, 2001, the Company holds an investment in the common stock of a public company that is exposed to price risk with a cost basis and a fair market value basis of $143,330.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. The table presents principal cash flows by maturity date. Future principal payment cash flows by maturity date required under the mortgage and line of credit, and corresponding fair values are as follows:

          Fiscal year ending during:                     Mortgage
          -------------------------                      --------
                   2002                                  $     75
                   2003                                        80
                   2004                                        86
                   2005                                        93
                   2006                                       101
                   2007 and later                           2,330
                                                            -----
                                                           $2,765
                                                            =====
          Fair value                                       $2,765
                                                            =====

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended July 29, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).

3.2   By-Laws, as amended August 7, 2001.

10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).

10.2  1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10,
      1997).

10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12, 2001).

10.5 Amendments dated January 26,1999 and July 30, 1999 to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of October 1, 1998 (Exhibit 10.4 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

10.6 Amendments dated January 26,1999 and July 30, 1999 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of October 1, 1998 (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

10.7  Agreement  and Plan of Reorganization  dated as of July 8, 1997  among the
      Company,   Metraplex Acquisition  Corporation  and  Metraplex  Corporation
      (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).

10.8 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).

10.9 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

10.10 Loan Agreement dated February 16, 1999 between Registrant and The First National Bank of Maryland, a division of FMB Bank. (Exhibit 10.9 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

10.11 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13,
      2000).

10.12 Amendment to Loan Agreement dated January 11, 2000 between Registrant and Allfirst Bank, successor to The First National Bank of Maryland (Exhibit
      10.1 of Form 10-Q dated March 13, 2000).

10.13 Amendment to Loan Agreement dated February 15, 2001 between Registrant and Allfirst Bank, successor to The First National Bank of Maryland (Exhibit
      10.1 of Form 10-Q dated March 13, 2001).

10.14 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).

10.15 Common Stock Purchase Agreement dated as of December 4, 2000 between Registrant and Terrasat, Inc. (Exhibit 10.2 of Form 10-Q dated December 12
      2000).

10.16 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).

23.1  Consent of Arthur Andersen LLP.

(b)  Financial Statements

         See Index to Consolidated Financial Statements at Page F-1.

(c)  Reports on Form 8-K

         None

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of October, 2001.

                                     HERLEY  INDUSTRIES,  INC.

                                     By:          /S/  Lee N. Blatt
                                           -----------------------------------
                                           Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 23, 2001 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                       Chairman of the Board
   -------------------------------------------
      Lee N. Blatt

By:    /S/  Myron Levy                         Chief Executive Officer and
   ------------------------------------------- Director
      Myron Levy                               (Principal Executive Officer)

By:    /S/  Anello C. Garefino                 Vice President Finance,
   ------------------------------------------- CFO/Treasurer
      Anello C. Garefino                       (Principal Financial Officer)

By:    /S/  David H. Lieberman                 Secretary and Director
   -------------------------------------------
      David H. Lieberman

By:    /S/  Thomas J. Allshouse                Director
   -------------------------------------------
      Thomas J. Allshouse

By:    /S/  John A. Thonet                     Director
   -------------------------------------------
      John A. Thonet

By:    /S/ Alvin M. Silver                     Director
   -------------------------------------------
      Alvin M. Silver

By:    /S/ Edward K. Walker, Jr.               Director
   -------------------------------------------
      Edward K. Walker, Jr.

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, July 29, 2001 and July 30, 2000            F-3

     Consolidated Statements of Income for the 52 weeks ended
        July 29, 2001, July 30, 2000, and August 1, 1999                     F-4

     Consolidated Statements of Shareholders' Equity for the 52 weeks
        ended July 29, 2001, July 30, 2000, and August 1, 1999               F-5

     Consolidated Statements of Cash Flows for the 52 Weeks Ended
        July 29, 2001, July 30, 2000, and August 1, 1999                     F-6

     Notes to Consolidated Financial Statements                              F-7



Schedules have been omitted as not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To the Board of Directors of
     Herley Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Herley Industries, Inc and Subsidiaries as of July 29, 2001 and July 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 weeks ended July 29, 2001, July 30, 2000 and August 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 29, 2001 and July 30, 2000, and the consolidated results of their operations and their cash flows for the 52 weeks ended July 29, 2001, July 30, 2000 and August 1, 1999 in conformity with accounting principles generally accepted in the United States.



                             /S/ ARTHUR ANDERSEN LLP

     Lancaster, PA
     October 3, 2001

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                             July 29,   July 30,
                                                               2001       2000
                                                             --------   --------
                        ASSETS
Current Assets:
         Cash and cash equivalents                           $ 13,041   $  7,665
         Accounts receivable                                   17,047     14,315
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                  541        146
         Other receivables                                        166        293
         Inventories                                           32,768     23,045
         Deferred taxes and other                               1,973      2,795
                                                              -------    -------
                               Total Current Assets            65,536     48,259
Property, Plant and Equipment, net                             21,312     18,004
Intangibles, net of amortization of $4,639 in 2001
         and $3,095 in 2000                                    26,766     18,096
Available-For-Sale Securities                                     146        146
Other Investments                                                 773      1,020
Other Assets                                                       64      1,131
                                                              -------    -------
                                                             $114,597   $ 86,656
                                                              =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                   $    213   $    282
         Accounts payable and accrued expenses                 16,194      9,602
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts           531       --
         Income taxes payable                                   1,061      1,426
         Reserve for contract losses                              472        467
         Advance payments on contracts                            261      1,006
                                                              -------    -------
                               Total Current Liabilities       18,732     12,783
Long-term Debt                                                  2,740      2,931
Deferred Income Taxes                                           4,452      5,571
                                                              -------    -------
                                                               25,924     21,285
                                                              -------    -------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           10,537,289 in 2001 and 5,993,870 in 2000             1,054        599
         Additional paid-in capital                            45,250     29,808
         Retained earnings                                     42,369     34,964
                                                              -------    -------
                               Total Shareholders' Equity      88,673     65,371

                                                              -------    -------
                                                             $114,597   $ 86,656
                                                              =======    =======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)


                                                        52 weeks ended
                                                   -------------------------
                                               July 29,    July 30,    August 1,
                                                 2001        2000        1999
                                               --------    --------    ---------

Net sales                                      $ 80,597    $ 70,537    $ 61,036
                                                -------     -------     -------

Cost and expenses:
     Cost of products sold                       54,159      44,382      36,749
     Selling and administrative expenses         15,592      13,497      11,877
                                                -------     -------     -------
                                                 69,751      57,879      48,626
                                                -------     -------     -------

         Operating income                        10,846      12,658      12,410
                                                -------     -------     -------

Other income (expense), net:
     Investment income                              679         232         298
     Interest expense                              (232)     (1,138)       (748)
                                                -------     -------     -------
                                                    447        (906)       (450)
                                                -------     -------     -------

         Income before income taxes and
            extraordinary item                   11,293      11,752      11,960
Provision for income taxes                        3,888       4,113       4,098
                                                -------     -------     -------
         Income before extraordinary item         7,405       7,639       7,862
Extraordinary item - loss on extinguishment
     of debt (net of income tax benefit
     of $ 68)                                      --          --           127
                                                -------     -------     -------

         Net income                            $  7,405    $  7,639    $  7,735
                                                =======     =======     =======

Earnings per common share - Basic
     Earnings before extraordinary item         $ .73      $ 1.05       $1.00
     Extraordinary loss on extinguishment
         of debt                                   --          --         .01
                                                 ----        ----        ----
     Net earnings per common share - Basic      $ .73      $ 1.05       $ .99
                                                 ====        ====        ====

     Basic weighted average shares               10,082      7,308       7,849
                                                 ======      =====       =====

Earnings per common share - Diluted
     Earnings before extraordinary item         $ .68       $ .96       $ .92
     Extraordinary loss on extinguishment
         of debt                                   --          --         .01
                                                 ----        ----        ----
     Net earnings per common share - Diluted    $ .68       $ .96       $ .91
                                                 ====        ====        ====

     Diluted weighted average shares             10,956      7,928       8,490
                                                 ======      =====       =====


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         52 weeks ended July 29, 2001, July 30, 2000 and August 1, 1999
                        (In thousands except share data)

                                                     Common Stock         Additional
                                                     ------------           Paid-in        Retained       Treasury
                                                  Shares      Amount        Capital        Earnings        Stock       Total
                                                ---------     ------        -------        --------        -----       -----
Balance at August 2, 1998                       5,266,159    $   527         20,324         19,590          --       $ 40,441

Net income                                                                                   7,735                      7,735
Issuance of warrants in
  connection with business acquired                                           1,450                                     1,450
Exercise of stock options
  and warrants                                    735,767         73          4,752                       (5,989)      (1,164)
Tax benefit upon exercise of stock
  options                                                                     2,127                                     2,127
Purchase of 561,050 shares
  of treasury stock                                                                                       (7,689)      (7,689)
Retirement of treasury shares                    (971,643)       (97)       (13,581)                      13,678          --
                                                ---------      -----         ------         ------        ------       ------
Balance at August 1, 1999                       5,030,283    $   503         15,072         27,325          --       $ 42,900

Net income                                                                                   7,639                      7,639
Issuance of common stock in
  connection with business acquired                33,841          3            511                                       514
Exercise  of warrants issued in
  connection with public offering
   in 1998                                      1,313,613        131         20,361                                    20,492
Exercise of stock options
  and warrants                                    137,115         14          1,213                         (140)       1,087
Tax benefit upon exercise of stock
  options                                                                       304                                       304
Purchase of 512,000 shares
  of treasury stock                                                                                       (7,565)      (7,565)
Retirement of treasury shares                    (520,982)       (52)        (7,653)                       7,705          --
                                                ---------      -----         ------         ------         -----       ------
Balance at July 30, 2000                        5,993,870    $   599         29,808         34,964           --      $ 65,371

Net income                                                                                   7,405                      7,405
Exercise  of warrants issued in
  connection with business acquired
   in 1999                                        946,349         95         14,664                                    14,759
Exercise of stock options
  and warrants                                     94,134         10          1,239                                     1,249
Tax benefit upon exercise of stock
  options                                                                        83                                        83
Purchase of 10,800 shares
  of treasury stock                                                                                         (194)        (194)
Retirement of treasury shares                     (10,800)        (1)          (193)                         194          --
Three-for-two stock split                       3,513,736        351           (351)                                      --
                                               ----------     ------         ------         ------         -----       ------
Balance at July 29, 2001                       10,537,289    $ 1,054         45,250         42,369           --      $ 88,673
                                               ==========     ======         ======         ======         =====       ======


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             52 weeks ended
                                                                       -------------------------
                                                                   July 29,    July 30,    August 1,
                                                                     2001        2000        1999
                                                                   --------    --------    ---------
Cash flows from operating activities:
     Net Income                                                    $  7,405    $  7,639    $  7,735
                                                                    -------     -------     -------
     Adjustments to reconcile net income
        to net cash provided by operations:
         Depreciation and amortization                                4,772       3,998       3,289
         Loss (gain) on sale of fixed assets                              4         (21)       --
         Extraordinary loss on extinguishment
            of debt, net of income taxes                               --          --           127
         Equity in income of limited partnership                        (49)        (71)        (99)
         Decrease (increase) in deferred tax assets                     962        (148)        483
         (Decrease) increase in deferred tax liabilities             (1,119)        342        (141)
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                        (1,525)     (1,568)       (361)
            (Increase) decrease in costs incurred
                and income recognized in excess of
                billings on uncompleted contracts                      (395)       (146)      1,665
            Decrease (increase) in other receivables                    127         (20)         36
            Decrease in prepaid income taxes                           --          --           377
            (Increase) decrease in inventories                       (8,251)     (1,625)        729
            Decrease in prepaid expenses and other                       10           4         199
            Increase (decrease) in accounts payable and
                accrued expenses                                      1,978         685      (2,119)
            Increase in billings in excess of costs incurred and
               income recognized on uncompleted contracts               531        --          --
            (Decrease) increase in income taxes payable                (281)      1,458       2,019
            (Decrease) increase in reserve for contract losses       (1,201)     (1,038)        360
            (Decrease) increase in advance payments
                on contracts                                           (745)        195      (1,620)
            Other, net                                                  (13)        170          44
                                                                    -------     -------     -------
                Total adjustments                                    (5,195)      2,215       4,988
                                                                    -------     -------     -------
         Net cash provided by operations                              2,210       9,854      12,723
                                                                    -------     -------     -------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired                   (8,373)     (6,095)    (20,101)
     Proceeds from sale of fixed assets                                  16       4,142           6
     Partial distribution from limited partnership                      296        --          --
     Capital expenditures                                            (3,679)     (2,618)     (1,662)
                                                                    -------     -------     -------
         Net cash used in investing activities                      (11,740)     (4,571)    (21,757)
                                                                    -------     -------     -------

Cash flows from financing activities:
     Borrowings under bank line of credit                             7,100      13,900      29,500
     Proceeds from refinance of mortgage note                          --          --         2,915
     Proceeds from exercise of stock options and warrants, net       16,008      21,574      (1,164)
     Payments under bank line of credit                              (7,100)    (26,400)    (18,500)
     Payments of long-term debt                                        (908)     (1,868)       (970)
     Extinguishment of debt                                            --          --        (3,006)
     Purchase of treasury stock                                        (194)     (7,565)     (7,689)
                                                                    -------     -------     -------
         Net cash provided by (used in) financing activities         14,906        (359)      1,086
                                                                    -------     -------     -------

         Net increase (decrease) in cash and cash equivalents         5,376       4,924      (7,948)
Cash and cash equivalents at beginning of period                      7,665       2,741      10,689
                                                                    -------     -------     -------

Cash and cash equivalents at end of period                         $ 13,041    $  7,665    $  2,741
                                                                    =======     =======     =======
Supplemental cash flow information:
     Cashless exercise of stock options                            $   --      $     80    $  5,989
                                                                    =======     =======     =======
     Stock issued for business acquired                            $   --      $    514    $   --
                                                                    =======     =======     =======
     Warrants issued for business acquired                         $   --      $   --      $  1,450
                                                                    =======     =======     =======
     Tax benefit related to stock options                          $     83    $    304    $  2,127
                                                                    =======     =======     =======

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

3.     Basis of Financial Statement Presentation

       The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates.

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

8.     Intangibles

       Intangibles are comprised of customer lists, installed products bases, drawings, patents, licenses, certain government qualifications and technology and goodwill in connection with the acquisitions of Terrasat, Inc. and certain assets of American Microwave Technology, Inc. in 2001, certain assets of Robinson Laboratories, Inc. in 2000, General Microwave Corporation in 1999, Metraplex Corporation in 1997, and Vega Precision Laboratories, Inc. in 1993. Intangibles are being amortized over twenty years. Amortization charges totaled $1,544,000, $1,109,000 and $754,000 in fiscal 2001, 2000 and 1999, respectively.

       The carrying  amount of  intangibles  is evaluated on a recurring  basis.
       Current and future profitability as well as current and future undiscounted cash flows of the acquired businesses are primary indicators of recoverability. For the three fiscal years ended July 29, 2001, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

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

14.    Product Development

       The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $2,070,000, $1,727,000, and $1,685,000 in fiscal 2001, 2000, and 1999, respectively.

15.    New Accounting Standards

       In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement will be adopted by the Company on July 30, 2001. The adoption of SFAS No.142 will result in the Company's discontinuation of amortization of its goodwill and intangible assets which amounted to $1,504,000 in fiscal 2001.

       However, the Company will be required to test its goodwill for impairment under the new standard beginning in the second quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

NOTE B - ACQUISITIONS

       The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001, and the assumption of approximately $1,025,000 in liabilities. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of Terrasat at July 29, 2001, and the consolidated statement of income includes the results of Terrasat operations from October 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,845,000 is being amortized over 20 years.

       The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of AMT at July 29, 2001, and the consolidated statement of income includes the results of AMT's operations from September 1, 2000. Excess cost over the fair value of net assets acquired of approximately $4,112,000 is being amortized over 20 years.

       The   acquisitions   of  Terrasat  and  AMT   contributed   approximately
       $10,915,000 in revenues in the fiscal year ended July 29, 2001.

       The allocation of the aggregate estimated purchase price in connection with these acquisitions may be revised as additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in the excess of cost over the fair value of net assets acquired.

       The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $6,000,000 in cash, the issuance of 50,762 (as adjusted) shares of Common Stock of the Company valued at $10.125 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provides for the issuance of additional shares of Common Stock at a future date, up to a maximum of 146,761 (as adjusted) shares, based on new orders booked through January 2001. The Company believed previously, based upon preliminary data, that it was obligated to issue additional shares to Robinson Labs. The Company has since determined, based upon a comprehensive inquiry, that Robinson Labs is not entitled to any stock under the earn out provisions of the Asset Purchase Agreement. The transaction has been accounted for under the purchase method. The consolidated statement of income includes the results of Robinson's operations from January 3, 2000. Excess cost over the fair value of net assets acquired of approximately $6,722,000 (as adjusted based on final asset and liability valuations) is being amortized over 20 years.

       On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the fifty-two weeks ended August 1, 1999 would have been approximately $69,283,000, $7,272,000, $.93, and
       $.85,  and  approximately  $73,246,000,   $7,275,000,   $.99,  and  $.92,
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

       As of January 4, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of General Microwave Corporation ("GMC"), a New York corporation, including outstanding stock options, for $18.00 per share and 1,450,013 three-year warrants to purchase one share of the Company's common stock, at an aggregate purchase price of approximately $24,556,000. GMC designs, manufactures and markets microwave components and subsystems, and related electronic test and measurement equipment. This transaction was accounted for under the purchase method. The purchase price includes shares of common stock of GMC purchased in the open market, acquisition of the remaining shares of common stock outstanding, an estimate of the fair market value of the warrants based on the trading price of similar warrants currently on the market, and transaction expenses. The warrants were exercisable at $10.40 per share of common stock of the Company, subject to a call provision after October 11, 2000 at $.67 per warrant if the average last reported sales price of the common stock of the Company has been not less than $11.73 per share for fifteen consecutive trading days immediately preceding the call date. The warrants were called for redemption as of November 13, 2000, and approximately 1,419,500 of the warrants were exercised at $10.40 per share of common stock resulting in proceeds of approximately $14,759,000.

       The consolidated statements of income include the results of GMC operations from January 4, 1999.

       On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1999, unaudited consolidated net sales, net income, basic earnings per share, and diluted earnings per share for the fifty-two weeks ended August 1, 1999 would have been approximately $70,349,000, $7,481,000, $.95, and
       $.88, respectively. The pro forma information includes adjustments for additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected at the beginning of fiscal 1999.

NOTE C - INVENTORIES

       The major components of inventories are as follows (in thousands):

                                                  July 29,         July 30,
                                                    2001             2000
                                                    ----             ----
           Purchased parts and raw materials      $ 17,128         $ 12,804
           Work in process                          13,645            9,358
           Finished products                         1,995              883
                                                  --------          -------
                                                  $ 32,768         $ 23,045
                                                    ======           ======

NOTE D - OTHER INVESTMENTS

       In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal

       Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 29, 2001 and July 30, 2000 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. In July 2001 the Company received a partial distribution of approximately $296,000 from the Partnership. As of July 29, 2001 the Company's limited partnership interest had a carrying value of $773,000.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following (in thousands):

                                           July 29,    July 30,   Estimated
                                             2001        2000     Useful Life
                                             ----        ----     -----------
       Land                               $  2,908    $  1,161
       Building and building
            improvements                     8,643       8,418    10-40 years
       Machinery and equipment              30,403      26,293     5-8  years
       Furniture and fixtures                1,049         915     5-10 years
       Automobiles                              91         108      3   years
       Tools                                    34          34      5   years
       Leasehold improvements                1,586       1,351     5-10 years
                                            ------      ------
                                            44,714      38,280
       Less accumulated depreciation        23,402      20,276
                                            ------      ------
                                          $ 21,312    $ 18,004
                                            ======      ======

       Depreciation  charges totaled $3,127,000,  $2,889,000,  and $2,535,000 in fiscal 2001, 2000, and 1999, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases.

       Rent expense for the 52 weeks ended July 29, 2001, July 30, 2000, and August 1, 1999, was approximately $1,506,000, $1,053,000, and $519,000, respectively.

       Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

                                                        Amount
                                                        ------
                 Year ending fiscal 2002               $ 1,446
                                    2003                 1,223
                                    2004                   957
                                    2005                   856
                                    2006                   803
                                  Future                 2,572

       Employment Agreements

       The Company has employment agreements with certain executives of the Company, which, as amended, expire at various dates through December 31, 2004, subject to extension each January 1 for three years, commencing January 1, 2000. These agreements provide for aggregate annual salaries as of July 29, 2001 of $1,088,000, as adjusted. These agreements provide for an annual cost of living adjustment based on the consumer price index, and also provide for incentive compensation based on pretax income of the Company in excess of $2,000,000. Incentive compensation in the amount of $971,000, and $969,000, was expensed in fiscal years 2000, and 1999, respectively. The executives waived their incentive for fiscal 2001.

       The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment of approximately three times their annual salary. As of July 29, 2001, the amount payable in the event of such termination would be approximately $3,265,000.

       One of the employment contracts provides for a consulting agreement commencing at the end of the employment period which became effective October 1, 1998, and terminating December 31, 2010 at the annual rate of $100,000. Another one of the employment contracts, as amended October 1, 1998, provides for a consulting period commencing at the end of the period of active employment and continuing for a period of five years at the annual rate of $100,000. Seven officers of the Company have severance agreements providing for a lump-sum payment of $2,120,000 through fiscal 2002 in the event of a change of control of the Company as defined in the agreements.

       Litigation

       On August 14, 2001, Robinson Laboratories, Inc. and Ben Robinson filed a complaint against the Company alleging, among other allegations, that the Company has not issued 146,761 (as adjusted) shares of common stock in connection with certain provisions of the asset purchase agreement. On September 17, 2001, the Company filed an answer and affirmative defenses and counterclaims in this matter denying the material allegations of the complaint. The parties are now engaged in discovery and expect a trial date in 2002. The Company believes that it has meritorious defenses to this action.

       The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation, including the action described above, will not have a material adverse effect on the Company's financial position or results of operations.

       Stand-by Letters of Credit

       The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2003. At July 29, 2001 stand-by letters of credit aggregating approximately $4,479,000 were outstanding under this facility.

NOTE G - INCOME TAXES

       Income tax provision consisted of the following (in thousands):

                                               52 Weeks ended
                                 -------------------------------------------
                                 July 29,         July 30,         August 1,
                                   2001             2000             1999
                                   ----             ----             ----
              Current
                  Federal        $ 3,071          $ 3,573          $ 3,328 (1)
                  State              275              192              399
                  Foreign            202              154               29
                                   -----            -----            -----
                                   3,548            3,919            3,756
                                   -----            -----            -----
              Deferred
                  Federal            248              215              540
                  State               92              (21)            (198)
                                   -----            -----            -----
                                     340              194              342
                                   -----            -----            -----

                                 $ 3,888          $ 4,113          $ 4,098
                                   =====            =====            =====

       (1) Excludes benefit of $68 from extraordinary loss incurred as a result of early extinguishment of long term debt (See Note H).

       The Company paid income taxes of approximately $4,427,000, $2,241,000, and $1,324,000 in fiscal 2001, 2000, and 1999, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                         52 Weeks ended
                                           -------------------------------------
                                           July 29,      July 30,      August 1,
                                             2001          2000          1999
                                             ----          ----          ----
         U.S. Federal statutory rate         34.0 %        34.0 %        34.0 %
         State taxes, net of
            federal tax benefit               2.4           0.9           1.4
         Benefit of foreign sales
            corporation                      (2.6)         (2.1)         (3.2)
         Non-deductible expenses              2.5           1.8           1.4
         Benefit of foreign and
            foreign-source income            (2.3)         (1.8)         (1.2)
         Other, net                           0.4           2.2           1.9
                                             ----          -----         ----
            Effective tax rate               34.4 %        35.0 %        34.3 %
                                             ====          ====          ====

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

       Components of deferred tax assets and liabilities are as follows (in thousands):

                                                      July 29, 2001                      July 30, 2000
                                               ----------------------------       ---------------------------
                                               Deferred          Deferred         Deferred         Deferred
                                                  Tax               Tax              Tax              Tax
                                                Assets          Liabilities        Assets         Liabilities
                                                ------          -----------        ------         -----------
         Intangibles                            $  -              $ 1,943          $  -              $ 1,766
         Accrued vacation pay                       446              -                 323              -
         Accrued bonus                               39              -                 578              -
         Warranty costs                             100              -                  95              -
         Inventory                                  838              -               1,011              -
         Depreciation                              -                2,873             -                3,770
         Contract losses                            146              -                 345              -
         Net operating loss
            carryforwards                           230              -                  96              -
         Other                                      342                99              201               195
                                                  -----             -----            -----             -----
                                                $ 2,141           $ 4,915          $ 2,649           $ 5,731
                                                  =====             =====            =====             =====

         As of July 29, 2001 the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $489,000 and $956,000, respectively which expire from fiscal 2002 through 2020. The Federal net operation loss arose through the acquisition of Terrasat and its utilization is subject to certain limitations.

NOTE H- LONG-TERM DEBT

       Long-term debt is summarized as follows (in thousands):
                                                         July 29,    July 30,
                                             Rate          2001        2000
                                      -----------------    ----        ----
       Revolving loan facility (a)    7.20% and 8.15%    $  -        $   -
       Mortgage note (b)                        7.43%      2,765       2,840
       Other                                 -               188         373
                                                           -----       -----
                                                           2,953       3,213
       Less current portion                                  213         282
                                                           -----       -----
                                                         $ 2,740     $ 2,931
                                                           =====       =====

       (a) In February 2001, the Company entered into an amendment to its revolving loan agreement with a bank that provides for a revolving unsecured loan in the aggregate principal amount of $30,000,000 which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2003. Interest is set at 1.65% over the FOMC Federal Funds Target Rate based on tangible net worth in excess of $25,000,000, or at an increment of 1.80% if tangible net worth is less than $25,000,001. The FOMC Federal Funds Target Rate was 5.55% at July 29, 2001. There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There are no borrowings under the line at July 29, 2001 and July 30, 2000.

           The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at July 29, 2001.

       (b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of

           $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,899,000. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 29, 2001 and July 30, 2000, and are being amortized over the term of the loan (10 years). Unamortized debt expenses of $79,226 related to the prior mortgage and the $115,600 prepayment premium were charged to expense in 1999 as an extraordinary loss in connection with the prepayment of this mortgage note.

       The Company paid interest of approximately $289,000 in 2001, $1,200,000 in 2000, and $730,000 in 1999.

       Future payments required on long-term debt are as follows (in thousands):

                    Fiscal year ending during:              Amount
                    -------------------------               ------
                              2002                        $    213
                              2003                             108
                              2004                             108
                              2005                              93
                              2006                             101
                              Future                         2,330
                                                             -----
                                                           $ 2,953
                                                             =====
NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts   payable  and  accrued   expenses  include  the  following  (in
       thousands):

                                                   July 29,       July 30,
                                                     2001           2000
                                                     ----           ----
         Accounts payable                        $   7,386         $ 3,812
         Accrued payroll and bonuses                 3,159           3,430
         Due for business acquired                   3,000            -
         Accrued commissions                           591             710
         Accrued interest                             -                 19
         Accrued legal expenses                        174             129
         Accrued warranty costs                        255             220
         Accrued severance                             780             594
         Accrued rent expense                          132            -
         Lease termination cost                         54             134
         Other accrued expenses                        663             554
                                                 ---------         -------
                                                  $ 16,194         $ 9,602
                                                   =======          ======

NOTE J - EMPLOYEE BENEFIT PLANS

       In August 1985, the Board of Directors approved an Employee Savings Plan ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 15% of their salaries to the Plan. The Company, at its discretion can contribute 100% of the first 2% of the employees' contribution and 25% of the next 4%. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $164,000, $415,000, and $266,000 under the Plan for the 52 weeks ended July 29, 2001, July 30, 2000, and August 1, 1999, respectively

       Employees of GMC became eligible to participate in the Plan as of May 1, 1999. The existing savings and investing plan of GMC did not provide for company matching contributions and has been frozen.

       At the time of the acquisition, GMC also had a noncontributory defined benefit pension plan covering all eligible employees of the company. As part of the acquisition plan, the Company froze all benefits under the plan effective April 30, 1999 and elected to terminate the plan as of November 1, 1999. All plan assets were liquidated and distributed to plan participants or used to purchase annuities on their behalf. Excess plan assets in the amount of approximately $470,000 were transferred in January 2001 directly into the Plan discussed above and inured to the benefit of Plan employees.

       Net pension (income) expense recorded by the Company in fiscal 2000 includes the following components (in thousands):

                                                       July 30,
                                                         2000
                                                         ----
            Service cost - benefits earned
              during the period                        $   -
            Interest cost                                 237
            Return on assets                             (736)
                                                         ----
                 Net pension income                    $ (499)
                                                         ====

       The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at July 30, 2000 (in thousands):

                                                                        July 30,
                                                                          2000
                                                                          ----
       Projected benefit obligation at beginning of period              $ 4,841
              Service costs                                                 -
              Interest cost                                                 237
              Actuarial gain                                               (348)
              Benefit payments                                             (214)
       Projected benefit obligation, end of year                        $ 4,516
                                                                          -----

       Change in fair value of plan assets:
       Fair value at beginning of period                                $ 4,342
              Return on assets                                              823
              Benefit payments                                             (214)
                                                                          -----
       Fair value at end of year                                          4,951
                                                                          -----
       Funded status                                                       (435)
              Unrecognized net gain                                         435
                                                                          -----
       Accrued pension costs                                            $   -
                                                                          =====
       Assumptions used were:
              Discount rate                                                5.00%
              Expected return on plan assets                              10.00%

NOTE K - RELATED PARTY TRANSACTIONS

       On January 16, 2001, the Board of directors approved the purchase of an industrial parcel of land adjacent to the existing facility in Lancaster, PA for $747,000 from a partnership of which the Chairman is general partner. Settlement on the property was on July 27, 2001. The Company is using this land for a 15,000 square foot addition.

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

NOTE L - COMPUTATION OF PER SHARE EARNINGS

       The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                                                 52 Weeks ended
                                                              ------------------------------------------------
                                                              July 29, 2001     July 30, 2000   August 1, 1999
                                                              -------------     -------------   --------------
Numerator:
      Income before extraordinary item                          $ 7,405           $ 7,639          $ 7,862
      Extraordinary loss                                           -                 -                 127
                                                                  -----             -----            -----
      Net Income                                                $ 7,405           $ 7,639          $ 7,735
                                                                  =====             =====            =====

Denominator:
      Basic weighted-average shares                              10,082             7,308            7,849
      Effect of dilutive securities:
         Employee stock options and warrants                        874               620              641
                                                                 ------             -----            -----
      Diluted weighted-average shares                            10,956             7,928            8,490
                                                                 ======             =====            =====

Stock options and warrants not included in computation              544             2,472            4,570
                                                                    ===             =====            =====

       The number of stock options and warrants not included in the computation of diluted EPS relates to stock options and warrants having exercise prices that are greater than the average market price of the common shares during the period, and therefore, are antidilutive. The options and warrants with exercise prices ranging from $11.87 to $13.67, which expire at various dates through April 28, 2010 were outstanding as of July 29, 2001.

NOTE M - SHAREHOLDERS' EQUITY

       At the annual meeting of stockholders held on February 18, 1998, the stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

       On August 7, 2001 the Board of Directors declared a 3-for-2 stock split effected as a stock dividend payable September 10, 2001 to holders of record on August 28, 2001. The effect of the split is presented within shareholders' equity at July 29, 2001. The distribution increased the number of shares outstanding from 7,027,553 to 10,541,329. The amount of $351,373 was transferred from the additional paid-in capital to the common stock account to record this distribution. All share and per share data (other than common stock issued and outstanding on the 2000 Consolidated Balance Sheet and 1999 and 2000 Consolidated Statements of Shareholders' Equity), including stock options and warrants, included in this annual report have been restated to reflect the stock split on a retroactive basis.

       In December 1997, the Company completed the sale of 1,650,000 shares of common stock to the public, of which 1,050,000 shares were sold by the Company and 600,000 shares were sold by certain selling stockholders. In addition, the Company also sold 1,897,500 Common Stock Purchase Warrants ("Warrant(s)"). The Company received net proceeds of $7,451,579 after underwriting discounts and commissions and other expenses of the offering. Each Warrant entitles the holder to purchase one share of common stock at $10.40 per share (subject to adjustment under certain conditions) through May 2000, as extended. The Company also issued to the underwriters, for their own accounts, Managing Underwriters' Warrants which entitle the holder to purchase 165,000 shares of common stock of the Company (subject to adjustment under certain circumstances), at a price of $9.60 per share through December 2002, and the right to purchase 165,000 Warrants (as described above) at a price of $.08 per Warrant through May 2000, as extended.

       Approximately 1,971,000 of the warrants which were due to expire May 18, 2000 were exercised during fiscal 2000 at $10.40 per share of common stock resulting in proceeds of approximately $20,492,000. The proceeds were used to pay off bank debt under the revolving credit facility.

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

       For  purposes  of  computing  pro-forma   (unaudited)   consolidated  net
       earnings, the following assumptions were used to calculate the fair value of each option granted:

                                                 52 Weeks ended
                                  ----------------------------------------------
                                  July 29, 2001   July 30, 2000   August 1, 1999
                                  -------------   -------------   --------------
       Expected life of options      .73 years       .71 years        .65 years
       Volatility                          .70             .72              .58
       Risk-free interest rate            3.4%            6.1%             5.1%
       Dividend yield                     zero            zero             zero

       Had compensation cost for stock options granted in fiscal years 2001, 2000, and 1999 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                  2001       2000       1999
                                                  ----       ----       ----
           Net income  -  as reported           $ 7,405    $ 7,639    $ 7,735
           Net income  -  pro forma               5,795      5,952      5,940
           Earnings per share  -  as reported
                Basic                              $.73      $1.05       $.99
                Diluted                             .68        .96        .91
           Earnings per share  - pro forma
                Basic                              $.57       $.81       $.76
                Diluted                             .53        .75        .70

       The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

       In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 375,000 shares were granted during the fiscal year ended July 29, 2001.

       In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 440,250, 969,750 and 562,500 shares were granted during the fiscal years ended July 29, 2001, July 30, 2000 and August 1, 1999, respectively.

       In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 14,250, 129,000, and 1,313,250 shares were granted during the fiscal years ended July 29, 2001, July 30, 2000 and August 1, 1999, respectively.

       In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
       Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted is determined at the time of grant by the Board of Directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant.

       A summary of stock option activity under all plans for the 52 weeks ended July 29, 2001, July 30, 2000 and August 1, 1999 follows:

                                               Non-Qualified Stock Options
                                        ---------------------------------------
                                                                       Weighted        Warrant Agreements
                                                                       Average      ------------------------
                                          Number         Price Range   Exercise      Number      Price Range
                                        of shares         per share     Price       of shares     per share
                                        ---------       -------------   -----       ---------    -----------
       Outstanding August 2, 1998       1,291,271      $ 1.69 -  9.25   $ 4.43      420,000         $ 3.09
          Granted                       1,875,750        6.16 - 10.97     7.62
          Exercised                    (1,003,650)       1.69 -  6.62     4.37     (100,000)          3.09
          Canceled                        (71,446)       4.31 - 10.97     7.43
                                        ---------       ----------------------      -------           ----
       Outstanding August 1, 1999       2,091,925      $ 1.69 - 10.97   $ 7.15      320,000         $ 3.09
          Granted                       1,098,750        9.25 - 11.91    10.33
          Exercised                      (155,985)       1.69 -  9.83     4.68
          Canceled                        (20,550)       7.41 - 10.46     8.47
                                        ---------       -----------------------     -------           ----
       Outstanding July 30, 2000        3,014,140      $ 4.06 - 11.91   $ 8.43      320,000         $ 3.09
          Granted                         829,500        8.38 - 14.25     8.99
          Exercised                       (37,254)       4.06 - 10.46     6.72
          Canceled                        (48,600)       4.31 - 14.25    10.76
                                        ---------       ----------------------      -------           ----
       Outstanding July 29, 2001        3,757,786      $ 4.06 - 13.67   $ 8.55      320,000         $ 3.09
                                        =========                                   =======

       Options Outstanding and Exercisable by Price Range as of July 29, 2001:

                                                            Options Outstanding               Options Exercisable
                                       -----------------------------------------------  ----------------------------
                                                          Weighted
                                                           Average        Weighted                      Weighted
       Range of Exercise                  Number         Remaining         Average        Number         Average
            Prices                     Outstanding    Contractual Life  Exercise Price  Exercisable  Exercise Price
       -----------------               -----------    ----------------  --------------  -----------  --------------
       $ 4.06  - $  6.17                   759,286           6.6          $ 5.54          730,688        $ 5.59
         6.94  -    8.38                 1,252,500           7.5            8.18          845,550          8.16
         8.42  -   10.20                   718,950           7.8            9.22          504,150          9.22
        10.46  -   10.46                   844,050           7.1           10.46          606,450         10.46
        10.50  -   13.67                   183,000           5.9           12.03           27,900         11.17
       $ 4.06  -  $13.67                 3,757,786           7.2          $ 8.55        2,714,738        $ 8.21
                                         =========                                      =========

       In December 1995, common stock warrants were issued to certain officers for the right to acquire 440,000 shares of common stock of the Company at the fair market value of $3.09 per share at date of issue. The warrants vest immediately and expire December 13, 2005. Warrants for 320,000 shares are outstanding at July 29, 2001.

NOTE N - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, AND EXPORT SALES

       The Company's chief operating decision makers are considered to be the Chairman and the Chief Executive Officer (CEO). The Company's Chairman and CEO evaluate both consolidated and disaggregated financial information consisting of revenue information in deciding how to allocate resources and assess performance. The Chairman and CEO also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company is in a single reportable segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for defense, commercial wireless and space customers worldwide. All of the Company's revenues result from sales of its products. Revenues by product group (as defined by the Company) for fiscal years 2001, 2000 and 1999 were as follows: microwave systems, $15,033,000, $24,458,000 and $31,062,000, respectively; microwave products,  $46,944,000,  $42,947,000 and $27,638,000,  respectively;  and
       commercial   products,    $18,620,000,    $3,132,000,   and   $2,336,000,
       respectively.

       Net sales to the U.S. Government in 2001, 2000 and 1999 accounted for approximately 18%, 26% and 17% of net sales, respectively. No other customer accounted for shipments in excess of 10% of consolidated net sales in fiscal 2001 or 2000. One customer accounted for 12% of net sales in 1999. Foreign sales amounted to approximately $20,683,000, $16,506,000 and $17,680,000 in fiscal 2001, 2000 and 1999, respectively.

       Included in accounts receivable as of July 29, 2001 and July 30, 2000 are amounts due from the U.S. Government of approximately $2,003,000 and $2,269,000 respectively.

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       The  carrying  amounts  and  fair  values  of  the  Company's   financial
       instruments are presented below (in thousands):

                                                        July 29, 2001
                                                 ---------------------------
                                                 Carrying Amount  Fair Value
                                                 ---------------  ----------
            Cash and cash equivalents               $ 13,041       $ 13,041
            Long-term debt                             2,740          2,740