Form 10-Q
period 2001-10-28
HERLEY INDUSTRIES INC /NEW
filed 2001-12-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period ended: October 28, 2001
                      ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of December 6, 2001 - 11,194,667 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                        PAGE
-----------------------------------                                        ----

Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           October 28, 2001 and July 29, 2001                                 2

     Consolidated Statements of Income  -
           For the thirteen weeks ended
           October 28, 2001 and October 29, 2000                              3

     Consolidated Statements of Cash Flows -
           For the thirteen weeks ended
           October 28, 2001 and October 29, 2000                              4

     Notes to Consolidated Financial Statements                               5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk        10

PART II -OTHER   INFORMATION                                                 11

           Signatures                                                        12

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                           October 28,  July 29,
                                                              2001        2001
                                                           ---------    -------
                                                          (Unaudited)  (Audited)
                          ASSETS
Current Assets:
         Cash and cash equivalents                          $ 18,615   $ 13,041
         Accounts receivable                                  13,807     17,047
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts               2,238        541
         Other receivables                                       158        166
         Inventories                                          34,587     32,768
         Income taxes receivable                               2,886       --
         Deferred taxes and other                              2,056      1,973
                                                             -------    -------
                                 Total Current Assets         74,347     65,536
Property, Plant and Equipment, net                            21,121     21,312
Unexpended industrial revenue bond proceeds                    1,910       --
Goodwill                                                      26,302     26,302
Intangibles, net of amortization of $115 in 2002
         and $104 in 2001                                        453        464
Available-For-Sale Securities                                    146        146
Other Investments                                                786        773
Other Assets                                                     653         64
                                                             -------    -------
                                                            $125,718   $114,597
                                                             =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                  $    268   $    213
         Accounts payable and accrued expenses                19,345     16,194
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts          479        531
         Income taxes payable                                   --        1,061
         Reserve for contract losses                             452        472
         Advance payments on contracts                         1,412        261
                                                             -------    -------
                                 Total Current Liabilities    21,956     18,732
Long-term Debt                                                 5,622      2,740
Deferred Income Taxes                                          4,452      4,452
                                                             -------    -------
                                                              32,030     25,924
                                                             -------    -------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           11,188,667 at October 28, 2001 and
           10,537,289 at July 29, 2001                         1,119      1,054
         Additional paid-in capital                           47,905     45,250
         Retained earnings                                    44,664     42,369
                                                             -------    -------
                                 Total Shareholders' Equity   93,688     88,673

                                                             -------    -------
                                                            $125,718   $114,597
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                         Thirteen weeks ended
                                                       -------------------------
                                                       October 28,   October 29,
                                                           2001          2000
                                                          ------        ------

Net sales                                              $  23,037     $  18,094
                                                          ------        ------
Cost and expenses:
       Cost of products sold                              15,431        11,239
       Selling and administrative expenses                 3,748         3,805
       Plant closing costs                                   406           -
                                                          ------        ------
                                                          19,585        15,044
                                                          ------        ------

             Operating income                              3,452         3,050
                                                          ------        ------

Other income (expense):
       Investment income                                     143           124
       Interest expense                                      (64)          (50)
                                                          ------        ------
                                                              79            74
                                                          ------        ------

             Income before income taxes                    3,531         3,124
Provision for income taxes                                 1,236         1,094
                                                          ------        ------

             Net income                                $   2,295     $   2,030
                                                          ======        ======

Earnings per common share - Basic                        $  .21        $ .23
                                                            ===          ===

       Basic weighted average shares                      10,695         8,985
                                                          ======         =====

Earnings per common share - Diluted                      $  .20        $ .20
                                                            ===          ===

       Diluted weighted average shares                    11,695        10,134
                                                          ======        ======


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      Thirteen weeks ended
                                                                                    ------------------------
                                                                                    October 28,  October 29,
                                                                                       2001         2000
                                                                                      ------        ----
Cash flows from operating activities:
       Net income                                                                   $  2,295    $  2,030
                                                                                      ------      ------
        Adjustments to reconcile net income to
          net cash provided by operations:
            Depreciation and amortization                                                952         987
            Equity in income of limited partnership                                      (13)        (11)
            (Increase) decrease in deferred tax assets                                   (83)         39
            Increase in deferred tax liabilities                                          -            7
            Changes in operating assets and liabilities:
                  Decrease in accounts receivable                                      3,240         226
                 (Increase) in costs incurred and income recognized
                    in excess of billings on uncompleted contracts                    (1,697)       (634)
                 Decrease in other receivables                                             8          53
                 (Increase) in inventories                                            (1,819)     (1,580)
                 (Decrease) in accounts payable and accrued expenses                    (566)       (513)
                 (Decrease) in billings in excess of costs incurred and
                    income recognized on uncompleted contracts                           (52)         -
                 (Decrease) in reserve for contract losses                               (20)       (120)
                 Increase in advance payments on contracts                             1,151         262
                 Net change in income taxes                                              890        (109)
                 Other, net                                                             (614)         (1)
                                                                                      ------      ------
                       Total adjustments                                               1,377      (1,394)
                                                                                      ------      ------

            Net cash provided by operating activities                                  3,672         636
                                                                                      ------      ------


Cash flows from investing activities:
       Investment of unexpended industrial revenue bond proceeds                      (1,910)         -
       Acquisition of businesses, net of cash acquired                                    -       (5,181)
       Capital expenditures                                                             (725)       (400)
                                                                                      ------      ------
            Net cash used in investing activities                                     (2,635)     (5,581)
                                                                                      ------      ------
Cash flows from financing activities:
       Proceeds from industrial revenue bond financing                                 3,000          -
       Proceeds from exercise of stock options and warrants                            1,600       1,052
       Payments of long-term debt                                                        (63)        (19)
       Purchase of treasury stock                                                         -         (194)
                                                                                      ------      ------
            Net cash provided by financing activities                                  4,537         839
                                                                                      ------      ------
            Net increase (decrease) in cash and cash equivalents                       5,574      (4,106)

Cash and cash equivalents at beginning of period                                      13,041       7,665
                                                                                      ------      ------
Cash and cash equivalents at end of period                                          $ 18,615    $  3,559
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

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 29, 2001) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

2. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 to be paid in December 2001. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001.

3. On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 is due October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest and the rate at October 28, 2001 was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note 4) becomes a fixed rate of 4.07%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds are being used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster PA., and for manufacturing equipment. The presently unexpended proceeds from the Bonds are presented as a noncurrent asset on the consolidated balance sheet at October 28, 2001. As required by the Trust Indenture, these funds have been invested in a US Government money market portfolio, and are carried at cost which approximates market.

     The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral.

4. The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of October 28, 2001. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended October 28, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

5. In connection with the plant closings in Anaheim, CA and Nashua, NH, the Company accrued and charged to expense approximately $406,000 for employee severance and benefits, and lease termination costs. As of October 28, 2001 the Company paid approximately $13,000 of these costs.

6. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001. In addition, the Company will be required to test its goodwill for impairment under the new standard as of the transition date. This will be completed during the second quarter of fiscal 2002, and could have an adverse effect on the Company's future results of operations if an impairment occurs. Goodwill is carried on the consolidated balance sheet at October 28, 2001 at approximately $26,302,000.

     Amortization of goodwill for the quarter ended October 29, 2000 and for the fiscal year ended July 29, 2001 was approximately $313,000 and $1,504,000 respectively. Pro-forma net income and earnings per share in connection with the adoption of SFAS 142 is as follows (in thousands except per share data):

                                                    Thirteen weeks ended
                                                    --------------------
                                             October 28, 2001   October 29, 2000
                                             ----------------   ----------------

        Net Income as reported                    $    2,295         $   2,030
        Add goodwill amortization, net of
           income tax benefit                         -                    204
                                                   ---------            ------
             Adjusted net income                  $    2,295         $   2,234
                                                       =====             =====


        Earnings per common share-basic:
           As reported                            $      .21         $     .23
           Goodwill amortization                         -                 .02
                                                        ----               ---
             Adjusted                             $      .21         $     .25
                                                         ===               ===

        Earnings per common share-diluted:
           As reported                            $      .20         $     .20
           Goodwill amortization                         -                 .02
                                                        ----               ---
             Adjusted                             $      .20         $     .22
                                                         ===               ===

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at October 28, 2001 of $115,000. Amortization expense for the period ended October 28, 2001 was approximately $11,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

7.   The   following   table  shows  the   calculation   of  basic  and  diluted
     weighted-average shares (in thousands except per share data):

                                                        Thirteen weeks ended
                                                        --------------------
                                                      October 28,   October 29,
                                                         2001          2000
                                                         ----          ----
     Numerator:
        Net Income                                    $    2,295    $   2,030
                                                          ======       ======
     Denominator:
        Basic weighted-average shares                     10,695        8,985
           Effect of dilutive securities:
              Employee stock options and warrants          1,000        1,149
                                                          ------       ------
        Diluted weighted-average shares                   11,695       10,134
                                                          ======       ======

     There were no anti-dilutive options and warrants outstanding during the first quarter of fiscal 2002. Options and warrants to purchase 12,000 shares of common stock, with an exercise price of $13.67 were outstanding during the first quarter of fiscal 2001 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     As of December 6, 2001, 11,194,667 shares of common stock were outstanding.

8.   Supplemental cash flow information is as follows (in thousands):

                                                        Thirteen weeks ended
                                                        --------------------
                                                      October 28,   October 29,
                                                         2001          2000
                                                         ----          ----
              Cash paid during the period for:
                  Interest                            $    61       $    70
                  Income Taxes                            202         1,270
              Cashless exercise of stock options        7,798           -
              Tax benefit related to stock options      4,837           -

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward_looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward_looking statements. Forward-looking statements can be identified by terminology such as "may", "will","should","expects", "intends","anticipates","believes","estimates","predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties, general economic conditions, the events of September 11, 2001, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Thirteen weeks ended October 28, 2001 and October 29, 2000

Net sales for the thirteen weeks ended October 28, 2001 were approximately $23,037,000 compared to $18,094,000 in the first quarter of fiscal 2001. The sales increase of $4,943,000 (27.3%) is attributable to increased revenue in all product areas as follows: $1,177,000 from microwave products, $2,120,000 from microwave systems, and $1,646,000 from commercial products.

The gross profit margin of 33.0% in the thirteen weeks ended October 28, 2001 was lower than the margin of 37.9% in the first quarter of the prior year primarily due to the mix in volume with lower margins in commercial and microwave products. Margins have also been impacted by certain inefficiencies at the Nashua, NH facility, as well as the continued investment in new product development related to commercial applications.

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in the amount of $406,000 of which $13,000 was paid as of October 28, 2001.

Selling and administrative expenses for the thirteen weeks ended October 28, 2001 decreased approximately $57,000 as compared to the first quarter of fiscal 2001. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company discontinued the amortization of goodwill (See Note 6) which amounted to $313,000 in the quarter ended October 29, 2000. The net increase of $256,000 is primarily attributable to increased personnel and related costs.

Liquidity and Capital Resources

As of October 28, 2001 and July 29, 2001,  working  capital was  $52,391,000 and
$46,804,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.39 to 1 and 3.50 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,412,000 at October 28, 2001, and $261,000 at July 29, 2001.

Net cash provided by operations during the period was approximately $3,672,000 as compared to $636,000 in the prior fiscal year. Significant changes contributing to the increase include higher collections of accounts receivable of $3,240,000, increases in advanced payments on contracts of $1,151,000, and a net change of $890,000 in income taxes. Offsetting these increases are additional costs incurred on uncompleted contracts of $1,697,000, and an increase in inventory of $1,819,000.

Net cash used in investing activities consists of the investment of unexpended cash of approximately $1,910,000 from the industrial revenue bond funding, and $725,000 for capital expenditures.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, as amended in February 2001, which expires January 31, 2003. There were no borrowings outstanding as of October 28, 2001 and July 29, 2001.

During the period ended October 28, 2001, the Company received proceeds of $3,000,000 from the issuance of industrial revenue bonds in connection with the financing of the plant expansion in Lancaster PA, and received approximately $1,600,000 from the exercise of common stock options by employees.

At October 28, 2001, the Company had cash and cash equivalents of approximately $18,615,000.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates and stock prices. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of October 28, 2001. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended October 28, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company has not entered into any market risk sensitive instruments for trading purposes.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

          On August 14, 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson ("Robinson") filed an amended complaint against the Company in the United States District Court for the Eastern District of New York. The core allegations are (i) that the Company has not issued 146,761 (as adjusted) shares of common stock in connection with certain earn out requirements contained in an asset purchase agreement dated February 1, 2000; (ii) that the Company breached an employment agreement with Robinson by terminating his employment in August 2001; and (iii) that the Company breached a stock option agreement dated January 31, 2000 with Robinson. On September 17, 2001, the Company filed an answer and affirmative defenses and counterclaims in this matter denying the material allegations of the amended complaint. The Company also filed counterclaims against both RLI and Robinson. In these counterclaims, the Company's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the asset purchase agreement; (iii) wrongdoing as a Company employee leading to his termination; and (iv) post- Company employment wrongdoing in connection with a new company. In addition to seeking a declaratory judgment, the Company also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships. The parties are now engaged in discovery and expect a trial date in 2002. The Company believes that it has meritorious defenses to this action.


ITEM 2  - CHANGES IN SECURITIES:

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5 - OTHER INFORMATION:

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of fiscal 2001.

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


DATE: December 11, 2001