Form 10-Q
period 2002-01-27
HERLEY INDUSTRIES INC /NEW
filed 2002-03-08
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended: January 27, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______________ to ______________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                #23-2413500
-------------------------------                 ---------------------
(State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                 Identification Number)

3061 Industry Drive, Lancaster, Pennsylvania             17603
--------------------------------------------             -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:  (717) 397-2777

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             X    Yes     No
                                            ---       ---

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

                                                  Yes     No
                                            ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 1, 2002 - 11,521,765 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I - FINANCIAL   INFORMATION                                PAGE
                                                                 ----
Item 1  - Financial Statements:

  Consolidated Balance Sheets  -
          January 27, 2002 and July 29, 2001                      2

  Consolidated Statements of Income  -
          For the thirteen and twenty-six weeks ended
          January 27, 2002 and January 28, 2001                   3

  Consolidated Statements of Cash Flows -
          For the twenty-six weeks ended
          January 27, 2002 and January 28, 2001                   4

  Notes to Consolidated Financial Statements                      5

Item 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations          11

Item 3  - Quantitative and Qualitative Disclosures About
          Market Risk                                            15

PART II - OTHER INFORMATION                                      16

          Signatures                                             18

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                       January 27,        July 29,
                                                         2002               2001
                                                    ---------------    ----------------
                                                      (Unaudited)         (Audited)
                        ASSETS
Current Assets:
  Cash and cash equivalents                           $   13,381         $    13,041
  Accounts receivable                                     12,865              16,069
  Costs incurred and income recognized in excess
     of billings on uncompleted contracts                  5,864                 541
  Other receivables                                          143                 160
  Inventories                                             32,633              31,397
  Prepaid income taxes                                     2,853                -
  Assets held for sale                                     1,374               2,370
  Deferred taxes and other                                 2,270               1,958
                                                      ----------          ----------
     Total Current Assets                                 71,383              65,536
Property, Plant and Equipment, net                        21,905              21,312
Unexpended industrial revenue bond proceeds                1,156                -
Goodwill                                                  21,665              26,302
Intangibles, net of amortization of $125 in 2002
  and $104 in 2001                                           443                 464
Available-For-Sale Securities                                146                 146
Other Investments                                            368                 773
Other Assets                                                 625                  64
                                                      ----------          ----------
                                                      $  117,691          $  114,597
                                                      ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                   $      258          $      213
  Accounts payable and accrued expenses                   11,413              15,304
  Billings in excess of costs incurred and
    income recognized on uncompleted contracts               983                 531
  Income taxes payable                                      -                  1,061
  Reserve for contract losses                                482                 472
  Advance payments on contracts                            1,498                 261
  Liabilities held for sale                                  496                 890
                                                      ----------          ----------
     Total Current Liabilities                            15,130              18,732
Long-term Debt                                             5,596               2,740
Deferred Income Taxes                                      4,452               4,452
                                                      ----------          ----------
                                                          25,178              25,924
                                                      ----------          ----------
Commitments and Contingencies
Shareholders' Equity:
  Common stock, $.10 par value; authorized
    20,000,000 shares; issued and outstanding
    11,431,865 at January 27, 2002 and
    10,537,289 at July 29, 2001                            1,143               1,054
  Additional paid-in capital                              49,727              45,250
  Retained earnings                                       41,643              42,369
                                                      ----------          ----------
     Total Shareholders' Equity                           92,513              88,673
                                                      ----------          ----------
                                                      $  117,691          $  114,597
                                                      ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                       --------------------               ----------------------
                                                   January 27,       January 28,        January 27,       January 28,
                                                      2002              2001               2002              2001
                                                  -------------     -------------     --------------     -------------
Net sales                                          $   21,840       $   17,065         $   44,053         $   34,823
                                                   ----------       ----------         ----------         ----------
Cost and expenses:
  Cost of products sold                                14,804           11,347             29,378             22,328
  Selling and administrative expenses                   3,470            3,340              7,033              7,060
  Plant closing costs                                    -                -                   406               -
                                                   ----------       ----------         ----------         ----------
                                                       18,274           14,687             36,817             29,388
                                                   ----------       ----------         ----------         ----------
  Income from operations                                3,566            2,378              7,236              5,435
Other income, net                                           7               93                 86                167
                                                   ----------       ----------         ----------         ----------
  Income from continuing operations
    before income taxes                                 3,573            2,471              7,322              5,602
Provision for income taxes                              1,180              844              2,490              1,933
                                                   ----------       ----------         ----------         ----------
  Income from continuing operations                     2,393            1,627              4,832              3,669
Loss from discontinued operations
   (including loss on net assets held for sale
    of $1,166) net of income tax benefit                 (777)             (23)              (921)               (35)
                                                   ----------       ----------         ----------         ----------
  Income before cumulative effect of change
   in accounting principle                              1,616            1,604              3,911              3,634
Cumulative effect of adopting SFAS 142                   -                -                (4,637)              -
                                                   ----------       ----------         ----------         ----------
  Net income (loss)                                $    1,616       $    1,604         $     (726)        $    3,634
                                                   ==========       ==========         ==========         ==========
Earnings (loss) per common share - Basic
  Income from continuing operations                       .21              .16                .44               .38
  Loss from discontinued operations                      (.07)             -                 (.08)               -
  Cumulative effect of adopting SFAS 142                  -                -                 (.42)               -
                                                   ----------       ----------         ----------         ----------
    Net earnings (loss)                            $      .14       $      .16         $     (.07)        $     .38
                                                   ==========       ==========         ==========         ==========
  Basic weighted average shares                        11,238           10,263             10,964             9,624
                                                   ==========       ==========         ==========         ==========
Earnings (loss) per common share - Diluted
  Income from continuing operations                       .20              .15                .41               .35
  Loss from discontinued operations                      (.06)             -                 (.08)              -
  Cumulative effect of adopting SFAS 142               -                   -                 (.39)              -
                                                   ----------       ----------         ----------         ----------
    Net earnings (loss)                            $      .13       $      .14         $     (.06)        $     .34
                                                   ==========       ==========         ==========         ==========
  Diluted weighted average shares                      11,986           11,100             11,828            10,632
                                                   ==========       ==========         ==========         ==========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Twenty-six weeks ended
                                                                              January 27,     January 28,
                                                                                 2002             2001
                                                                             ------------     ------------
Cash flows from operating activities:
      Income from continuing operations                                    $       4,832    $       3,669
                                                                             ------------     ------------
       Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                           1,913            2,171
           Equity in income of limited partnership                                  (40)             (34)
           (Increase) decrease in deferred tax assets                              (297)               38
           (Decrease) in deferred tax liabilities                                  -                 (120)
           Changes in operating assets and liabilities:
                Decrease in accounts receivable                                    3,204              633
                (Increase) in costs incurred and income recognized
                   in excess of billings on uncompleted contracts                (5,323)            (818)
                Decrease in other receivables                                         17              192
                (Increase) in inventories                                        (1,236)          (2,895)
                (Increase) in prepaid expenses and other                            (15)             (59)
                (Decrease) in accounts payable and accrued expenses              (3,891)          (1,870)
                Increase in billings in excess of costs incurred and
                  income recognized on uncompleted contracts                         452           -
                Increase (decrease) in income taxes payable                        1,828            (648)
                Increase (decrease) in reserve for contract losses                    10            (171)
                Increase in advance payments on contracts                          1,237                3
                Other, net                                                         (111)             (14)
                                                                             ------------     ------------
                    Total adjustments                                            (2,252)          (3,592)
                                                                             ------------     ------------
           Net cash provided by operating activities                               2,580               77
                                                                             ------------     ------------
Cash flows from investing activities:
      Investment of unexpended industrial revenue bond proceeds                  (1,156)           -
      Investment in technology license                                             (500)           -
      Acquisition of businesses, net of cash acquired                             -               (8,373)
      Partial distribution from limited partnership                                  445           -
      Capital expenditures                                                       (2,435)          (1,177)
                                                                             ------------     ------------
           Net cash used in investing activities                                 (3,646)          (9,550)
                                                                             ------------     ------------
Cash flows from financing activities:
      Borrowings under bank line of credit                                         2,400            1,000
      Proceeds from industrial revenue  bond financing                             3,000           -
      Proceeds from exercise of stock options and warrants                         2,541           15,968
      Payments under lines of credit                                             (2,400)          (1,000)
      Payments of long-term debt                                                    (99)            (765)
      Purchase of treasury stock                                                 (3,717)            (194)
                                                                             ------------     ------------
           Net cash provided by financing activities                               1,725           15,009
                                                                             ------------     ------------
Net cash used in discontinued operations                                           (319)          (1,220)
                                                                             ------------     ------------
           Net increase in cash and cash equivalents                                 340            4,316

Cash and cash equivalents at beginning of period                                  13,041            7,665
                                                                             ------------     ------------
Cash and cash equivalents at end of period                                 $      13,381    $      11,981
                                                                             ============     ============

The accompanying notes are an integral part of these financial statements.

Herley Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)
-------------------------------------------------------

1. The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

     On August 7, 2001 the Board of Directors declared a 3-for-2 stock split effected as a stock dividend payable September 10, 2001. All share and per share data included in this quarterly report have been restated to reflect the stock split. Due to rounding differences, earnings per share for the quarter and cumulatively for the year to date may differ in total by one cent.

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

2. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 which was paid in December 2001. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no addition cash payments are required.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

     In January 2002 the Board of Directors of the Company decided to discontinue the operations of Terrasat and to seek a buyer for the business. The Company no longer anticipates that Terrasat will be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. The assets and liabilities of Terrasat have been classified in the accompanying balance sheet as "Assets held for sale", and "Liabilities held for sale." Results of operations and cash flows of Terrasat have been classified as discontinued, for all periods presented.

     The following table shows the components of assets and liabilities of Terrasat held for sale as of January 27, 2002:

                    Assets held for sale:
                     Accounts receivable         $   974
                     Inventory                       400
                                                 -------
                                                 $ 1,374
                                                 =======
                    Liabilities held for sale:
                     Accounts payable            $   396
                     Accrued expenses                100
                                                 -------
                                                 $   496
                                                 =======

     The sale of the assets and liabilities, and the business of Terrasat was consummated on March 1, 2002 to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002.

     Summarized below are the results of discontinued operations:

                                                     Thirteen  weeks ended         Twenty-six weeks ended
                                                     ---------------------         ----------------------
                                                   January 27,     January 28,    January 27,     January 28,
                                                     2002             2001           2002            2001
                                                     ----             ----           ----            ----
        Net sales                                $    1,323     $     1,257     $    2,147     $     1,593
                                                      ------          -----          -----           -----
        Loss from discontinued operations               (11)            (2)          (229)             (9)
        Loss on net assets held for sale             (1,166)           -           (1,166)            -
        Income tax provision (benefit)                 (400)             21          (474)              26
                                                      ------          -----          -----           -----
     Net loss from discontinued operations       $     (777)    $      (23)     $    (921)     $      (35)
                                                      ======          =====          =====           =====

3. On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 is due October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note 4) becomes a fixed rate of 4.07%. The interest rate at January 27, 2002 was 1.41%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds are being used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster PA, and for manufacturing equipment. The presently unexpended proceeds from the Bonds are presented as a noncurrent asset on the consolidated balance sheet at January 27, 2002. As required by the Trust Indenture, these funds have been invested in a US Government money market portfolio, and are carried at cost which approximates market.

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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of January 27, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended January 27, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

5. In connection with the plant closings in Anaheim, CA and Nashua, NH in October 2001, the Company accrued and charged to expense approximately $406,000 for employee severance and benefits, and lease termination costs. As of January 27, 2002 the Company paid approximately $328,000 of these costs.

6. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairments which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001. In connection with the adoption of SFAS 142, the Company was required to assess goodwill for impairment within six months of adoption, and completed its assessment in the second quarter of fiscal 2002.

     The Company operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS
     131. Within the operating segment, the Company has identified two components as reporting units as defined under SFAS 142, defense electronics and commercial technologies. The Company has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. The Company has determined that an impairment of goodwill in the commercial technologies unit has occurred. Accordingly, a transition adjustment in the amount of $4,637,000 has been recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There is no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

     There was no impairment in the remaining goodwill at January 27, 2002 of approximately $21,665,000 related to the defense electronics reporting unit based on current market capitalization of the Company. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     Amortization of goodwill charged to continuing operations for the quarter and twenty-six weeks ended January 28, 2001 and for the fiscal year ended July 29, 2001 was approximately $310,000, $602,000 and $1,296,000 respectively. Amortization of goodwill charged to discontinued operations for the quarter and twenty-six weeks ended January 28, 2001 and for the fiscal year ended July 29, 2001 was approximately $62,000, $83,000 and $208,000 respectively. Pro-forma net income (loss) and earnings (loss) per share in connection with the adoption of SFAS 142 is as follows (in thousands except per share data):

     Income from continuing operations:

                                                       Thirteen weeks ended          Twenty-six weeks ended
                                                       --------------------          ----------------------
                                                     January 27,    January 28,    January 27,     January 28,
                                                        2002           2001           2002            2001
                                                        ----           ----           ----            ----
       Income from continuing operations
         as reported                                  $  2,393       $  1,627        $  4,832       $  3,669
       Add goodwill amortization, net of
         income tax benefit                               -               201            -               391
                                                      --------       --------        --------       --------

           Adjusted  income from continuing
               operations                             $  2,393       $  1,828        $  4,832      $   4,060
                                                      ========       ========        ========      =========
       Earnings per common share-basic:
          From continuing operations as reported      $    .21       $    .16        $    .44      $     .38
          Goodwill amortization                            -              .02             -              .04
                                                      --------       --------        --------       --------
            Adjusted                                  $    .21       $    .18        $    .44      $     .42
                                                      ========       ========        ========      =========
       Earnings per common share-diluted:
          From continuing operations as reported      $    .20       $    .15        $    .41      $     .34
          Goodwill amortization                            -              .02             -              .04
                                                      --------       --------        --------       --------
            Adjusted                                  $    .20       $    .16        $    .41      $     .38
                                                      --------       --------        --------       --------

         Net income (loss):

                                                       Thirteen weeks ended          Twenty-six weeks ended
                                                       --------------------          ----------------------
                                                     January 27,    January 28,    January 27,     January 28,
                                                        2002           2001           2002            2001
                                                        ----           ----           ----            ----
       Net income as reported                        $   1,616       $  1,604       $   (726)      $   3,634
       Add goodwill amortization, net of
          income tax benefit                              -               248           -                452
                                                         -----          -----           ----           -----
            Adjusted net income                      $   1,616       $  1,852       $   (726)      $   4,086
                                                         =====          =====           ====           =====
       Earnings per common share-basic:
          As reported                                $     .14       $    .16       $   (.07)      $     .38
          Goodwill amortization                            -              .02           -                .04
                                                           ---            ---           ----             ---
            Adjusted                                 $     .14       $    .18       $   (.07)      $     .42
                                                           ===            ===           ====             ===
       Earnings per common share-diluted:
          As reported                                $     .13       $    .14       $   (.06)      $     .34
          Goodwill amortization                            -              .02            -               .04
                                                           ---            ---           ----             ---
            Adjusted                                 $     .13       $    .16       $   (.06)      $     .38
                                                           ===            ===           ====             ===

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at January 27, 2002 of $125,000. Amortization expense for the twenty-six weeks ended January 27, 2002 was approximately $21,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

7.   The   following   table  shows  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands except per share data):

                                             Thirteen weeks ended
                                             --------------------
                                      January 27, 2002  January 28, 2001
                                      ----------------  ---------------
    Basic weighted-average shares            11,238           10,263
       Effect of dilutive securities:
         Employee stock options and warrants    748              837
                                             ------           ------
    Diluted weighted-average shares          11,986           11,100
                                             ======           ======

     Options to purchase 2,500 shares of common stock, with an exercise price of $15.90, were outstanding during the second quarter of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire November 24, 2006, were still outstanding as of January 27, 2002. Options to purchase 93,000 shares of common stock, with exercise prices ranging from $12.59 to $14.25, were outstanding during the second quarter of fiscal 2001 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

                                                   Twenty-six weeks ended
                                                   ----------------------
                                              January 27, 2002   January 28, 2001
                                              ----------------   ----------------
    Basic weighted-average shares                   10,964             9,624
       Effect of dilutive securities:
          Employee stock options and warrants          864             1,008
                                                    ------            ------
    Diluted weighted-average shares                 11,828            10,632
                                                    ======            ======

     Options to purchase 2,500 shares of common stock, with an exercise price of $15.90, were outstanding during the first six months of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common shares. The options, which expire November 24, 2006, were still outstanding as of January 27, 2002. Options to purchase 68,125 shares of common stock, with exercise prices ranging from $13.67 to $14.25, were outstanding during the first six months of fiscal 2001 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common shares.

     As of March 1, 2002, 11,521,765 shares of common stock were outstanding.

8.   Supplemental cash flow information is as follows (in thousands):

                                              Twenty-six weeks ended
                                              ----------------------
                                          January 27, 2002  January 28, 2001
                                          ----------------  ----------------
       Cash paid during the period for:
          Interest                            $     143       $    161
          Income Taxes                              309          2,733
       Cashless exercise of stock options         7,867             47
          Tax benefit related to stock options    5,742            161

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, the events of September 11, 2001, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Thirteen weeks ended January 27, 2002 and January 28, 2001
----------------------------------------------------------

Net sales from continuing operations for the thirteen weeks ended January 27, 2002 were approximately $21,840,000 compared to $17,065,000 in the second quarter of fiscal 2001. The sales increase of $4,775,000 (28.0%) is attributable to increased revenue in defense electronics of $4,800,000; offset by a decrease of $25,000 in commercial technologies.

The gross profit margin of 32.2% in the thirteen weeks ended January 27, 2002 was lower than the margin of 33.5% in the second quarter of the prior year primarily due to the continued investment in new product development in the Company's defense electronics business and a change in product mix.

Selling and administrative expenses for the thirteen weeks ended January 27, 2002 increased approximately $130,000 as compared to the second quarter of fiscal 2001. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company ceased amortization of goodwill (See Note 6) which amounted to $372,000 in the quarter ended January 28, 2001, of which $62,000 is included in discontinued operations. Other changes include an increase in legal fees of $346,000 and net changes in payroll and related costs of $94,000.

Investment income decreased approximately $41,000 from the prior year second quarter primarily due to lower interest earned on temporary investments of excess cash. Interest expense increased approximately $45,000 as compared to the second quarter of fiscal 2001 due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds and temporary borrowings of $2,400,000 under the bank line of credit.

Twenty-six weeks ended January 27, 2002 and January 28, 2001
------------------------------------------------------------

Net sales from continuing operations for the twenty-six weeks ended January 27, 2002 were approximately $44,053,000 compared to $34,823,000 in the first six months of fiscal 2001. The sales increase of $9,230,000 (26.5%) is attributable to increased revenue in defense electronics of $8,097,000; and increased revenue of $1,133,000 in commercial technologies.

The gross profit margin of 33.3% in the twenty-six weeks ended January 27, 2002 was lower than the margin of 35.9% in fiscal 2001 primarily due to the continued investment in new product development in the Company's defense electronics business and a change in product mix.

Selling and administrative expenses for the twenty-six weeks ended January 27, 2002 decreased approximately $27,000 in the aggregate as compared to fiscal 2001. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company ceased amortization of goodwill (See Note 6) which amounted to $685,000 in the twenty-six weeks ended January 28, 2001, of which $83,000 is included in discontinued operations. Other changes include an increase in legal fees of $440,000, a net increase in payroll related expenses of $56,000 and various other changes of $79,000.

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $328,000 was paid as of January 27, 2002.

Investment income decreased approximately $22,000 from the prior year primarily due to lower interest earned on temporary investments of excess cash. Interest expense increased approximately $59,000 as compared to fiscal 2001 due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds and temporary borrowings of $2,400,000 under the bank line of credit.

Discontinued operations
-----------------------

In January 2002 the Board of Directors of the Company decided to discontinue the operations of the Company's telecommunications subsidiary, Terrasat, Inc. and to seek a buyer for the business. The Company no longer anticipates that Terrasat will be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. The sale of the assets and liabilities, and the business of Terrasat was consummated on March 1, 2002 to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002.


Net sales of Terrasat were approximately $1,323,000 and $1,257,000 for the thirteen weeks ended January 27, 2002 and January 28, 2001, respectively. The net loss from discontinued operations was $777,000 in 2002 and $23,000 in 2001. The results for 2002 includes a loss on net assets held for sale of $1,166,000. A tax benefit of $400,000 was recognized in 2002, and a tax provision of $21,000 was recorded in 2001.

Net sales of Terrasat were approximately $2,147,000 and $1,593,000 for the twenty-six weeks ended January 27, 2002 and January 28, 2001, respectively. The net loss from discontinued operations was $921,000 in 2002 and $35,000 in 2001. The results for 2002 includes an impairment of assets adjustment of $1,166,000. A tax benefit of $474,000 was recognized in 2002, and a tax provision of $26,000 was recorded in 2001.

Change in accounting principle
------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and will not be amortized into results of operations, but instead will be reviewed for impairments which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001.

In connection with the adoption of SFAS 142, the Company was required to assess goodwill for impairment within six months of adoption, and completed its assessment in the second quarter of fiscal 2002.

The Company operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS 131. Within the operating segment, the Company has identified two components as reporting units as defined under SFAS 142, defense electronics and commercial technologies. The Company has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. The Company has determined that an impairment of goodwill in the commercial technologies unit has occurred. Accordingly, a transition adjustment in the amount of $4,637,000 has been recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There is no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

There was no impairment in the remaining goodwill at January 27, 2002 of approximately $21,665,000 related to the defense electronics reporting unit based on current market capitalization of the Company. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

Amortization of goodwill charged to continuing operations for the quarter and twenty-six weeks ended January 28, 2001 and for the fiscal year ended July 29, 2001 was approximately $310,000, $602,000 and $1,296,000 respectively.
Amortization of goodwill charged to discontinued operations for the quarter and twenty-six weeks ended January 28, 2001 and for the fiscal year ended July 29, 2001 was approximately $62,000, $83,000 and $208,000 respectively.

Liquidity and Capital Resources

As of January 27, 2002 and July 29, 2001,  working  capital was  $56,253,000 and
$46,804,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 4.72 to 1 and 3.50 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,498,000 at January 27, 2002, and $261,000 at July 29, 2001.

Net cash provided by continuing operations during the period was approximately $2,080,000 as compared to $77,000 in the prior fiscal year. Significant items contributing to the sources of funds include income from operations of $6,745,000 (adjusted for depreciation and amortization), higher collections of accounts receivable of $3,204,000, increases in advanced payments on contracts of $1,237,000, and an increase of $1,828,000 in income taxes. Offsetting these increases are additional costs incurred on uncompleted contracts of $5,323,000, an increase in inventory of $1,236,000, and a decrease in accounts payable and accrued expenses of $3,891,000.

Net cash used in investing activities consists of the investment of unexpended proceeds of approximately $1,156,000 from the industrial revenue bond funding, $2,435,000 for capital expenditures, and $500,000 for a license of certain technology; offset by a partial distribution from the limited partnership of $445,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, which expires January 31, 2004. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. Interest is set at 1.65% over the FOMC Federal Funds Target Rate ( 3.55% at January 27, 2002). There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There were no borrowings outstanding as of January 27, 2002 and July 29, 2001. During the period the Company borrowed and repaid $2,400,000 under the credit facility for working capital needs. Stand-by letters of credit were outstanding in the amount of $5,238,000 under the credit facility at January 27, 2002.

During the period ended January 27, 2002, the Company received proceeds of $3,000,000 from the issuance of industrial revenue bonds in connection with the financing of the plant expansion in Lancaster PA, and received approximately $2,541,000 from the exercise of common stock options by employees.

The Company received 201,273 shares of common stock during the period valued at $3,717,000 in exchange for payroll taxes due from employees upon the exercise of stock options.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds and existing credit facilities. At January 27, 2002, the Company had cash and cash equivalents of approximately $13,381,000. A significant portion of the Company's revenue for fiscal 2002 will be generated from its existing backlog of sales orders. The adjusted backlog of orders (to reflect the discontinued business of Terrasat, Inc.) at January 27, 2002 was in excess of $80,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $24,762,000 available under its bank credit facility, net of outstanding stand-by letters of credit of $5,238,000.

Future payments required on long-term debt are as follows (in thousands):

         Twelve months                        Industrial    Capital
            ended                  Mortgage     revenue      lease
           January         Total     note        bonds     obligations
         -------------     -----   --------   ----------   -----------
            2003         $  258    $   78       $   95       $ 85
            2004            207        83          100         24
            2005            204        89          105         10
            2006            207        97          110          -
            2007            219       104          115          -
           Future         4,759     2,284        2,475          -
                         ------    ------       ------       ----
                         $5,854    $2,735       $3,000       $119
                         ======    ======       ======       ====

Stand-by letters of credit expire as follows:

           During
           fiscal
            year         Amount
           ------        ------
            2002       $    333
            2003          1,450
            2004          3,065
            2005            115
            2006            275

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

           During
           fiscal
            year         Amount
           ------        ------
            2002         $  655
            2003            951
            2004            807
            2005            781
            2006            803
           Future         2,572



Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of January 27, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended January 27, 2002, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company has not entered into any market risk sensitive instruments for trading purposes.

PART II  -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     In August 2001, Robinson Laboratories, Inc. and Ben Robinson filed an amended complaint against us in the United States District Court for the Eastern District of New York. The Company acquired Robinson Laboratories in January 2000. The core allegations are (1) that the Company has not issued certain shares of common stock in connection with certain earn out requirements contained in an asset purchase agreement dated February 1, 2000; (2) that the Company breached an employment agreement with Robinson by terminating his employment; and (3) that the Company breached a stock option agreement with Robinson. In September 2001, the Company filed an answer and affirmative defenses and counterclaims in this matter denying the material allegations of the amended complaint. The Company also filed counterclaims against both Robinson Laboratories and Robinson. In these counterclaims, the Company's core allegations concern Robinson's misconduct
     (1) in  connection  with  the  manner  he  attempted  to  satisfy  Robinson
     Laboratories' earn out requirements; (2) misrepresentations made in connection with the asset purchase agreement; (3) wrongdoing as the Company's employee leading to his termination; and (4) post-employment wrongdoing in connection with a new company. In addition to seeking a declaratory judgment, the Company also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships. The parties are now engaged in discovery and expect a trial date this year. The Company believes that it has meritorious defenses to this action.


ITEM 2  - CHANGES IN SECURITIES:

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

       None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a) The Registrant held its Annual Meeting of Stockholders on January 10, 2002.

     (b) Three directors were elected at the Annual Meeting of Stockholders as follows:

          Class II - To serve until the Annual Meeting of Stockholders in 2004 or until their successors are chosen and qualified:

     Name                        Votes For    Votes Withheld
     ----                        ---------    --------------
     Myron Levy                   8,492,775      1,648,417
     John A. Thonet              10,100,428         40,764
     Dr. Alvin M. Silver         10,108,900         32,292

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



                               HERLEY INDUSTRIES, INC.
                               ----------------------------------------
                               Registrant


                               By:  /s/ Myron Levy
                               --------------------------------------
                               Myron Levy, Chief Executive Officer


                               By:  /s/ Anello C. Garefino
                               ----------------------------------------
                               Anello C. Garefino, Principal Financial Officer


DATE: March 8, 2002