Form 10-Q
period 2002-04-28
HERLEY INDUSTRIES INC /NEW
filed 2002-06-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the period ended: April 28, 2002
                      --------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........
                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        #23-2413500
-------------------------------                          ---------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification Number)

3061 Industry Drive, Lancaster, Pennsylvania                     17603
--------------------------------------------                   --------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code         (717) 397-2777
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

As of June 7, 2002 - 14,670,010 shares of Common Stock.

The accompanying unaudited consolidated financial statements have not been reviewed by an independent public accountant in accordance with professional standards under SAS 71 for conducting such reviews since the Company was unable to obtain these services from its previous auditors, Arthur Andersen LLP. The unaudited consolidated financial statements, included herein, will be reviewed by independent public accountants concurrently with the Form 10-K for the fiscal year ending July 28, 2002.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





PART  I  -  FINANCIAL   INFORMATION                                    PAGE
            -----------------------                                    ----
Item 1  - Financial Statements:

     Consolidated Balance Sheets  -
           April 28, 2002 and July 29, 2001                               2

     Consolidated Statements of Income  -
           For the thirteen and thirty-nine weeks ended
           April 28, 2002 and April 29, 2001                              3

     Consolidated Statements of Cash Flows -
           For the thirty-nine weeks ended
           April 28, 2002 and April 29, 2001                              4

     Notes to Consolidated Financial Statements                           5

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk    15

PART II -OTHER   INFORMATION                                             16

           Signatures                                                    18

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                                April 28,  July 29,
                                                                                                  2002       2001
                                                                                                --------   --------
                                                                                               (Unaudited) (Audited)
                        ASSETS
Current Assets:
         Cash and cash equivalents                                                              $ 13,329   $ 13,041
         Accounts receivable                                                                      15,796     16,069
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                                                   6,670        541
         Other receivables                                                                           604        160
         Inventories                                                                              34,614     31,397
         Prepaid income taxes                                                                      2,244       --
         Assets held for sale                                                                       --        2,370
         Deferred taxes and other                                                                  2,701      1,958
                                                                                                --------   --------
                               Total Current Assets                                               75,958     65,536
Property, Plant and Equipment, net                                                                23,284     21,312
Unexpended industrial revenue bond proceeds                                                          353       --
Goodwill                                                                                          21,665     26,302
Intangibles, net of amortization of $135 in 2002
         and $104 in 2001                                                                            433        464
Available-For-Sale Securities                                                                        146        146
Other Investments                                                                                    253        773
Other Assets                                                                                         597         64
                                                                                                --------   --------
                                                                                                $122,689   $114,597
                                                                                                ========   ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                                      $    216   $    213
         Accounts payable and accrued expenses                                                    13,333     15,304
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts                                             --          531
         Income taxes payable                                                                       --        1,061
         Reserve for contract losses                                                                 481        472
         Advance payments on contracts                                                             1,486        261
         Liabilities held for sale                                                                  --          890
                                                                                                --------   --------
                               Total Current Liabilities                                          15,516     18,732
Long-term Debt                                                                                     5,565      2,740
Deferred Income Taxes                                                                              4,452      4,452
                                                                                                --------   --------
                                                                                                  25,533     25,924
                                                                                                --------   --------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           11,642,210 at April 28, 2002 and
           10,537,289 at July 29, 2001                                                             1,164      1,054
         Additional paid-in capital                                                               51,657     45,250
         Retained earnings                                                                        44,335     42,369
                                                                                                --------   --------
                               Total Shareholders' Equity                                         97,156     88,673

                                                                                                --------   --------
                                                                                                $122,689   $114,597
                                                                                                ========   ========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                                    Thirteen weeks ended   Thirty-nine weeks ended
                                                                    --------------------   -----------------------
                                                                    April 28,   April 29,   April 28,   April 29,
                                                                      2002        2001        2002        2001
                                                                    --------    --------    --------    --------

Net sales                                                           $ 23,499    $ 18,987    $ 67,552    $ 53,810
                                                                    --------    --------    --------    --------

Cost and expenses:
       Cost of products sold                                          15,176      12,409      44,554      34,737
       Selling and administrative expenses                             4,214       4,119      11,247      11,179
       Plant closing costs                                              --          --           406        --
                                                                    --------    --------    --------    --------
                                                                      19,390      16,528      56,207      45,916
                                                                    --------    --------    --------    --------

       Income from operations                                          4,109       2,459      11,345       7,894
Other income (expense), net                                              (31)        152          55         319
                                                                    --------    --------    --------    --------

       Income from continuing operations
           before income taxes                                         4,078       2,611      11,400       8,213
Provision for income taxes                                             1,386         890       3,876       2,823
                                                                    --------    --------    --------    --------

       Income from continuing operations                               2,692       1,721       7,524       5,390
Loss from discontinued operations
  (including loss on sale of net assets
    of $1,166 in 2002) net of income taxes                              --           (47)       (921)        (82)
                                                                    --------    --------    --------    --------
       Income before cumulative effect of change
         in accounting principle                                       2,692       1,674       6,603       5,308
Cumulative effect of adopting SFAS 142                                  --          --        (4,637)       --
                                                                    --------    --------    --------    --------

       Net income                                                   $  2,692    $  1,674    $  1,966    $  5,308
                                                                    ========    ========    ========    ========

Earnings (loss) per common share - Basic
       Income from continuing operations                            $    .23    $    .16    $    .67    $    .54
       Loss from discontinued operations                                --          --          (.08)       --
       Cumulative effect of adopting SFAS 142                           --          --          (.42)       --
                                                                    --------    --------    --------    --------
          Net earnings                                              $    .23    $    .16    $    .18    $    .53
                                                                    ========    ========    ========    ========

       Basic weighted average shares                                  11,559      10,530      11,164       9,926
                                                                    ========    ========    ========    ========

Earnings (loss) per common share - Diluted
       Income from continuing operations                            $    .22    $    .16    $    .62    $    .49
       Loss from discontinued operations                                --          --          (.08)       --
       Cumulative effect of adopting SFAS 142                           --          --          (.38)       --
                                                                    --------    --------    --------    --------
          Net earnings                                              $    .22    $    .15    $    .16    $    .49
                                                                    ========    ========    ========    ========

       Diluted weighted average shares                                12,495      11,045      12,099      10,889
                                                                    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                         Thirty-nine weeks ended
                                                                                         -----------------------
                                                                                          April 28,   April 29,
                                                                                              2002        2001
                                                                                          --------    --------
Cash flows from operating activities:
      Income from continuing operations                                                   $  7,524    $  5,390
                                                                                          --------    --------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                                     2,885       3,393
           Loss on sale of fixed assets                                                         68        --
           Equity in income of limited partnership                                             (52)        (44)
           (Increase) decrease in deferred tax assets                                         (743)         39
           (Decrease) in deferred tax liabilities                                             --          (120)
           Changes in operating assets and liabilities:
                Decrease in accounts receivable                                                273         193
                (Increase) decrease in costs incurred and income recognized
                   in excess of billings on uncompleted contracts                           (6,129)        146
                (Increase) decrease in other receivables                                      (444)        184
                (Increase) in inventories                                                   (3,217)     (5,909)
                Decrease in prepaid expenses and other                                        --            55
                Increase in accounts payable and accrued expenses                            1,029         556
                (Decrease) increase in billings in excess of costs incurred and
                  income recognized on uncompleted contracts                                  (531)        129
                Increase (decrease) in income taxes payable                                  3,405        (404)
                Increase (decrease) in reserve for contract losses                               9        (591)
                Increase (decrease) in advance payments on contracts                         1,225        (576)
                Other, net                                                                    (108)        (11)
                                                                                          --------    --------
                    Total adjustments                                                       (2,330)     (2,960)
                                                                                          --------    --------

           Net cash provided by operating activities                                         5,194       2,430
                                                                                          --------    --------

Cash flows from investing activities:
      Investment of unexpended industrial revenue bond proceeds                               (353)       --
      Investment in technology license                                                        (500)       --
      Acquisition of businesses, net of cash acquired                                         --        (8,373)
      Proceeds from sale of fixed assets                                                      --            16
      Payment of deferred purchase price of acquired business                               (3,000)       --
      Partial distribution from limited partnership                                            573        --
      Capital expenditures                                                                  (4,819)     (2,098)
                                                                                          --------    --------
           Net cash used in investing activities                                            (8,099)    (10,455)
                                                                                          --------    --------

Cash flows from financing activities:
      Borrowings under bank line of credit                                                   4,300       2,941
      Proceeds from industrial revenue  bond financing                                       3,000        --
      Proceeds from exercise of stock options and warrants                                   3,654      15,980
      Payments under lines of credit                                                        (4,300)     (2,700)
      Payments of long-term debt                                                              (172)     (1,082)
      Purchase of treasury stock                                                            (3,848)       (194)
                                                                                          --------    --------
           Net cash provided by financing activities                                         2,634      14,945
                                                                                          --------    --------

Net cash provided by (used in) discontinued operations                                         559      (1,569)
                                                                                          --------    --------

           Net increase in cash and cash equivalents                                           288       5,351

Cash and cash equivalents at beginning of period                                            13,041       7,665
                                                                                          --------    --------

Cash and cash equivalents at end of period                                                $ 13,329    $ 13,016
                                                                                          ========    ========

The accompanying notes are an integral part of these financial statements.

Herley Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)

1. The accompanying unaudited consolidated financial statements have not been reviewed by an independent public accountant in accordance with professional standards under SAS 71 for conducting such reviews since the Company was unable to obtain these services from its previous auditors, Arthur Andersen LLP. The unaudited consolidated financial statements, included herein, will be reviewed by independent public accountants concurrently with the Form 10-K for the fiscal year ending July 28, 2002.

2. The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

     On August 7, 2001 the Board of Directors declared a 3-for-2 stock split effected as a stock dividend payable September 10, 2001. All share and per share data included in this quarterly report have been restated to reflect the stock split. Due to rounding differences, earnings per share for the quarter and cumulatively for the year to date may differ in total.

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

3. The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation. The transaction provides for the payment of $6,000,000 in cash, $3,000,000 which was paid in December 2000 and $3,000,000 which was paid in December 2001. In addition, the agreement provides for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no addition cash payments are required.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

     In January 2002 the Board of Directors of the Company determined that Terrasat would no longer be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets and therefore decided to discontinue the operations of Terrasat and to seek a purchaser for the business. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. Accordingly, the consolidated balance sheet includes certain assets and liabilities of Terrasat at July 29, 2001 as "Assets held for sale", and "Liabilities held for sale", and the consolidated statement of income includes the results of Terrasat operations from July 30, 2001 to April 28, 2002 as "Loss from discontinued operations". Cash flows of Terrasat have been classified as "Net cash provided by (used in) discontinued operations".

     The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002 of $878,000.

     Summarized below are the results of discontinued operations:

                                                     Thirteen  weeks ended         Thirty-nine weeks ended
                                                     ---------------------         -----------------------
                                                   April 28,       April 29,      April 28,      April 29,
                                                     2002            2001           2002           2001
                                                     ----            ----           ----           ----
        Net sales                                 $   -           $ 1,290        $ 2,147        $ 2,883
                                                     ----           -----          -----          -----
        Loss from discontinued operations             -               (38)          (229)           (47)
        Loss on net assets held for sale              -                -          (1,166)            -
        Income tax provision (benefit)                -                 9           (474)            35
                                                     ----           -----          -----          -----
        Net loss from discontinued operations     $   -           $   (47)       $  (921)       $   (82)
                                                     ====           =====          =====          =====

4. On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 is due October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note 5) becomes a fixed rate of 4.07%. The interest rate at April 28, 2002 was 1.83%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds are being used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster PA, and for manufacturing equipment. The presently unexpended proceeds from the Bonds are presented as a noncurrent asset on the consolidated balance sheet at April 28, 2002. As required by the Trust Indenture, these funds have been invested in a US Government money market portfolio, and are carried at cost which approximates market.

     The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral.

5. The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 4 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of April 28, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended April 28, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

6. In connection with the plant closings in Anaheim, CA and Nashua, NH in October 2001, the Company accrued and charged to expense approximately $406,000 for employee severance and benefits, and lease termination costs. As of April 28, 2002 the Company paid approximately $338,000 of these costs.

7. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets," which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairments, which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001.

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

     There was no impairment in the remaining goodwill at April 28, 2002 of approximately $21,665,000 related to the defense electronics reporting unit based on current market capitalization of the Company. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     Amortization of goodwill charged to continuing operations for the quarter and thirty-nine weeks ended April 29, 2001 and for the fiscal year ended July 29, 2001 was approximately $309,000, $911,000 and $1,296,000 respectively. Amortization of goodwill charged to discontinued operations for the quarter and thirty-nine weeks ended April 29, 2001 and for the fiscal year ended July 29, 2001 was approximately $63,000, $146,000 and $208,000 respectively. Pro-forma net income (loss) and earnings (loss) per share in connection with the adoption of SFAS 142 is as follows (in thousands except per share data):

     Income from continuing operations:

                                                       Thirteen weeks ended          Thirty-nine weeks ended
                                                       --------------------          -----------------------
                                                      April 28,      April 29,      April 28,       April 29,
                                                        2002           2001           2002            2001
                                                        ----           ----           ----            ----
       Income from continuing operations
         as reported                                 $   2,692       $  1,721       $   7,524      $   5,390
       Add goodwill amortization, net of
         income tax benefit                                -              201             -              592
                                                         -----          -----           -----          -----
           Adjusted  income from continuing
               operations                            $   2,692       $  1,922       $   7,524      $   5,982
                                                         =====          =====           =====          =====
       Earnings per common share-basic:
          From continuing operations as reported     $     .23       $    .16       $     .67      $     .54
          Goodwill amortization                             -             .02              -             .06
                                                           ---            ---             ---            ---
            Adjusted                                 $     .23       $    .18       $     .67      $     .60
                                                           ===            ===             ===            ===
       Earnings per common share-diluted:
          From continuing operations as reported     $     .22       $    .16       $     .62      $     .49
          Goodwill amortization                             -             .02              -             .05
                                                           ---            ---             ---            ---
            Adjusted                                 $     .22       $    .17       $     .62      $     .55
                                                           ===            ===             ===            ===

     Net income :

                                                       Thirteen weeks ended          Thirty-nine weeks ended
                                                       --------------------          -----------------------
                                                      April 28,      April 29,      April 28,       April 29,
                                                        2002           2001           2002            2001
                                                        ----           ----           ----            ----
       Net income as reported                        $   2,692       $  1,674       $   1,966      $   5,308
       Add goodwill amortization, net of
          income tax benefit                               -              242             -              694
                                                         -----          -----           -----          -----
            Adjusted net income                      $   2,692       $  1,916       $   1,966      $   6,002
                                                         =====          =====           =====          =====
       Earnings per common share-basic:
          As reported                                $     .23       $    .16       $     .18      $     .53
          Goodwill amortization                             -             .02              -             .07
                                                           ---            ---             ---            ---
            Adjusted                                 $     .23       $    .18       $     .18      $     .60
                                                           ===            ===             ===            ===
       Earnings per common share-diluted:
          As reported                                $     .22       $    .15       $     .16      $     .49
          Goodwill amortization                             -             .02              -             .06
                                                           ---            ---             ---            ---
            Adjusted                                 $     .22       $    .17       $     .16      $     .55
                                                           ===            ===             ===            ===

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at April 28, 2002 of $135,000. Amortization expense for the thirty-nine weeks ended April 28, 2002 was approximately $31,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

8.   The   following   table  shows  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands except per share data):

                                                       Thirteen weeks ended
                                                       --------------------
                                                April 28, 2002   April 29, 2001
                                                --------------   --------------
        Basic weighted-average shares               11,559          10,530
          Effect of dilutive securities:
            Employee stock options and warrants        936             515
                                                    ------          ------
        Diluted weighted-average shares             12,495          11,045
                                                    ======          ======

     There were no anti-dilutive options outstanding during the third quarter of fiscal 2002. Options to purchase 1,587,792 weighted shares of common stock, with exercise prices ranging from $9.83 to $13.67, were outstanding during the third quarter of fiscal 2001 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common stock.

                                                    Thirty-nine weeks ended
                                                    -----------------------
                                                April 28, 2002   April 29, 2001
                                                --------------   --------------
        Basic weighted-average shares               11,164           9,926
          Effect of dilutive securities:
            Employee stock options and warrants        935             963
                                                    ------          ------
        Diluted weighted-average shares             12,099          10,889
                                                    ======          ======

     Options to purchase 3,077 weighted shares of common stock, with an exercise price of $17.42, were outstanding during the first nine months of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire February 4, 2007, were still outstanding as of April 28, 2002. Options to purchase 353,500 weighted shares of common stock, with exercise prices ranging from $11.83 to $13.67, were outstanding during the first nine months of fiscal 2001 but were not included in the computation of diluted EPS because the exercise prices are greater than the average market price of the common stock.

     As of June 7, 2002, 14,670,010 shares of common stock were outstanding.

9.   Supplemental cash flow information is as follows (in thousands):

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                 April 28, 2002   April 29, 2001
                                                 --------------   --------------
       Cash paid during the period for:
           Interest                                $   232          $   224
           Income Taxes                                475            3,333
       Cashless exercise of stock options            8,026             -
           Tax benefit related to stock options      6,710             -

10. On April 30, 2002 the Company completed the sale of 3,000,000 shares of common stock to the public at $23.00 per share and received approximately $64,830,000 in net proceeds.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained in this report are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates","predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, the events of September 11, 2001, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations
---------------------

Thirteen weeks ended April 28, 2002 and April 29, 2001
------------------------------------------------------

Net sales from continuing operations for the thirteen weeks ended April 28, 2002 were approximately $23,499,000 compared to $18,987,000 in the third quarter of fiscal 2001. The sales increase of $4,512,000 (23.8%) is attributable to increased revenue in defense electronics of $6,189,000; offset by a decrease of $1,677,000 in commercial technologies.

The gross profit margin of 35.4% in the thirteen weeks ended April 28, 2002 exceeded the margin of 34.6% in the third quarter of the prior year primarily due to a change in product mix as well as operating efficiencies associated with plant closings in October 2001.

Selling and administrative expenses for the thirteen weeks ended April 28, 2002 were 17.9% of net sales as compared to 21.7% in the third quarter of fiscal 2001. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company ceased amortization of goodwill (See Note 7) which amounted to $372,000 in the quarter ended April 29, 2001, of which $63,000 is included in discontinued operations. Other significant changes include an increase in legal fees of approximately $440,000 primarily related to the Robinson Labs litigation, incentive compensation under employment contracts of $314,000, and net reductions in payroll and related costs of $380,000.

Investment income decreased approximately $111,000 from the prior year third quarter primarily due to lower interest rates earned on temporary investments of cash reserves, as well as the partial liquidation of the investment in the limited partnership. Interest expense increased approximately $72,000 as compared to the third quarter of fiscal 2001 due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds and interest on temporary borrowings of $4,300,000 under the bank line of credit.

Thirty-nine weeks ended April 28, 2002 and April 29, 2001
---------------------------------------------------------

Net sales from continuing operations for the thirty-nine weeks ended April 28, 2002 were approximately $67,552,000 compared to $53,810,000 in the first nine months of fiscal 2001. The sales increase of $13,742,000 (25.5%) is attributable to increased revenue in defense electronics of $14,286,000; offset by a decrease of $544,000 in commercial technologies.

The gross profit margin of 34.0% in the thirty-nine weeks ended April 28, 2002 was lower than the margin of 35.4% in fiscal 2001 primarily due to the investment in new product development in the Company's defense electronics business and to product mix.

Selling and administrative expenses for the thirty-nine weeks ended April 28, 2002 were 16.6% of net sales as compared to 20.8% in fiscal 2001. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company ceased amortization of goodwill (See Note 7) which amounted to $1,057,000 in the thirty-nine weeks ended April 29, 2001, of which $146,000 is included in discontinued operations. Other significant changes include an increase in legal fees of approximately $880,000 primarily related to the Robinson Labs litigation, incentive compensation under employment contracts of $394,000, and net reductions in payroll and related costs of $562,000.

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $338,000 was paid as of April 28, 2002.

Investment income decreased approximately $133,000 from the prior year primarily due to lower interest rates earned on temporary investments of cash reserves, as well as the partial liquidation of the investment in the limited partnership. Interest expense increased approximately $131,000 as compared to fiscal 2001 due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds and interest on temporary borrowings of $4,300,000 under the bank line of credit.

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

Amortization of goodwill charged to continuing operations for the quarter and thirty-nine weeks ended April 29, 2001 and for the fiscal year ended July 29, 2001 was approximately $309,000, $911,000 and $1,296,000 respectively.
Amortization of goodwill charged to discontinued operations for the quarter and thirty-nine weeks ended April 29, 2001 and for the fiscal year ended July 29, 2001 was approximately $63,000, $146,000 and $208,000 respectively.

Liquidity and Capital Resources
-------------------------------

As of April 28, 2002 and July 29,  2001,  working  capital was  $60,442,000  and
$46,804,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 4.90 to 1 and 3.50 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $1,486,000 at April 28, 2002, and $261,000 at July 29, 2001.

Net cash provided by continuing operations during the thirty-nine weeks ended April 28, 2002 was approximately $5,194,000 as compared to $2,430,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from operations of $10,409,000 (adjusted for depreciation and amortization), increases in accounts payable and accrued expenses of $1,029,000, income taxes of $3,405,000, and advanced payments on contracts of $1,225,000. Offsetting these increases are an increase in costs incurred and income recognized in excess of billings on uncompleted contracts of $6,129,000, and an increase in inventory of $3,217,000.

Net cash used in investing activities consists of the investment of unexpended proceeds of approximately $353,000 from the industrial revenue bond funding, $4,819,000 for capital expenditures, $500,000 for a license of certain technology, and the $3,000,000 deferred payment of the Terrasat purchase price; offset by a partial distribution from the limited partnership of $573,000.

The Company maintains a revolving credit facility with a bank for an aggregate of $30,000,000, which expires January 31, 2004. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. Interest is set at 1.65% over the FOMC Federal Funds Target Rate ( 3.40% at April 28, 2002). There is a fee of 15 basis points per annum on the unused portion of the credit line in excess of $20,000,000 payable quarterly. There were no borrowings outstanding as of April 28, 2002 and July 29, 2001. During the thirty-nine weeks ended April 28, 2002, the Company borrowed and repaid $4,300,000 under the credit facility for working capital needs. Stand-by letters of credit were outstanding in the amount of $5,240,000 under the credit facility at April 28, 2002.

During the thirty-nine weeks ended April 28, 2002, the Company received proceeds of $3,000,000 from the issuance of industrial revenue bonds in connection with the financing of the plant expansion in Lancaster PA, and received approximately $3,654,000 from the exercise of common stock options by employees.

The Company received 206,756 shares of common stock during the period valued at $3,848,000 in exchange for payroll taxes due from employees upon the exercise of stock options.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and the approximately $64,830,000 net proceeds from the sale of 3,000,000 shares of common stock to the public on April 30, 2002 (Note 10). At April 28, 2002, the Company had cash and cash equivalents of approximately $13,329,000. A significant portion of the Company's revenue for fiscal 2002 will be generated from its existing backlog of sales orders. The backlog of orders at April 28, 2002 was in excess of $83,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $24,760,000 available under its bank credit facility, net of outstanding stand-by letters of credit of $5,240,000, and cash reserves at April 30, 2002 of approximately $79,000,000 including the proceeds from the sale of common stock to the public. In addition, the Company is negotiating an increase in its unsecured bank credit facility from $30,000,000 to $50,000,000

Future payments required on long-term debt are as follows (in thousands):

  Twelve months                          Industrial      Capital
      ended                  Mortgage      revenue        lease
      April          Total     note         bonds      obligations
      -----          -----     ----         -----      -----------
      2003         $   216     $    79      $    95        $  42
      2004             214          84          100           30
      2005             197          92          105          -
      2006             209          99          110          -
      2007             221         106          115          -
     Future          4,724       2,249        2,475          -
                     -----       -----        -----         ----
                   $ 5,781     $ 2,709      $ 3,000        $  72
                     =====       =====        =====         ====

Stand-by letters of credit expire as follows:

               During
               fiscal
                year             Amount
                ----             ------
                2002           $    266
                2003              1,519
                2004              3,065
                2005                115
                2006                275

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2002           $    333
                2003                944
                2004                800
                2005                777
                2006                803
               Future             2,572

Critical Accounting Policies
----------------------------

Revenue under certain long-term, fixed price contracts is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered and are recorded when first reasonably determinable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 4 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The market value of the interest rate swap was immaterial to the consolidated financial statements as of April 28, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended April 28, 2002, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company has not entered into any market risk sensitive instruments for trading purposes.

PART II  -  OTHER INFORMATION
            -----------------
ITEM 1 - LEGAL PROCEEDINGS:

In August 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson filed an amended complaint against the Company in the United States District Court for the Eastern District of New York. The Company acquired substantially all of the assets of RLI by Agreement dated February 1, 2000. The core allegations in the Amended Complaint are (1) that the Company has not issued certain shares of common stock in connection with certain earn out requirements contained in an asset purchase agreement dated February 1, 2000; (2) that the Company breached an employment agreement with Robinson by terminating his employment; and (3) that the Company breached a stock option agreement with Robinson. In September 2001, the Company filed an answer, affirmative defenses and counterclaims in this matter denying the material allegations of the amended complaint. The Company also filed counterclaims against both RLI and Robinson. In these counterclaims, the Company's core allegations concern Robinson's misconduct in connection with (1) the manner he attempted to satisfy Robinson Laboratories' earn out requirements; (2) misrepresentations made in connection with the asset purchase agreement; (3) wrongdoing as an employee leading to his termination; and (4) post-employment wrongdoing in connection with a new company. In addition to seeking a declaratory judgment, the Company has also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships. Both parties filed Motions for Summary Judgment on certain claims, and are awaiting rulings by the Court. The trial is scheduled to begin on July 22, 2002. We believe that we have meritorious defenses to this action.

On March 12, 2002, Titan Wireless Inc. ("Titan") filed a complaint in the California Superior Court for San Diego County against Robinson Laboratories Inc., Robinson Satellite Communications, Ben Robinson and the Company. On or about April 13, 2002, the Company removed the action to the United States District Court for the Southern District of California where the action is presently pending. The Complaint seeks damages for breach of contract and breach of warranty relating to allegedly defective low noise amplifiers primarily sold by Robinson Laboratories and/or Robinson Satellite Communications prior to the Company's purchase of Robinson Laboratories' assets in February 2000. Titan also contends that the Company has assumed liability for these alleged breaches. On May 9, 2002 the Company filed an Answer, Affirmative Defenses and Crossclaims against Robinson Laboratories, Inc. and Ben Robinson. The Company is vigorously defending this lawsuit.



ITEM 2  - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5 - OTHER INFORMATION:

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits

          None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter of fiscal 2002.

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



                                                    HERLEY INDUSTRIES, INC.
                                                    -----------------------
                                                           Registrant




                                        BY:       /S/   Myron Levy
                                            -----------------------------------
                                            Myron Levy, Chief Executive Officer



                                        BY:     /S/   Anello C. Garefino
                                            -----------------------------------
                                            Anello C. Garefino
                                            Principal Financial Officer


DATE: June 11, 2002