Form 10-K
period 2002-07-28
HERLEY INDUSTRIES INC /NEW
filed 2002-10-25
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                   [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 28, 2002

                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ...............to ...............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                  23-2413500
     --------                                                  ----------
     State or other jurisdiction                             (I.R.S. Employer
      of incorporation or organization                      Identification No.)

     3061 Industry Drive, Lancaster, Pennsylvania                 17603
     --------------------------------------------                --------
      (Address of Principal Executive Offices )                 (Zip Code)

     Registrant's telephone number, including area code:       (717) 397-2777
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                     Name of Exchange on which registered
 -------------------                     ------------------------------------
        None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $ .10 par value
                     -----------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Based on the closing sale price of $16.47 as of October 21, 2002 the aggregate market value of the voting stock held by non- affiliates of the registrant was $242,503,605.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 21, 2002 was 14,723,959.

Documents incorporated by reference:
-----------------------------------
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I
   Item 1     Business                                                      1
   Item 2     Properties                                                   10
   Item 3     Legal Proceedings                                            11
   Item 4     Submission of Matters to a Vote of Security Holders          11

PART II
   Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       11
   Item 6     Selected Financial Data                                      11
   Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk   21
   Item 8     Financial Statements and Supplementary Data                  22
   Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       22
PART III
   Item 10    Directors and Executive Officers of the Registrant           22
   Item 11    Executive Compensation                                       22
   Item 12    Security Ownership of Certain Beneficial
                 Owners and Management                                     22
   Item 13    Certain Relationships and Related Transactions               22
PART IV
   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8K                                                   23

SIGNATURES                                                                 25

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY
   ACT OF 2002                                                             26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                  F-1

PART I

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipate," "believe," "estimate," "expect," "plan," "intend" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference, in this Annual Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For  these  statements,   we  claim  the  protection  of  the  safe  harbor  for
forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 1.  Business

BACKGROUND

Herley is a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, Lockheed Martin and Boeing), the U.S. government (including the Department of Defense, NASA and other U.S. government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

ACQUISITIONS

We have grown through internal growth and strategic acquisitions over the past ten years and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations.

- In September 1992, we acquired Micro-Dynamics, Inc. of Woburn, Massachusetts, a microwave subsystem designer and manufacturer.

- In June 1993, we acquired Vega Precision Laboratories, Inc. of Vienna, Virginia, a manufacturer of flight instrumentation products.

- In July 1995, we acquired Stewart Warner Electronics Corp. of Chicago, Illinois, a manufacturer of high frequency radio and IFF interrogator systems.

- In August 1997, we acquired Metraplex Corporation of Frederick, Maryland, a manufacturer of airborne PCM and FM telemetry and data acquisition systems.

- In January 1999, we acquired General Microwave Corporation of Farmingdale, New York, a manufacturer of microwave components and electronic systems.

- In January 2000, we acquired Robinson Laboratories, Inc. of Nashua, New Hampshire, a designer, developer and manufacturer of microwave components and assemblies primarily for defense applications.

- In September 2000, we acquired American Microwave Technology, Inc. of Anaheim, California, a manufacturer of high power, solid state amplifiers for the scientific and medical markets, which enabled us to enter these markets.

- In September 2002, we acquired EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide.

BUSINESS STRATEGY

Our goal is to continue to leverage our proprietary technology, microwave expertise and manufacturing capabilities to further expand our penetration in our market. Our strategies to achieve our objectives include:

- INCREASE LEVELS OF COMPONENT INTEGRATION AND VALUE ADDED CONTENT. Due to growth of engineering expertise, new product development, and acquisitions, we have increased our capability to provide more component integration. Management believes component integration adds value and will enable us to increase content in defense platforms and systems, thereby increasing our revenue and profitability.

- MAINTAIN LEADERSHIP IN MICROWAVE TECHNOLOGY. We intend to pursue further technological advances through continued investment in internally-funded and customer-funded research and product development.

- STRENGTHEN AND EXPAND CUSTOMER RELATIONSHIPS. We have developed mutually beneficial relationships with various agencies of the U.S. government and defense and commercial companies. We expect to continue to build and strengthen these relationships with industry leaders by anticipating and recognizing their needs and providing them with on-time and cost-effective solutions.

- CAPITALIZE ON OUTSOURCING DYNAMICS IN THE AEROSPACE AND DEFENSE INDUSTRY. Microwave technology has traditionally been an in-house resource of the prime contractors. However, the prime contractors are beginning to outsource the design and manufacture of this specialized engineering work to system sub-contractors. We are well positioned to generate more business as prime contractors continue to focus primarily on integration of defense electronics.

- PURSUE STRATEGIC ACQUISITIONS. We intend to continue to augment our existing technological base by acquiring specialized companies that complement or expand our product offerings and market strategies. We believe that expansion of our core competencies through the acquisition of such specialized technology companies, when combined with our current technological and manufacturing skills, will provide us with improved levels of horizontal and vertical integration, leading to the creation of subsystems and complete system products.

- ENHANCE MANUFACTURING CAPABILITIES. We intend to continue to implement process manufacturing automation and believe that our ability to develop a high level of automated production and test capability will help to further improve our cost effectiveness and time to market.

- PURSUE SELECTIVE COMMERCIAL OPPORTUNITIES. We seek to identify and pursue selected commercial applications for our products and technologies where we can add value based on our microwave expertise.

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through our 35 year focus on research and development and our state-of-the-art design and production capabilities. We have recently completed construction of state-of-the-art manufacturing facilities in Lancaster, Pennsylvania, where we have a full range of capabilities including long and short run production, hardware assembly and full-service engineering. In addition, we have highly capable manufacturing facilities located in Woburn, Massachusetts; Farmingdale, New York; and Jerusalem, Israel. We have developed and rewarded our engineers in order to maintain our expertise in-house.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base, with only the U.S. government, at approximately 17%, representing more than 10% of our fiscal 2002 revenues. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 32% of our revenues in fiscal 2002.

- LONG-STANDING INDUSTRY RELATIONSHIPS. We have established long-standing relationships with the U.S. government and other key organizations in the aerospace and defense industry after 35 years in the defense electronic industry. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements.

- SUCCESSFUL ACQUISITION TRACK RECORD. We have demonstrated that we can successfully integrate acquired companies. We are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies.

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2002, we spent over $5.6 million on new product development, of which our customers funded approximately $3.3 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

- EXPERIENCED MANAGEMENT TEAM. Our senior management team averages over 21 years of experience in the defense electronics industry.

PRODUCTS AND SERVICES

We operate in two markets: defense electronics and commercial technologies.

DEFENSE ELECTRONICS

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. We design and manufacture microwave components and subassemblies which are embedded in a variety of radars, flight instrumentation, weapons sensors, electronic warfare systems and guidance systems. Our microwave devices are used on our subassemblies and integrated systems (e.g. command and control systems, telemetry systems, transponders, flight termination receivers and identification friend or foe, or IFF, interrogators), in addition to being sold on a component basis.

The following are descriptions of our major systems and products:

Telemetry Systems. Telemetry systems provide wireless data transmission between two or more sites for recording and analysis. Missile, UAV, or target testing on domestic and international test ranges requires flight safety and performance data transmission to maximize flight safety during the test operation. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a command and control systems uplink to accomplish their mission. We have developed a telemetry system capability that can be configured to meet individual customers' needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is key to the success of the mission.

We are a leading manufacturer of Pulse Code Modulation, or PCM, and Frequency Modulation, or FM, telemetry and data acquisition systems for severe environment applications, and our products are used worldwide for testing space launch vehicle instrumentation, aircraft flight testing, and amphibian, industrial and automotive vehicle testing. The product portfolio ranges in size and complexity from miniature encoders to completely programmable data acquisition systems.

We offer a complete airborne data link system. With our digital capability in data encoding and acquisition elements combined with our radio frequency capability in providing telemetry transmitters and flight termination receivers, we offer a full line of narrow and wide-band airborne telemetry systems to meet a wide variety of industrial needs, both domestically and internationally.

Command and Control Systems. Our command and control systems have been used to fly remotely a large variety of unmanned aerial vehicles, or UAVs, typically aircraft used as target drones or Remotely Piloted Vehicles, or RPVs. Our command and control systems also control surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges. Our command and control systems are currently in service throughout the world. Command and control systems permit a ground operator to fly a target or a UAV through a pre-planned mission. The mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its command and control systems ground station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft.

Our MAGIC2 system affords over-the-horizon command and control using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The MAGIC2 is a highly flexible, multiple processor design with high resolution graphics, which can be field-configured within minutes to fly or control any selected vehicle for which it is equipped. The MAGIC2 is used in support of missile, aircraft and other weapons systems development and testing. The system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships like the AEGIS cruiser and the E-2C aircraft.

Transponders. We manufacture a variety of expendable transponders, including range safety, IFF, command and control, and range scoring systems. Transponders are small, expendable, electronic systems consisting of a transmitter, sensitive receiver and internal signal processing equipment comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. The transponder receives signals from radars, changes and amplifies the frequency of the signals, and transmits back a reply on a different frequency and signal level. This reply is a strong, noise-free signal upon which the tracking radar can "lock," and one which is far superior to skin reflection tracking, particularly under adverse weather conditions after the launch.

In range safety applications, transponders enable accurate tracking of space launch and unmanned aerial vehicles, missiles, and target drones so that position and direction are known throughout its flight. In the case of several defense and commercial space launch vehicles (i.e., Delta, Atlas, Titan and Pegasus), our transponder is tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit.

IFF transponders, which are used in conjunction with the Federal Aviation Authority Air Traffic Control System, enable ground controllers to identify the unmanned targets, drones and cruise missiles on which these units fly and to vector other manned aircraft safely away from the flight path of the unmanned aerial vehicle.

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

Flight Termination Receiver. A flight termination receiver, or FTR, is installed in a test missile, UAV, target or space launch vehicle as a safety device. The FTR has a built-in decoder that enables it to receive a complex series of audio tones which, when appropriate, will set off an explosive charge that will destroy the vehicle. A Range Safety Officer, or RSO, using the range safety transponder will track the vehicle in flight to determine if it is performing as required. If the RSO detects a malfunction in the test or launch vehicle that causes it to veer from a planned trajectory in a manner that may endanger personnel or facilities, the RSO will transmit a coded signal to the onboard FTR to explode the vehicle.

HF Communications and IFF Interrogators. We design and manufacture high frequency radio and IFF interrogators. This high frequency communications equipment is used by the U.S. Navy and foreign navies that conduct joint military exercises with the U.S. Navy. The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries. We have been a significant supplier to the Republic of Korea for over twenty years and have a large, established installed base of equipment. We have been, and continue to be, a supplier to the Republic of Korea KDX destroyer program.

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 MHz to 12GHz with power levels from multi-kilowatts up to 15W, depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics. We have an exclusive sales and marketing agreement with EADS ewation, Grintek Ewation, Sysdel Close Corporation and Teleplan AS regarding high power amplifiers for monitoring reconnaissance and countermeasures.

Microwave Integrated Circuits. We design and manufacture complex microwave integrated circuits, or MICs, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. Our MICs are employed in many defense electronics systems and missile programs. We also manufacture magnetrons, which are the power source utilized in the production of our transponders.

High/Low Power Integrated Assembly. Our high power microwave devices are used in radar system transmitters and in long-range missiles. High power devices frequently use small amounts of nuclear material to enhance breakdown of high energy pulses, and we are one of very few companies with an active nuclear license that permits the handling of these trace amounts of nuclear materials. There are relatively few companies with the expertise or facilities to design, manufacture and test high power devices. We also produce lower power, broad band microwave integrated assemblies for the defense electronics industry. These complex assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. Their applications include Rear Warning Receivers, or RWRs, Electronics Countermeasure, or ECM, systems and highly sensitive receiver systems.

Solid State Receiver Protector. We have become a preeminent supplier of solid-state receiver protector devices that are able to withstand high energy pulses without the use of nuclear materials. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. For our engineering efforts in designing solid-state receiver protectors for the F- 16, we received cash awards from the United States Air Force as part of the government's value engineering program.

Digitally Tuned Oscillators (DTO's). We produce microwave sources, which generate signals that are used in microwave oscillators. Our microwave sources are sold to the U.S. defense industry and to various foreign governments. We specialize in digitally tuned oscillators, or DTOs, a critical component in many ECM systems.

COMMERCIAL TECHNOLOGIES

Our commercial technologies are comprised of scientific products and medical products.

Scientific Products. Our scientific products are used extensively in Nuclear Magnetic Resonance (NMR) systems. These amplifiers, which have dual mode capability and can be operated in either a pulsed or continuous wave, cover the frequency ranges of 6 MHz to 950 MHz, with power levels as high as 2.0KW peak power at 10% duty cycle. Scientific customers include OEM, system manufacturers and research centers.

Medical Products. Our medical products vary in complexity from single modules, to rack mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in either a pulsed or continuous wave mode, and cover the frequency ranges of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include both original equipment and systems manufacturers, as well as universities and research centers.

All products feature highly reliable technical solutions designed for improved production and reliability. Producibility is enhanced through the use of surface mount components and circuit designs which eliminate the need for excessive alignment during the production cycle. High reliability is achieved through the implementation of conservative thermal and RF circuit design and sophisticated self-protection schemes. Reliability is further enhanced during the design phase by employing detailed environmental testing.

CUSTOMERS

During the fiscal year ended July 28, 2002, approximately 17% of our net sales were attributable to contracts with offices and agencies of the U.S. government. No other customers accounted for shipments in excess of 10% of net sales.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

Boeing
BAE Systems
Harris
Lockheed Martin
Northrop Grumman
Raytheon

During fiscal 2002, sales to foreign customers accounted for approximately 32% of our net sales. The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our contracts with foreign customers are payable in U.S. dollars. International sales are subject to numerous risks, including political and economic instability in foreign markets, including currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales also are subject to us obtaining export licenses for certain products and systems.

SALES AND MARKETING

We market our products worldwide to the United States government, prime contractors and various countries in defense markets, and to OEMs, research institutions and universities in commercial markets. Sales are primarily through a sales force generally organized by geographic territory and markets. In addition, we have contracts with manufacturers' representatives in the United States and international representatives who are located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industrial shows in the commercial, medical, satellite communications and defense markets.

After we have identified key potential customers, we make sales calls with our own sales, management and engineering personnel. In order to promote widespread acceptance of our products and provide customers with support, our sales and engineering teams work closely with our customers to develop tailored solutions to their requirements. We believe that our customer engineering support provides us with a key competitive advantage.

We also produce microwave components that are sold through our catalog, which for almost forty years has been an industry leader, and sell attenuating devices and IQ modulation and phase shifters through the microwave engineer's handbook.

MANUFACTURING

We manufacture our products from standard components, as well as from items that are manufactured by vendors to our specifications. A majority of our defense electronics and commercial assemblies and subsystems contain proprietary technology which is designed and tested by our engineers and technicians and is manufactured at our own facilities.

We continue to invest in improving our proprietary manufacturing processes and the automation of the manufacturing processes. Automation is critical in meeting our customers' demands for price competitiveness, world class quality and on-time delivery. We are also investing to enhance our responsiveness to the production demands of our customers.

We purchase electronic components and other raw materials used in our products from a large number of suppliers and all such materials are readily available from alternate sources.

We maintain minimal levels of finished products inventory to meet the needs of our medical products customers. We generally purchase raw materials for specific contracts, and we purchase common components for stock based on our firm fixed backlog.

There are no significant environmental control procedures required concerning the discharge of materials into the environment that require us to invest in any significant capital equipment or that would have a material effect on our earnings or our competitive position.

Quality assurance checks are performed on manufacturing processes, purchased items, work-in-process and finished products. Due to the complexity of our products, final tests are performed on some products by highly skilled engineers and technicians.

Our primary manufacturing facilities have earned the ISO 9001 Registration. The ISO 9000 series standards are internationally recognized quality management system requirements. ISO 9001, the most comprehensive Standard in the ISO 9000 Series, covers design, manufacturing, installation, and servicing systems.

Assembly, test, package and shipment of products are done at our manufacturing facilities located in the following cities:

Lancaster, Pennsylvania
Farmingdale, New York
Woburn, Massachusetts
Jerusalem, Israel

BACKLOG

Our total backlog of orders was approximately $82.7 million on July 28, 2002 as compared to $79.4 million on July 29, 2001. Of our total backlog of $82.7 million at July 28, 2002, $54.3 million is attributable to domestic orders and $28.4 million is attributable to foreign orders. Management anticipates that approximately $70.7 million of its backlog will be shipped during the fiscal year ending August 3, 2003.

All of the orders included in backlog are covered by signed contracts or purchase orders. Backlog is not directly indicative of future sales. Accordingly, we do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period.

Substantially all of our contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, we agree to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government's discretion for cause or convenience. In the event of a termination for convenience, prime contractors on such contracts are required to terminate their subcontracts on the program, and the government or the prime contractor is obligated to pay the costs incurred by us under the contract to the date of termination plus a fee based on the work completed.

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. Our primary efforts are focused on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $5.6 million in fiscal 2002, $4.6 million in fiscal 2001 and $3.5 million in fiscal 2000, of which we paid approximately $2.3 million in fiscal 2002, $2.6 million in fiscal 2001 and $2.3 million in 2000. The remainder of these costs were paid by some of our customers.

COMPETITION

The microwave component and subsystems industry is highly competitive and we compete against many companies, both foreign and domestic. Many of these companies are larger, have greater financial resources and are better known. As a supplier, we also experience significant competition from the in-house capabilities of our customers.

Competition is generally based upon technology, design, past performance and price. Our ability to compete depends, in part, on our ability to offer better design and performance than our competitors and our readiness in facilities, equipment and personnel to complete the programs. Many of the programs in which we participate are long standing programs in which we are the sole provider of our product.

GOVERNMENT REGULATION

Because of our participation in the defense industry, we are subject to audits by various government agencies for our compliance with government regulations. We are also subject to a variety of local, state and federal government regulations relating to, among other things, the storage, discharge, handling, omission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe that we operate our business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse impact on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets and employee and third-party nondisclosure agreements to protect our intellectual property, as well as limiting access to the distribution of proprietary information. We cannot assure you that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. Furthermore, we cannot assure you that, in the future, third parties will not assert infringement claims against us or with respect to our products for which we have indemnified certain of our customers. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting our business, financial condition and results of operations. In the event a third party were successful in a claim that one of our products infringed its proprietary rights, we may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes on such proprietary rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of September 29, 2002, we employed 618 persons full time. Of these employees, 105 comprise the engineering staff, 445 constitute manufacturing personnel, 24 occupy sales and marketing positions, and 44 are in executive, management, and support functions. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be satisfactory. We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan and stock option plans.

SUBSEQUENT EVENT

The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which is expected to be operated as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000.

OFFICERS OF THE REGISTRANT

                                    Served as
Name                  Age         Officer Since      Position(s) and Offices
----                  ---         -------------      -----------------------

Lee N. Blatt           74             1965           Chairman of the Board
Myron Levy             61             1988           Chief Executive Officer
                                                      and Director
John M. Kelley         49             1998           Executive Vice President
Howard M. Eckstein     51             1998           Senior Vice President
Mitchell Tuckman       52             1999           Senior Vice President
William Wilson         53             2002           Senior Vice President
Rozalie Schachter      55             2000           Senior Vice President
Anello C. Garefino     55             1993           Vice President-Finance,
                                                      Treasurer and Chief
                                                      Financial Officer
David H. Lieberman     57             1985           Secretary and Director


Item 2.  Properties

Our facilities are as follows:

                                                                                                 Owned
                                                                                                   or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                         ----         ------
Lancaster, PA (1)           Production, engineering, administrative             86,200 sq. ft.   Owned
                              and executive offices
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned
Farmingdale, NY (2)         Production, engineering and administration          46,000 sq. ft.   Leased
                                                                                14,000 sq. ft.   Leased
Jerusalem, Israel           Production, engineering and administration          12,000 sq. ft.   Owned
Aldershot, England (3)      Production, engineering and administration           6,300 sq. ft.   Leased
Chicago, IL                 Engineering and administration                       3,000 sq. ft.   Leased
Lancaster, PA               Land held for expansion                                20.4 Acres    Owned
--------------

     (1) The Company's executive offices occupy approximately 4,000 sq. ft. of space at this facility with engineering and administrative offices occupying 10,000 sq. ft. each.
     (2) On September 23, 1999 the Company closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership owned by the children of Messrs Blatt and Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term.
     (3) As of September 1, 2002, the Company entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited as discussed in Note R of the financial statements.

In addition to the above operating facilities, the Company has an idle facility in Billerica, MA which is under lease. The Company is looking to sublease this facility.

We believe that its facilities are adequate for its current and presently anticipated future needs.

Item 3.  Legal Proceedings

On August 14, 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson ("Robinson") filed an Amended Complaint against Herley Industries, Inc. ("Herley"). Although the Amended Complaint sets forth fifteen counts, the core allegations are (i) that Herley failed to issue 97,841 shares of common stock in connection with certain earn out requirements contained in an Asset Purchase Agreement dated February 1, 2000; (ii) that Herley breached an Employment Agreement with Robinson by terminating his employment on August 5, 2001; and
(iii) that Herley breached a Stock Option Agreement dated January 31, 2000, with Robinson. RLI and Robinson asserted (i) violations of state and federal securities laws; (ii) fraud claims; (iii) breach of contract claims; and (iv) other equitable claims arising from the above core factual allegations.

On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. ss. 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

On August 5, 2002, a jury trial commenced. A jury verdict was rendered on August 21, 2002 in which the jury determined, among other things, that (i) Herley was not required to pay any additional stock; (ii) Herley breached the Employment Agreement with Robinson and awarded Robinson $1.5 million in damages; (iii) Herley breached the Lease Agreement with Robinson and awarded Robinson approximately $552,000 in compensatory damages; (iv) Robinson breached fiduciary duties to Herley and awarded Herley $400,000 in compensatory damages; (v) Robinson and RLI breached indemnity obligations and awarded Herley $100,000 in damages; (vi) RLI breached representations and warranties given to Herley and awarded Herley $320,000 in damages. The court has still not entered final judgment following the jury verdict, and both parties are expected to appeal. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley intends to file a petition for attorney's fees and costs against both RLI and Robinson for approximately $2,000,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholders
           Matters

     (a) The Company's Common Stock is traded in the NASDAQ National Market under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by the NASDAQ National Market for the Company's Common Stock for the periods indicated and gives effect retroactively to the three-for-two stock split of the Common Stock on September 10, 2001.

                                                          Common Stock
                                                        -----------------
                                                        High          Low
                                                        ----          ---
     Fiscal Year 2001
         First Quarter...............................$ 15.17        $ 11.63
         Second Quarter..............................  15.46           8.79
         Third Quarter...............................  10.89           8.38
         Fourth Quarter..............................  13.15           9.97
     Fiscal Year 2002
         First Quarter...............................  18.50          11.17
         Second Quarter..............................  17.13          13.10
         Third Quarter...............................  24.49          14.96
         Fourth Quarter..............................  22.33          17.55
     Fiscal Year 2003
         First Quarter (through October 21, 2002)....  21.30          14.73

     The closing price on October 21, 2002 was $16.47.

     (b) As of October 21, 2002, there were approximately 234 holders of record of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.



Item 6.  Selected Financial Data (in thousands except per share data)

                                                                         52 Weeks ended
                                                   -------------------------------------------------------------
                                                   July 28,      July 29,     July 30,     August 1,   August 2,
                                                     2002          2001         2000         1999        1998
                                                     ----          ----         ----         ----        ----

Net sales (4)                                   $   92,881        76,494       70,537       61,036      40,798

Income from continuing operations before
     extraordinary item                         $   10,730         7,573        7,639        7,862       5,497

Loss from discontinued operations               $     (921)         (168)       -            -           -

Cumulative effect of adopting SFAS 142          $   (4,637)         -           -            -           -

Net income                                      $    5,172         7,405        7,639        7,735       5,497

Per share data from continuing operations (1),
  (2), (3)
     Basic                                      $       .89           .75        1.05         1 00         .74
     Assuming Dilution                          $       .83           .69         .96          .92         .68

Total Assets                                    $   190,202       114,597      86,656       74,056      57,553
Total Current Liabilities                       $    15,263        18,732      12,783       10,513       9,843
Long-Term Debt net of current portion           $     5,684         2,740       2,931       15,437       4,111

 (1) As adjusted to give effect to a 3-for-2 stock split effective September 10, 2001.

 (2) Earnings per share from  continuing  operations are presented
     and  calculated   before   extraordinary   item  in  fiscal  1999,   before
     discontinued operations in 2002 and 2001, and before cumulative effect of accounting change in 2002.

 (3) No cash dividends have been  distributed in any of the years presented.

 (4) See "Acquisitions" under Item 1. "Business".

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

                                                                             52 weeks ended
                                                                     ------------------------------
                                                                 July 28,       July 29,       July 30,
                                                                   2002           2001           2000
                                                                   ----           ----           ----

Net sales                                                         100.0 %        100.0 %        100.0 %
Cost of products sold                                              66.7 %         66.3 %         62.9 %
                                                                  -----          -----          -----

Gross profit                                                       33.3 %         33.7 %         37.1 %

Selling and administrative expenses                                14.3 %         19.0 %         19.2 %
Litigation costs                                                    2.2 %          0.3 %          -
Plant closing costs                                                 0.4 %          -              -
                                                                  -----          -----          -----

Income from operations                                             16.4 %         14.4 %         17.9 %
                                                                  -----          -----          -----

Other income (expense), net:
     Investment income                                              0.8 %          0.9 %          0.3 %
     Interest expense                                              (0.4)%         (0.3)%         (1.6)%
                                                                  -----          -----          -----
                                                                    0.4 %          0.6 %         (1.3)%
                                                                  -----          -----          -----
Income from continuing operations before
     income taxes                                                  16.8 %         15.0 %         16.6 %
Provision for income taxes                                          5.2 %          5.1 %          5.8 %
                                                                  -----          -----          -----
Income from continuing operations                                  11.6 %          9.9 %         10.8 %
Loss from discontinued operations                                   1.0 %          0.2 %          -
                                                                  -----          -----          -----
Income before cumulative effect of change
     In accounting principle                                       10.6 %          9.7 %         10.8 %
Cumulative effect of adopting SFAS 142                             (5.0)%            -                -
                                                                  -----          -----          -----
Net income                                                          5.6 %          9.7 %         10.8 %
                                                                  =====          =====          =====

     Fiscal 2002 Compared to Fiscal 2001

Net sales from continuing operations for the 52 weeks ended July 28, 2002 were approximately $92,881,000 compared to $76,494,000 for fiscal 2001. The net sales increase of $16,387,000 (21.4%) is attributable to increased revenue in defense electronics of $18,638,000; offset by a decrease of $2,251,000 in commercial technologies.

Gross profit of 33.3% for the 52 weeks ended July 28, 2002 is less than the prior year of 33.7%. The decline in margin is due primarily to lower margins on certain Robinson Labs contracts that were transferred to other facilities, and the investment in new product development related to commercial applications. The significant increase in net sales in defense electronics cushioned the decline in gross profit.

Selling and administrative expenses for the 52 weeks ended July 28, 2002 were $13,229,000 compared to $14,545,000 for fiscal 2001, a net decrease of $1,316,000. In connection with the adoption of SFAS 142 as of July 30, 2001, the Company ceased amortization of goodwill (See Note A.8.). Selling and administrative expenses in fiscal 2001 included goodwill amortization of $916,000. Cost savings associated with the relocation of the AMT facility amounted to approximately $605,000. Other significant changes include an increase in incentive compensation of $363,000 and a reduction in payroll and related costs of $198,000.

Legal costs in fiscal 2002 increased $1,814,000 over fiscal 2001, directly related to the Robinson Labs litigation. (See Item 3. "Legal Proceedings").

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $348,000 was paid as of July 28, 2002.

Other income increased approximately $39,000 from the prior year primarily from the investment of proceeds of approximately $64,812,000 from the sale of common stock to the public on April 30, 2002, partially offset by lower interest rates. Interest expense increased $100,000 as compared to fiscal 2001 due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds and interest on temporary borrowings of $4,300,000 under the bank line of credit.

The effective income tax rate decreased to 31.2% in fiscal 2002 from 33.8% in 2001 due to various favorable tax benefits including a lower effective tax rate on foreign-source income and recognition in the fourth quarter of the tax benefit attributable to extra territorial income.

     Fiscal 2001 Compared to Fiscal 2000

Net sales from continuing operations for the 52 weeks ended July 29, 2001 were approximately $76,494,000 compared to $70,537,000 for fiscal 2000. The net sales increase of $5,957,000 (8.4%) is attributable to the acquisition of American Microwave in the first quarter of fiscal 2001 which contributed $6,812,000 in net sales, as well as an increase in net sales of approximately $4,573,000 in commercial products. Defense electronics experienced a drop in revenue of approximately $5,428,000 due to delayed orders from various customers.

Gross profit of 33.7% for the 52 weeks ended July 29, 2001 is less than the prior year of 37.1%. The decline in margin of 3.4% is due primarily to lower margins on commercial products and certain defense electronics products. Margins also have been impacted by certain inefficiencies at the Nashua facility. This operation is now being consolidated into the New England and Farmingdale facilities.

Selling and administrative expenses for the 52 weeks ended July 29, 2001 were $14,545,000 compared to $13,497,000 for fiscal 2000, an increase of $1,048,000.
The primary increase is due to businesses acquired which added $1,563,000 in fiscal 2001 and $486,000 in additional personnel expenses associated with power amplifier marketing costs. Incentive compensation decreased $707,000.

Other income increased approximately $447,000 from the prior year primarily from the investment of proceeds from the exercise of warrants in May and November 2000. Interest expense decreased $906,000 as compared to fiscal 2000 due to the repayment of bank borrowings out of the proceeds of the exercise of the warrants.

The effective income tax rate decreased to 33.8% in fiscal 2001 from 35.0% in 2000 due to various favorable tax benefits including a lower effective tax rate on foreign-source income.

Discontinued operations

The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation for cash in the amount of $6,000,000, $3,000,000 of which was paid in December 2000 and $3,000,000 of which was paid in December 2001. In addition, the agreement provided for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no additional cash payments were required.

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

In January 2002 the Board of Directors of the Company decided to discontinue the operations of Terrasat and to seek a buyer for the business. The Company believed that Terrasat would not be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. The assets and liabilities of Terrasat at July 29, 2001 have been classified in the accompanying balance sheet as "Assets held for sale", and "Liabilities held for sale." Results of operations and cash flows of Terrasat have been classified as "Loss from discontinued operations", and "Net cash provided by (used in) discontinued operations", respectively.

The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002 of $878,000.

Change in accounting principle

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairments which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001.

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

There was no impairment in the remaining goodwill at July 28, 2002 of approximately $21,665,000 related to the defense electronics reporting unit based on current market capitalization of the Company. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

Amortization of goodwill charged to continuing operations for the fiscal years ended July 29, 2001 and July 30, 2000 was approximately $1,296,000 and $958,000, respectively. Amortization of goodwill charged to discontinued operations for the fiscal year ended July 29, 2001 was approximately $208,000.

Quarterly Results

The following is a summary of the unaudited quarterly operations for the 52 weeks ended July 28, 2002 and July 29, 2001 (in thousands, except for per share data).


                                                                              October 28,  January 27, April 28,   July 28,
                                                                                 2001        2002        2002         2002
                                                                               --------    --------    --------    ---------
Net sales                                                                      $ 22,213      21,840      23,499       25,329
Gross profit                                                                      7,639       7,036       8,323        7,936
Income from continuing operations                                                 2,439       2,393       2,692        3,206
Loss from discontinued operations                                                  (144)       (777)        -            -
Cumulative effect of adopting SFAS 142                                           (4,637)        -           -            -

     Net income (loss)                                                         $ (2,342)      1,616       2,692        3,206
                                                                                 ======      ======      ======       ======

Earnings (loss) per common share - Basic
     Income from continuing operations                                         $    .23         .21         .23          .22
     Loss from discontinued operations                                         $   (.01)       (.07)         -            -
     Cumulative effect of adopting SFAS 142                                    $   (.43)         -           -            -
                                                                                 ------      ------      ------       ------
       Net income (loss)                                                       $   (.22)        .14         .23          .22
                                                                                 ======      ======      ======       ======

Basic weighted average shares                                                    10,695      11,238      11,559       14,671
                                                                                 ======      ======      ======       ======

Earnings (loss) per common share - Diluted
     Income from continuing operations                                         $    .21         .20         .22          .21
     Loss from discontinued operations                                         $   (.01)       (.06)         -            -
     Cumulative effect of adopting SFAS 142                                    $   (.40)         -           -            -
                                                                                 ------      ------      ------       ------
       Net income (loss)                                                       $   (.20)        .13         .22          .21
                                                                                 ======      ======      ======       ======

Diluted weighted average shares                                                  11,695      11,986      12,495       15,580

                                                                                 ======      ======      ======       ======


                                                                              October 29,  January 28, April 29,   July 29,
                                                                                 2000        2001        2001         2001
                                                                               --------    --------    --------    ---------
Net sales                                                                      $ 17,758      17,065      18,987       22,684
Gross profit                                                                      6,777       5,718       6,578        6,730
Income from continuing operations                                                 2,042       1,627       1,721        2,183
Loss from discontinued operations                                                   (12)        (23)        (47)         (86)

     Net income                                                                $  2,030       1,604       1,674        2,097
                                                                                 ======      ======      ======       ======

Earnings (loss) per common share - Basic
     Income from continuing operations                                         $    .23         .16         .16          .21
     Loss from discontinued operations                                         $     -           -           -          (.01)
                                                                                 ------      ------      ------       ------
     Net income                                                                $    .23         .16         .16          .20
                                                                                 ======      ======      ======       ======

Basic weighted average shares                                                     8,985      10,263      10,530       10,535
                                                                                 ======      ======      ======       ======

Earnings (loss) per common share - Diluted
     Income from continuing operations                                         $    .20         .15         .16          .19
     Loss from discontinued operations                                         $     -           -           -          (.01)
                                                                                 ------      ------      ------       ------
       Net income                                                              $    .20         .14         .15          .19
                                                                                 ======      ======      ======       ======

Diluted weighted average shares                                                  10,134      11,100      11,045       11,280
                                                                                 ======      ======      ======       ======

The gross profit margin from quarter to quarter is affected by the change in product mix. Income from continuing operations in the fourth quarter of fiscal 2002 was favorably affected by the lower effective income tax rate due to the recognition of the tax benefit attributable to extra territorial income, which was offset by litigation costs (See Item. 3 "Legal Proceedings").

Liquidity and Capital Resources

As of July 28, 2002 and July 29,  2001,  working  capital was  $129,012,000  and
$46,804,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 9.45 to 1 and 3.50 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for the Company to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of these advanced payments was approximately $1,371,000 at July 28, 2002, and $261,000 at July 29, 2001.

Net cash provided by continuing operations was approximately $13,139,000 in fiscal 2002 as compared to $3,858,000 in 2001. Significant items contributing to the sources of funds include income from operations of $14,647,000 (adjusted for depreciation and amortization), a decrease in accounts receivable of $1,583,000, increases in accounts payable and accrued expenses of $429,000, income taxes of $5,351,000, and advanced payments on contracts of $1,110,000. Offsetting these sources of funds are an increase in costs incurred and income recognized in excess of billings on uncompleted contracts of $6,341,000, an increase in inventory of $1,974,000, and a net change in deferred taxes of $1,183,000.

Net cash used in investing activities consists of $5,488,000 for capital expenditures, $500,000 for a license of certain technology, and the $3,000,000 deferred payment of the Terrasat purchase price; offset by a partial distribution from the limited partnership of $626,000.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.75% and 1.81%, respectively, at July 28, 2002. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of July 28, 2002 and July 29, 2001. During the fiscal year ended July 28, 2002, the Company borrowed and repaid $4,300,000 under the credit facility for working capital needs. Stand-by letters of credit were outstanding in the amount of $5,062,000 under the credit facility at July 28, 2002.

During the fiscal year ended July 28, 2002, the Company received proceeds of $3,000,000 from the issuance of industrial revenue bonds in connection with the financing of the plant expansion in Lancaster PA, and received approximately $3,984,000 from the exercise of common stock options by employees.

On April 30, 2002, the Company completed the sale of 3,000,000 shares of common stock to the public at $23.00 per share. The Company received net proceeds of approximately $64,812,000 after underwriting discounts and commissions and other expenses of the offering.

The Company received 206,756 shares of common stock during the fiscal year valued at $3,847,000 in exchange for payroll taxes due from employees upon the exercise of stock options.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and the approximately $64,812,000 net proceeds from the sale of 3,000,000 shares of common stock to the public on April 30, 2002 (See Note M of the financial statements). A significant portion of the Company's revenue for fiscal 2003 will be generated from its existing backlog of sales orders. The backlog of orders at July 28, 2002 was approximately $82,678,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $44,938,000 available under its bank credit facility, net of outstanding stand-by letters of credit of $5,062,000, and cash reserves at July 28, 2002 of approximately $86,210,000.

Future payments required on long-term debt are as follows (in thousands):


    During                             Industrial
    fiscal                Mortgage       revenue
     year      Total        note          bonds       Other
     ----      -----        ----          -----       -----
     2003    $   215       $    81       $    95        39
     2004        208            86           100        22
     2005        198            93           105        -
     2006        211           101           110        -
     2007        223           108           115        -
    Future     4,844         2,222         2,475       147
               -----         -----         -----       ---
             $ 5,899       $ 2,691       $ 3,000       208
               =====         =====         =====       ===


Stand-by letters of credit expire as follows:

               During
               fiscal
                year             Amount
                ----             ------
                2003            $ 1,607
                2004              3,065
                2005                115
                2006                275

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2003            $ 1,129
                2004                966
                2005                860
                2006                875
                2007                901
               Future             2,049

Critical Accounting Policies

The Company's established policies are outlined in the footnotes to the Consolidated Financial Statements entitled "Summary of Significant Accounting Policies" (contained in Part II, Item 8 of this Form 10-K). As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles. Important accounting practices that require the use of assumptions and judgments are outlined below.

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

Subsequent Event

The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which is expected to be operated as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000. The transaction will be accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired, including identified intangible assets, and liabilities assumed. Any remaining excess cost over the fair value of net assets acquired will be recognized as goodwill.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes.

In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $147,000 as of July 28, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended July 28, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Other debt of the Company consists of a mortgage on its facility in Lancaster, PA at a fixed rate of 7.43%, and a $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.75% and 1.81%, respectively, at July 28, 2002. The credit line is reviewed on an annual basis.

Since the acquisition of GMC, the Company is subject to movements in foreign currency rate changes related to GMC's Israel operations.

The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 2003.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the mortgage and the industrial revenue bonds, and corresponding fair values are as follows:

    Fiscal year ending:              Mortgage          Bonds
    ------------------               --------          -----

             2003                   $    81          $    95
             2004                        86              100
             2005                        93              105
             2006                       101              110
             2007                       108              115
             2008 and later           2,222            2,475
                                      -----            -----
                                    $ 2,691          $ 3,000
                                      =====            =====

    Fair value                      $ 3,557          $ 3,000
                                      =====            =====

The Company does not consider the market risk exposure relating to foreign currency exchange or interest rates to be material.

There were no borrowings outstanding under the revolving credit facility as of July 28, 2002.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended July 28, 2002.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

      3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).

      3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).

      10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).

      10.2 1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10, 1997).

      10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).

      10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12, 2001).

      10.5 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002.

      10.6 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002.

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

      10.10 Loan Agreement dated June 19, 2002 among the Registrant and Allfirst Bank and Fulton Bank.

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

      10.15 Common Stock Purchase Agreement dated as of December 4, 2000 between Registrant and Terrasat, Inc. (Exhibit 10.2 of Form 10-Q dated December 12, 2000).

      10.16 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).

      10.17 Common Stock Purchase Agreement dated as of September 20, 2002 between Registrant and EW Simulation Technology, Limited.

      10.18 Trust Indenture dated as of October 19, 2001 between Registrant, and
            East  Hempfield  Township  Industrial   Development   Authority  and
            Allfirst Bank, as Trustee.

      23.1  Consent of Deloitte & Touche LLP.

      99.1 Certification required by 18 U.S.C. ss. 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

         (1) See Index to Consolidated Financial Statements at Page F-1.

         (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 27.

(c) Reports on Form 8-K

         During the fourth quarter of fiscal 2002, the Registrant filed the following reports under Form 8-K:

         The Company filed a report on May 24, 2002 for the appointment of Ernst & Young LLP as its independent auditors for the fiscal year ending July 28, 2002 to replace Arthur Andersen.

         The Company filed a report on July 17, 2002 for the appointment of Deloitte & Touche LLP as its independent auditors for the fiscal year ending July 28, 2002 to replace Arthur Andersen.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 21, 2002.

                                   HERLEY  INDUSTRIES,  INC.

                                   By:          /S/  Lee N. Blatt
                                          ----------------------------------
                                         Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2002 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                           Chairman of the Board
   ------------------------------------------------
      Lee N. Blatt

By:    /S/  Myron Levy                             Chief Executive Officer and
   ------------------------------------------------Director
      Myron Levy                                   (Principal Executive Officer)

By:    /S/  Anello C. Garefino                     Vice President Finance, CFO,
   ------------------------------------------------Treasurer
      Anello C. Garefino                           (Principal Financial Officer)

By:    /S/  David H. Lieberman                     Secretary and Director
   ---------------------------------------------
      David H. Lieberman

By:    /S/  Thomas J. Allshouse                    Director
   ---------------------------------------------
      Thomas J. Allshouse

By:    /S/  John A. Thonet                         Director
   ------------------------------------------------
      John A. Thonet

By:    /S/ Alvin M. Silver                         Director
   ------------------------------------------------
      Alvin M. Silver

By:    /S/ Edward K. Walker, Jr.                   Director
   ---------------------------------------------
      Edward K. Walker, Jr.

                    Certification of Chief Executive Officer pursuant to Section 302(a) of the SARBANES-OXLEY ACT OF 2002

      I, Myron Levy, Chief Executive Officer of Herley Industries, Inc. (the "Registrant"), certify that:

         (a) I have reviewed this annual report on Form 10-K of Herley Industries, Inc. for the fiscal year ended July 28, 2002;

         (b) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (c) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.



Dated:   October 21, 2002                      By:         /s/ Myron Levy
                                                        ------------------------
                                                        Myron Levy
                                                        Chief Executive Officer


                    Certification of Chief Financial Officer pursuant to Section 302(a) of the SARBANES-OXLEY ACT OF 2002

      I, Anello C. Garefino, Chief Financial Officer of Herley Industries, Inc. (the "Registrant"), certify that:

         (a) I have reviewed this annual report on Form 10-K of Herley Industries, Inc. for the fiscal year ended July 28, 2002;

         (b) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (c) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.



Dated:   October 21, 2002                   By:         /s/ Anello C. Garefino
                                                     -------------------------
                                                     Anello C. Garefino
                                                     Chief Financial Officer


Schedule II - Valuation and Qualifying Accounts

          Column A                 Column B                 Column C                  Column D        Column E
          --------                 --------                 --------                  --------        --------
                                                            Additions                  Amount
                                              -------------------------------------
                                                                    Charged to         written
                                  Balance at      Charged to           other             off         Balance at
                                   beginning       costs and        accounts -         against         end of
          Description              of period       expenses          describe          reserve         period
          -----------              ---------       --------          --------          -------         ------

Valuation accounts deducted from assets to which they apply:

       July 28, 2002:
          Inventory              $ 2,204,993       $ 202,035$         -          $      -            $ 2,407,028

       July 29, 2001:
          Inventory                1,891,443         514,663       152,505 (1)        353,618          2,204,993

       July 30, 2000:
          Inventory                1,935,832          83,317       -                  127,706          1,891,443

(1) Reserve established for the acquisition of AMT.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                    July 28,      July 29,
                                                                                      2002          2001
                                                                                   ----------    ----------

                          ASSETS
Current Assets:
         Cash and cash equivalents                                               $    86,210   $    13,041
         Accounts receivable                                                          14,486        16,069
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                                       6,882           541
         Other receivables                                                               274           160
         Inventories, net of allowance of $2,407 in 2002
           and $1,774 in 2001                                                         33,371        31,397
         Prepaid income taxes                                                            382         -
         Assets held for sale                                                          -             2,370
         Deferred taxes and other                                                      2,670         1,958
                                                                                   ----------    ----------
                                 Total Current Assets                                144,275        65,536
Property, Plant and Equipment, net                                                    22,231        21,312
Goodwill                                                                              21,665        26,302
Intangibles, net of accumulated amortization of $145 in 2002
         and $104 in 2001                                                                423           464
Available-For-Sale Securities                                                             46           146
Other Investments                                                                        195           773
Other Assets                                                                           1,367            64
                                                                                   ----------    ----------
                                                                                 $   190,202   $   114,597
                                                                                   ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                       $       215   $       213
         Accounts payable and accrued expenses                                        12,857        15,304
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts                                -               531
         Income taxes payable                                                          -             1,061
         Reserve for contract losses                                                     820           472
         Advance payments on contracts                                                 1,371           261
         Liabilities held for sale                                                     -               890
                                                                                   ----------    ----------
                                 Total Current Liabilities                            15,263        18,732
Long-term Debt                                                                         5,684         2,740
Deferred Income Taxes                                                                  3,897         4,452
                                                                                   ----------    ----------
                                                                                      24,844        25,924
                                                                                   ----------    ----------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           14,680,960 in 2002 and 10,537,289 in 2001                                   1,468         1,054
         Additional paid-in capital                                                  116,579        45,250
         Retained earnings                                                            47,541        42,369
         Accumulated other comprehensive loss                                           (230)        -
                                                                                   ----------    ----------
                                 Total Shareholders' Equity                          165,358        88,673

                                                                                   ----------    ----------
                                                                                 $   190,202   $   114,597
                                                                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)


                                                                        52 weeks ended
                                                       --------------------------------------------------
                                                         July 28,          July 29,          July 30,
                                                           2002              2001              2000
                                                       -------------     -------------     --------------

Net sales                                            $       92,881    $       76,494    $        70,537
                                                       -------------     -------------     --------------

Cost and expenses:
       Cost of products sold                                 61,947            50,691             44,382
       Selling and administrative expenses                   13,229            14,545             13,497
       Litigation costs                                       2,079               265            -
       Plant closing costs                                      406           -                  -
                                                       -------------     -------------     --------------
                                                             77,661            65,501             57,879
                                                       -------------     -------------     --------------

       Income from operations                                15,220            10,993             12,658
Other income (expense), net                                     386               447               (906)
                                                       -------------     -------------     --------------

       Income from continuing operations
           before income taxes                               15,606            11,440             11,752
Provision for income taxes                                    4,876             3,867              4,113
                                                       -------------     -------------     --------------

       Income from continuing operations                     10,730             7,573              7,639
Loss from discontinued operations
  (including net loss on sale of $1,166)
  net of income tax benefit                                    (921)             (168)           -
                                                       -------------     -------------     --------------
       Income before cumulative effect of change
         in accounting principle                              9,809             7,405              7,639
Cumulative effect of adopting SFAS 142                       (4,637)          -                  -
                                                       -------------     -------------     --------------

       Net income                                    $        5,172    $        7,405    $         7,639
                                                       =============     =============     ==============

Earnings (loss) per common share - Basic
       Income from continuing operations                   .89               .75               1.05
       Loss from discontinued operations                  (.08)             (.02)                -
       Cumulative effect of adopting SFAS 142             (.39)               -                  -
                                                       -------------     -------------     --------------
          Net earnings                               $     .43         $     .73         $     1.05
                                                       =============     =============     ==============

       Basic weighted average shares                      12,041            10,082             7,308
                                                       =============     =============     ==============

Earnings (loss) per common share - Diluted
       Income from continuing operations                   .83               .69                .96
       Loss from discontinued operations                  (.07)             (.02)                -
       Cumulative effect of adopting SFAS 142             (.36)               -                  -
                                                       -------------     -------------     --------------
          Net earnings                               $     .40         $     .68         $      .96
                                                       =============     =============     ==============

       Diluted weighted average shares                    12,978            10,956             7,928
                                                       =============     =============     ==============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         52 weeks ended July 28, 2002, July 29, 2001 and July 30, 2000
                        (In thousands except share data)
                                                                                                             Accumulated
                                                                       Additional                             Other
                                                         Common Stock  Paid-in      Retained    Treasury    Comprehensive
                                               Shares         Amount   Capital      Earnings    Stock          Loss          Total
                                               ------         ------   -------      --------    -----          ----          -----

Balance at August 1, 1999                     5,030,283   $   503       15,072      27,325        -             -         $  42,900

Net income                                                                           7,639                                    7,639
Issuance of common stock in connection
  with business acquired                         33,841         3          511                                                  514
Exercise of warrants issued in
  connection with public offering
  in 1998                                     1,313,613       131       20,361                                               20,492
Exercise of stock options
  and warrants                                  137,115        14        1,213                    (140)                       1,087
Tax benefit upon exercise of stock
  options                                                                  304                                                  304
Purchase of 512,000 shares
  of treasury stock                                                                             (7,565)                      (7,565)
Retirement of treasury shares                  (520,982)      (52)      (7,653)                  7,705                            0

                                             -----------    ------     --------    --------    --------    -------------    --------
Balance at July 30, 2000                      5,993,870   $   599       29,808      34,964        -             -         $  65,371

Net income                                                                           7,405                                    7,405
Exercise of warrants issued in
  connection with business acquired
   in 1999                                      946,349        95       14,664                                               14,759
Exercise of stock options
  and warrants                                   94,134        10        1,239                                                1,249
Tax benefit upon exercise of stock
  options                                                                   83                                                   83
Purchase of 10,800 shares
  of treasury stock                                                                               (194)                        (194)
Retirement of treasury shares                   (10,800)       (1)        (193)                    194                            0
Three-for-two stock split                     3,513,736       351         (351)                                                   0

                                             -----------    ------     --------    --------    --------    -------------    --------
Balance at July 29, 2001                     10,537,289   $ 1,054       45,250      42,369        -             -         $  88,673

Net income                                                                           5,172                                    5,172
Net proceeds of public offering
  of 3,000,000 shares of common stock         3,000,000       300       64,512                                               64,812
Exercise of stock options
  and warrants                                1,143,671       178       11,832                 (11,873)                         137
Tax benefit upon exercise of stock
  options                                                                6,794                                                6,794
Retirement of treasury shares                                 (64)     (11,809)                 11,873                            0
Other comprehensive loss:
    Unrealized loss from
        available-for-sale securities                                                                               (66)        (66)
   Unrealized loss on interest rate swap                                                                            (97)        (97)
   Foreign currency translation loss                                                                                (67)        (67)

                                             -----------    ------     --------    --------    --------    -------------    --------

Balance at July 28, 2002                     14,680,960   $ 1,468      116,579      47,541        -                (230)  $ 165,358
                                             ===========    ======     ========    ========    ========    =============    ========



The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                 52 weeks ended
                                                                             -------------------------------------------
                                                                              July 28,         July 29,        July 30,
                                                                                2002             2001            2000
                                                                             ----------       ----------      ----------

Cash flows from operating activities:
  Income from continuing operations                                        $    10,730      $     7,573     $     7,639
                                                                             ----------       ----------      ----------
  Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                            3,917            4,772           3,998
        Loss (gain) on sale of fixed assets                                         45                4             (21)
        Equity in income of limited partnership                                    (48)             (49)            (71)
        (Increase) decrease in deferred tax assets                                (712)             962            (148)
        (Decrease) increase in deferred tax liabilities                           (471)          (1,119)            342
        Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable                        1,583             (547)         (1,568)
               (Increase) in costs incurred and income
                  recognized in excess of billings on
                  uncompleted contracts                                         (6,341)            (395)           (146)
               (Increase) decrease in other receivables                             (2)             133             (20)
               (Increase) in inventories                                        (1,974)          (6,880)         (1,625)
               Decrease in prepaid expenses and other                              -                 25               4
               Increase in accounts payable
                 and accrued expenses                                              429            1,088             685
               (Decrease) increase in billings in excess of
                 costs incurred and income recognized
                 on uncompleted contracts                                         (531)             531             -
               Increase (decrease) in income taxes payable                       5,351             (281)          1,458
               Increase (decrease) in reserve for contract losses                  348           (1,201)         (1,038)
               Increase (decrease) in advance payments on contracts              1,110             (745)            195
               Other, net                                                         (295)             (13)            170
                                                                             ----------       ----------      ----------
                     Total adjustments                                           2,409           (3,715)          2,215
                                                                             ----------       ----------      ----------

        Net cash provided by continuing operations                              13,139            3,858           9,854
                                                                             ----------       ----------      ----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                  -             (8,373)         (6,095)
  Payment of deferred purchase price of acquired business                       (3,000)             -               -
  Investment in technology license                                                (500)             -               -
  Proceeds from sale of fixed assets                                                85               16           4,142
  Partial distribution from limited partnership                                    626              296             -
  Capital expenditures                                                          (5,488)          (3,679)         (2,618)
                                                                             ----------       ----------      ----------
        Net cash used in investing activities                                   (8,277)         (11,740)         (4,571)
                                                                             ----------       ----------      ----------

Cash flows from financing activities:
  Borrowings under bank line of credit                                           4,300            7,100          13,900
  Proceeds from industrial revenue bond financing                                3,000              -               -
  Net proceeds from public offering of common stock                             64,812              -               -
  Proceeds from exercise of stock options and warrants, net                      3,984           16,008          21,574
  Payments under lines of credit                                                (4,300)          (7,100)        (26,400)
  Payments of long-term debt                                                      (201)            (908)         (1,868)
  Purchase of treasury stock                                                    (3,847)            (194)         (7,565)
                                                                             ----------       ----------      ----------
        Net cash provided by (used in) financing activities                     67,748           14,906            (359)
                                                                             ----------       ----------      ----------

Net cash provided by (used in) discontinued operations                             559           (1,648)            -
                                                                             ----------       ----------      ----------

        Net increase in cash and cash equivalents                               73,169            5,376           4,924

Cash and cash equivalents at beginning of period                                13,041            7,665           2,741
                                                                             ----------       ----------      ----------

Cash and cash equivalents at end of period                                 $    86,210      $    13,041     $     7,665
                                                                             ==========       ==========      ==========

Supplemental cash flow information:
  Cashless exercise of stock options                                       $     8,026      $      -        $        80
                                                                             ==========       ==========      ==========
  Stock issued for business acquired                                       $       -        $      -        $       514
                                                                             ==========       ==========      ==========
  Tax benefit related to stock options                                     $     6,794      $        83     $       304
                                                                             ==========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                       F-7
Item 8. Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                            F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-3

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, July 28, 2002 and July 29, 2001       F-4

     Consolidated Statements of Income for the 52 weeks ended
        July 28, 2002, July 29, 2001 and July 30, 2000                  F-5

     Consolidated Statements of Shareholders' Equity for the 52 weeks
        ended July 28, 2002, July 29, 2001 and July 30, 2000            F-6

     Consolidated Statements of Cash Flows for the 52 Weeks Ended
        July 28, 2002, July 29, 2001 and July 30, 2000                  F-7

     Notes to Consolidated Financial Statements                         F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Herley Industries, Inc.

We have audited the accompanying consolidated balance sheet of Herley Industries, Inc. and Subsidiaries ("the Company") as of July 28, 2002, and the related consolidated statement of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 as it relates to the year ended July 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the years ended July 29, 2001 and July 30, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 3, 2001, updated as of March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to the year ended July 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ DELOITTE & TOUCHE LLP

October 15, 2002
Baltimore, Maryland

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc and Subsidiaries as of July 30, 2000 and July 29, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 weeks ended August 1, 1999, July 30, 2000 and July 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 30, 2000 and July 29, 2001, and the consolidated results of their operations and their cash flows for the 52 weeks ended August 1, 1999, July 30, 2000 and July 29, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Lancaster, PA

October 3, 2001 (except with respect to the matters discussed in Note P, as to which the date is March 1, 2002.)

NOTE - This report represents a copy of the predecessor auditor's report included in the Company's Form S-3 dated April 4, 2002 and does not represent a reissuance of the report. Note P, as identified in the auditor's report, represents the Company's previous disclosure regarding discontinued operations which is included in Note Q of the current notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations

     The Company, a Delaware corporation, is engaged in research, engineering, product development, and manufacturing of complex microwave radio frequency
     (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide.

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

5.   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace, and medical industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

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

7.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are recorded in other income (expense).

8.   Goodwill and Other Intangible Assets

     The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. The Company was required to assess its goodwill for impairment under the new standard within six months of adoption and completed its assessment in the second quarter of fiscal 2002. The Company operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS
     131. Within the operating segment, the Company has identified two components as reporting units as defined under SFAS 142, defense electronics and commercial technologies. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. The Company determined that an impairment of goodwill in the commercial technologies unit had occurred due to the overcapacity in the telecom industry and deteriorating economic conditions. Accordingly, a transition adjustment in the amount of $4,637,000 was recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There is no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

     Amortization of goodwill charged to continuing operations for the fifty-two weeks ended July 29, 2001 and July 30, 2000 was approximately $1,296,000 and $958,000 respectively. Amortization of goodwill charged to discontinued operations for the fifty-two weeks ended July 29, 2001 was approximately $208,000. Pro- forma income from continuing operations and net income and earnings per share in connection with the adoption of SFAS 142 is as follows (in thousands except per share data):


     Income from continuing operations:

                                                               Fifty-two weeks ended
                                                               ---------------------
                                                      July 28,       July 29,       July 30,
                                                        2002           2001           2000
                                                        ----           ----           ----
       Income from continuing operations
         as reported                                 $  10,730       $  7,573       $   7,639
       Add goodwill amortization, net of
         income tax benefit                               -               850             623
                                                        ------         ------          ------
           Adjusted  income from continuing
               operations                            $  10,730       $  8,423       $   8,262
                                                        ======          =====           =====

       Earnings per common share-basic:
          From continuing operations as reported     $     .89       $    .75       $    1.05
          Goodwill amortization                            -              .08             .08
                                                           ---            ---            ----
            Adjusted                                 $     .89       $    .83       $    1.13
                                                           ===            ===            ====

       Earnings per common share-diluted:
          From continuing operations as reported     $     .83       $    .69       $     .96
          Goodwill amortization                            -              .08             .08
                                                           ---            ---            ----
            Adjusted                                 $     .83       $    .77       $    1.04
                                                           ===            ===            ====


     Net income :
                                                               Fifty-two weeks ended
                                                               ---------------------
                                                      July 28,       July 29,       July 30,
                                                        2002           2001           2000
                                                        ----           ----           ----

       Net income as reported                        $   5,172       $  7,405       $   7,639
       Add goodwill amortization, net of
          income tax benefit                              -               987             623
                                                         -----          -----           -----

            Adjusted net income                      $   5,172       $  8,392       $   8,262
                                                         =====          =====           =====

       Earnings per common share-basic:
          As reported                                $     .43       $    .73       $    1.05
          Goodwill amortization                            -              .10             .08
                                                           ---            ---            ----
            Adjusted                                 $     .43       $    .83       $    1.13
                                                           ===            ===            ====

       Earnings per common share-diluted:
          As reported                                $     .40       $    .68       $     .96
          Goodwill amortization                            -              .09             .08
                                                           ---            ---            ----
            Adjusted                                 $     .40       $    .77       $    1.04
                                                           ===            ===            ====

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at July 29, 2002 of $145,000. Amortization expense for the fifty-two weeks ended July 29, 2002 and July 30, 2001 was approximately $41,000.

     The carrying amount of intangibles is evaluated on a recurring basis. There was no impairment in the remaining goodwill at July 28, 2002 of approximately $21,665,000 related to the defense electronics reporting unit based on current market capitalization of the Company. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

9.   Marketable Securities

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to- maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value with net unrealized holding gains or losses, net of income taxes, reported as a separate component of other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income, net.

10.    Other Investments

     The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest.

11.    Revenue and Cost Recognition

     Substantially all of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we sell, regardless of the costs we incur. Under fixed-price contracts, revenue and related costs are recorded primarily as deliveries are made. Certain costs under long-term, fixed-price contracts (principally either directly or indirectly with the U.S. Government), which include non-recurring billable engineering, are deferred until these costs are contractually billable. Revenue under certain long-term, fixed price contracts is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date (the total contract amount multiplied by percent of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

12.    Product Development

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $2,269,000, $2,588,000, and $2,264,000 in fiscal 2002, 2001, and 2000, respectively, and are included in cost of products sold.

13.    Income Taxes

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

14. Stock-Based Compensation

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

15.    Foreign Currency Translation

     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Foreign currency translation' component of 'Accumulated other comprehensive loss' in the accompanying consolidated statements of shareholders' equity.

16.    Derivatives

     The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

17.    New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement.
     Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

NOTE B - ACQUISITIONS

     The Company entered into an agreement as of September 1, 2000 to acquire certain assets and the business, subject to the assumption of certain liabilities, of American Microwave Technology, Inc., ("AMT"), a California corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $5,400,000 in cash, and the assumption of approximately $1,153,000 in liabilities. In addition, the Company entered into an exclusive license agreement for certain products providing for a royalty of 10% on the net shipments of such products through October 2004. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of income include the results of AMT's operations from September 1, 2000.

     The Company entered into an agreement, as of January 3, 2000, to acquire substantially all of the assets of Robinson Laboratories, Inc. ("Robinson" or "Robinson Labs"), a New Hampshire corporation, which operates as a division of Herley Industries, Inc. The transaction provided for the payment of $6,000,000 in cash, the issuance of 50,762 (as adjusted) shares of Common Stock of the Company valued at $10.125 per share, and the assumption of approximately $3,140,000 in liabilities. In addition, the agreement provided for the issuance of additional shares of Common Stock up to a maximum of 146,761 shares (as adjusted) based on new orders booked through January 2001. The Company determined that new orders booked through January 2001 did not meet the earn out provisions of the Asset Purchase Agreement (See Note F "Litigation"). The transaction has been accounted for under the purchase method. The consolidated statements of income include the results of Robinson's operations from January 3, 2000.

     Unaudited  pro  forma   consolidated   results  of  operations  as  if  the
     acquisitions discussed above had taken place at the beginning of fiscal 2000 would not have been materially different from the amounts reported.

     As of September 1, 2002, the Company entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited, as discussed in Note R.

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                  July 28,          July 29,
                                                    2002              2001
                                                    ----              ----
           Purchased parts and raw materials        $18,680         $ 18,322
           Work in process                           15,707           12,854
           Finished products                          1,391            1,995
                                                    -------          -------
                                                     35,778           33,171
           Less reserve                               2,407            1,774
                                                      -----            -----
                                                   $ 33,371         $ 31,397
                                                     ======           ======

NOTE D - OTHER INVESTMENTS

     In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 28, 2002 and July 29, 2001 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The Company received partial distributions of approximately $626,000 and $296,000 from the Partnership in fiscal 2002 and 2001, respectively. As of July 28, 2002 the Company's limited partnership interest had a carrying value of $195,000.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
     thousands):

                                         July 28,    July 29,       Estimated
                                          2002         2001         Useful Life
                                          ----         ----         -----------
       Land                             $   2,908   $   2,908
       Building and building
            improvements                    9,857       8,643       10-40 years
       Machinery and equipment             33,698      30,403        5- 8 years
       Furniture and fixtures               1,058       1,049        5-10 years
       Automobiles                             91          91           3 years
       Tools                                   25          34           5 years
       Leasehold improvements               1,589       1,586        5-10 years
                                          -------      ------
                                           49,226      44,714
       Less accumulated depreciation       26,995      23,402
                                           ------      ------
                                         $ 22,231    $ 21,312
                                           ======      ======

     Depreciation  charges  totaled  $3,776,000,  $3,127,000,  and $2,889,000 in fiscal 2002, 2001, and 2000, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases. Rent expense for the 52 weeks ended July 28, 2002, July 29, 2001, and July 30, 2000, was approximately $1,244,000, $1,506,000, and $1,053,000, respectively.

     Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

                                                       Amount
                 Year ending fiscal 2003               $ 1,129
                                    2004                   966
                                    2005                   860
                                    2006                   875
                                    2007                   901
                                  Future                 2,049

     Employment Agreements

     The Company has employment agreements with certain executives of the Company which expire December 31, 2007, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2010. The agreements provide for aggregate annual salaries as of July 29, 2002 of $1,327,000 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company. Incentive compensation in the amount of $956,000 and $971,000 was expensed in fiscal years 2002 and 2000, respectively. The executives waived their incentive for fiscal 2001.

     The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 29, 2002, the amount payable in the event of such termination would be approximately $12,416,000.

     The agreements also provide for consulting periods, one for five and one for ten years, at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

     An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

     Six officers of the Company have severance agreements providing for an aggregate lump-sum payment of $1,820,000 through September 30, 2004 in the event of a change of control of the Company as defined in the agreements.

     Litigation

     On August 14, 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson ("Robinson") filed an Amended Complaint against Herley Industries, Inc. ("Herley"). Although the Amended Complaint sets forth fifteen counts, the core allegations are (i) that Herley failed to issue 97,841 shares of common stock in connection with certain earn out requirements contained in an Asset Purchase Agreement dated February 1, 2000; (ii) that Herley breached an Employment Agreement with Robinson by terminating his employment on August 5, 2001; and (iii) that Herley breached a Stock Option Agreement dated January 31, 2000, with Robinson. RLI and Robinson asserted
     (i)  violations of state and federal  securities  laws;  (ii) fraud claims;
     (iii) breach of contract claims; and (iv) other equitable claims arising from the above core factual allegations.

     On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. ss. 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

     On August 5, 2002, a jury trial commenced. A jury verdict was rendered on August 21, 2002 in which the jury determined, among other things, that (i) Herley was not required to pay any additional stock; (ii) Herley breached the Employment Agreement with Robinson and awarded Robinson $1.5 million in damages; (iii) Herley breached the Lease Agreement with Robinson and awarded Robinson approximately $552,000 in compensatory damages; (iv) Robinson breached fiduciary duties to Herley and awarded Herley $400,000 in compensatory damages; (v) Robinson and RLI breached indemnity obligations and awarded Herley $100,000 in damages; (vi) RLI breached representations and warranties given to Herley and awarded Herley $320,000 in damages. The court has still not entered final judgment following the jury verdict, and both parties are expected to appeal. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley intends to file a petition for attorney's fees and costs against both RLI and Robinson for approximately $2,000,000.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

     Stand-by Letters of Credit

     The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2004. At July 28, 2002 stand-by letters of credit aggregating approximately $5,062,000 were outstanding under this facility.

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):

                                           52 Weeks ended
                              --------------------------------------
                              July 28,         July 29,      July 30,
                                2002             2001          2000
                                ----             ----          ----
       Current
                  Federal     $ 5,333           $ 3,050      $ 3,573
                  State           520               275          192
                  Foreign         204               202          154
                                -----             -----        -----
                                6,057             3,527        3,919
                                -----             -----        -----
       Deferred
                  Federal      (1,090)              248          215
                  State          (106)               92          (21)
                  Foreign          15               -            -
                                -----             -----        -----
                               (1,181)              340          194
                                -----             -----        -----

                              $ 4,876           $ 3,867      $ 4,113
                                =====             =====        =====

     The Company paid income taxes of approximately $680,000, $4,427,000, and $2,241000 in fiscal 2002, 2001, and 2000, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                          52 Weeks ended
                                                 ------------------------------
                                                July 28,    July 29,   July 30,
                                                  2002        2001       2000
                                                  ----        ----       ----
       Statutory income tax rate                  34.0 %      34.0 %     34.0 %
       State income taxes, net of
          federal income tax benefit               0.9         2.4        0.9
       Benefit of foreign sales corporation         -         (2.6)      (2.1)
       Benefit of extra territorial income        (2.4)         -          -
       Non-deductible expenses                     0.2         2.5        1.8
       Benefit of foreign and
          foreign-source income                   (1.4)       (2.3)      (1.8)
       Other, net                                 (0.1)        0.4        2.2
                                                  ----        ----       ----
          Effective tax rate                      31.2 %      34.4 %     35.0 %
                                                  ====        ====       ====

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                       July 28, 2002           July 29, 2001
                                   ---------------------   ---------------------
                                   Deferred   Deferred     Deferred   Deferred
                                      Tax        Tax          Tax        Tax
                                    Assets   Liabilities    Assets   Liabilities

         Intangibles               $   -       $ 1,738     $   -        $ 1,943
         Accrued vacation pay           386       -             446        -
         Accrued bonus                   53       -              39        -
         Warranty costs                 136       -             100        -
         Inventory                    1,101       -             838        -
         Depreciation                  -         2,159         -          2,873
         Contract losses                362       -             146        -
         Net operating loss
            carry-forwards              230       -             230        -
         Other                          120       -             342          99
                                      -----      -----        -----       -----
                                    $ 2,388    $ 3,897      $ 2,141     $ 4,915
                                      =====      =====        =====       =====

     As of July 28, 2002 the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $489,000 and $956,000, respectively which expire through 2020. The Federal net operating loss arose through the acquisition of Terrasat and its utilization is subject to certain limitations.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                          July 28,    July 29,
                                         Rate               2002        2001
                                      ---------------       ----        ----
       Revolving loan facility (a)    3.25% and 3.16%     $   -      $    -
       Mortgage note (b)              7.43%                 2,691       2,765
       Industrial Revenue Bonds (c)   4.07%                 3,000         -
       Other                                 -                208         188
                                                            -----       -----
                                                            5,899       2,953
       Less current portion                                   215         213
                                                            -----       -----
                                                          $ 5,684    $  2,740
                                                            =====       =====

     (a) In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.75% and 1.81%, respectively, at July 28, 2002. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at July 28, 2002 and July 29, 2001.

          The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at July 28, 2002.

     (b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,845,000. The proceeds of the mortgage loan were used to prepay the existing mortgage note having an outstanding balance of $2,890,000 plus a prepayment premium of $115,600.

          The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at July 28, 2002. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 28, 2002 and July 29, 2001, and are being amortized over the term of the loan (10 years).

     (c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 is due October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at July 28, 2002 was 1.59%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster PA, and for manufacturing equipment.

          The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage is approximately $1,802,000 at July 28, 2002.

     The Company paid interest of approximately $316,000 in 2002, $289,000 in 2001, and $1,200,000 in 2000.

     Future payments required on long-term debt are as follows (in thousands):

                    Fiscal year
                   ending during:     Amount
                   -------------      ------
                       2003          $   215
                       2004              208
                       2005              198
                       2006              211
                       2007              223
                       Future          4,844
                                       -----
                                     $ 5,899



NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                              July 28,       July 29,
                                                2002           2001
                                                ----           ----
         Accounts payable                     $ 5,832         $ 6,760
         Accrued payroll and bonuses            3,724           3,002
         Due for business acquired               -              3,000
         Accrued commissions                      822             591
         Accrued interest                          11            -
         Accrued legal expenses                 1,018             174
         Accrued warranty costs                   235             255
         Accrued severance                        706             780
         Accrued rent expense                     163             132
         Lease termination cost                    58              54
         Unearned income                          108            -
         Other accrued expenses                   180             556
                                               ------          ------
                                             $ 12,857        $ 15,304
                                               ======          ======

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 15% of their salaries to the Plan. The Company, at its discretion can contribute 100% of the first 2% of the employees' contribution and 25% of the next 4%. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $533,000, $164,000, and $415,000 under the Plan for the 52 weeks ended July 28, 2002, July 29, 2001, and July 30, 2000, respectively.

     Employees of General Microwave Corporation (" GMC") became eligible to participate in the Plan as of May 1, 1999. The existing savings and investing plan of GMC did not provide for company matching contributions and has been frozen.

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

     Net pension income recorded by the Company in fiscal 2000 includes the following components (in thousands):
                                                                July 30,
                                                                  2000
                                                                --------
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
                                                                  ====

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at July 30, 2000 (in thousands):

                                                                July 30,
                                                                  2000
                                                                --------
     Projected benefit obligation at beginning of period        $ 4,841
              Service costs                                         -
              Interest cost                                         237
              Actuarial gain                                       (348)
              Benefit payments                                     (214)
                                                                 -------
     Projected benefit obligation, end of year                  $ 4,516
                                                                 -------

     Change in fair value of plan assets:
     Fair value at beginning of period                          $ 4,342
              Return on assets                                      823
              Benefit payments                                     (214)
                                                                 ------
     Fair value at end of year                                    4,951
                                                                 ------
     Funded status                                                 (435)
              Unrecognized net gain                                 435
                                                                 ------
     Accrued pension costs                                    $     -
                                                                 =======
     Assumptions used were:
              Discount rate                                       5.00%
              Expected return on plan assets                     10.00%

NOTE K - RELATED PARTY TRANSACTIONS

     On January 16, 2001, the Board of directors approved the purchase of an industrial parcel of land adjacent to the existing facility in Lancaster, PA for $747,000 from a partnership of which the Chairman is general partner. Settlement on the property was on July 27, 2001. The Company used this land for a 15,000 square foot addition.

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

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                                            52 Weeks ended
                                                              -------------------------------------------
                                                              July 28, 2002  July 29, 2001  July 30, 2000
                                                              -------------  -------------  -------------
Numerator:

      Income from continuing operations                           $ 10,730       $ 7,573        $ 7,639
      Loss from discontinued operations                               (921)         (168)           -
      Cumulative effect of adopting SFAS 142                        (4,637)           -             -
                                                                    ------         -----         -----
      Net Income                                                  $  5,172       $ 7,405        $ 7,639
                                                                    ======         =====         =====

Denominator:
      Basic weighted-average shares                                  12,041        10,082        7,308
      Effect of dilutive securities:
         Employee stock options and warrants                            937           874          620
                                                                     ------        ------        -----
      Diluted weighted-average shares                                12,978        10,956        7,928
                                                                     ======        ======        =====

Stock options and warrants not included in computation                  126          544         2,472
                                                                        ===          ===         =====

     The number of stock options and warrants not included in the computation of diluted EPS relates to stock options and warrants having exercise prices that are greater than the average market price of the common shares during the period, and therefore, are antidilutive. The options and warrants with exercise prices ranging from $17.42 to $19.52, which expire at various dates through May 21, 2007 were outstanding as of July 28, 2002.

NOTE M - SHAREHOLDERS' EQUITY

     The authorized shares of Common Stock of the Company is 20,000,000 shares.

     On April 30, 2002, the Company completed the sale of 3,000,000 shares of common stock to the public at $23.00. The Company received net proceeds of approximately $64,812,000 after underwriting discounts and commissions and other expenses of the offering.

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

     For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted:

                                                52 Weeks ended
                                 ---------------------------------------------
                                 July 28, 2002   July 29, 2001   July 30, 2000
                                 -------------   -------------   -------------
       Expected life of options    1.51 years       .73 years       .71 years
       Volatility                         .68             .70             .72
       Risk-free interest rate           2.8%            3.4%            6.1%
       Dividend yield                    zero            zero            zero

     Had compensation cost for stock options granted in fiscal years 2002, 2001, and 2000 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                  2002       2001       2000
                                                  ----       ----       ----
          Net income  -  as reported           $ 5,172    $ 7,405    $ 7,639
          Net income  -  pro forma                 747      5,795      5,952
          Earnings per share  -  as reported
               Basic                              $.43       $.73      $1.05
               Diluted                             .40        .68        .96
          Earnings per share  - pro forma
               Basic                              $.06       $.57       $.81
               Diluted                             .06        .53        .75

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 1,010,250 and 375,000 shares were granted during the fiscal years ended July 28, 2002 and July 29, 2001, respectively.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 368,342, 440,250 and 969,750 shares were granted during the fiscal years ended July 28, 2002, July 29, 2001 and July 30, 2000, respectively.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 21,151, 14,250, and 129,000 shares were granted during the fiscal years ended July 28, 2002, July 29, 2001 and July 30, 2000, respectively.

     In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 7,007 shares were granted during the fiscal year ended July 28, 2002.

     A summary of stock option activity under all plans for the 52 weeks ended July 28, 2002, July 29, 2001 and July 30, 2000 is as follows:

                             Non-Qualified Stock Options
      --------------------------------------------------------------------------
                                                                        Weighted         Warrant Agreements
                                                                        Average       -----------------------
                                        Number          Price Range     Exercise        Number      Price per
                                        of shares         per share       Price       of  shares      share
                                        ---------       -------------     -----       ----------      -----

       Outstanding August 1, 1999       2,091,925      $ 1.69 - 10.97  $  7.15          320,000      $ 3.09
          Granted                       1,098,750        9.25 - 11.91    10.33
          Exercised                      (155,985)       1.69 -  9.83     4.68
          Canceled                        (20,550)       7.41 - 10.46     8.47
                                        ---------       ------------   --------        -------      ------
       Outstanding July 30, 2000        3,014,140      $ 4.06 - 11.91  $  8.43          320,000      $ 3.09
          Granted                         829,500        8.38 - 14.25     8.99
          Exercised                       (37,254)       4.06 - 10.46     6.72
          Canceled                        (48,600)       4.31 - 14.25    10.76
                                        ---------       -------------   -------         -------      ------
       Outstanding July 29, 2001        3,757,786     $  4.06 - 13.67  $  8.55          320,000      $ 3.09
          Granted                       1,406,750       11.90 - 19.52    16.05
          Exercised                    (1,454,660)       4.06 - 13.67     7.50         (320,000)       3.09
          Cancelled                      (282,700)       7.63 - 13.15    10.31
                                        ---------       -------------   ------          -------      ------
       Outstanding July 28, 2002        3,427,176     $  4.06 - 19.52  $ 11.92             -
                                        =========                                       =======


     Options Outstanding and Exercisable by Price Range as of July 28, 2002, with expiration dates ranging from May 12, 2005 to May 21, 2012 are as follows:

                                                          Options Outstanding                        Options Exercisable
                                        ---------------------------------------------------    -----------------------------
                                                          Weighted
                                                           Average              Weighted                        Weighted
           Range of Exercise               Number         Remaining              Average         Number          Average
                    Prices              Outstanding     Contractual Life     Exercise Price    Exercisable    Exercise Price
       ----------------------------     -----------     ----------------     --------------    -----------    --------------

       $ 4.06  -   $   8.08                274,726             5.7               $ 6.21          234,751        $ 5.97
         8.38  -       8.67                638,350             6.5                 8.38          392,500          8.38
         8.77  -      10.46              1,044,900             6.4                10.08          838,125         10.04
        10.50  -      13.10                818,200             7.9                12.95           23,800         11.26
        15.90  -      19.52                651,000             9.1                19.47          547,500         19.52
                                        ----------             ---                -----        ---------         -----

       $ 4.06  -    $ 19.52              3,427,176             7.2               $ 8.55        2,714,738        $ 8.21
                                         =========                                             =========

     In December 1995, common stock warrants were issued to certain officers for the right to acquire 440,000 shares of common stock of the Company at the fair market value of $3.09 per share at date of issue. The warrants vest immediately and expire December 13, 2005. The remaining warrants for 320,000 shares outstanding at July 29, 2001 were exercised during the fiscal year ended July 28, 2002.

NOTE N - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, AND EXPORT SALES

     The Company's chief operating decision makers are considered to be the Chairman and the Chief Executive Officer (CEO). The Company's Chairman and CEO evaluate both consolidated and disaggregated financial information consisting of revenue information in deciding how to allocate resources and assess performance. The Chairman and CEO also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2002, 2001 and 2000 were as follows: defense electronics, $80,615,000, $61,977,000 and $67,405,000, respectively; and
     commercial   technologies,   $12,266,000,   $14,517,000,   and  $3,132,000,
     respectively.

     Net sales to the U.S. Government in 2002, 2001 and 2000 accounted for approximately 17%, 19% and 26% of net sales, respectively. No other customer accounted for shipments in excess of 10% of consolidated net sales in fiscal 2002, 2001 or 2000. Foreign sales amounted to approximately $30,070,000, $20,683,000 and $16,506,000 in fiscal 2002, 2001 and 2000, respectively.

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $147,000 as of July 28, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended July 28, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

         Long-term debt: The fair value of the mortgage note and industrial revenue bonds (including the related interest rate swap) were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):
                                                     July 28, 2002
                                              ---------------------------
                                              Carrying Amount  Fair Value
                                              ---------------  ----------
         Cash and cash equivalents               $ 86,210        $ 86,210
         Available-for-sale securities                 46              46
         Long-term debt                             5,684           6,550

NOTE Q - DISCONTINUED OPERATIONS

     The Company entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation for cash in the amount of $6,000,000, $3,000,000 of which was paid in December 2000 and $3,000,000 of which was paid in December 2001. In addition, the agreement provided for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no addition cash payments were required.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

     In January 2002 the Board of Directors of the Company decided to discontinue the operations of Terrasat and to seek a buyer for the business. The Company believed that Terrasat would not be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. The assets and liabilities of Terrasat at July 29, 2001 have been classified in the accompanying balance sheet as "Assets held for sale", and "Liabilities held for sale." Results of operations and cash flows of Terrasat have been classified as "Loss from discontinued operations", and "Net cash provided by (used in) discontinued operations", respectively.

     The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002 of $878,000.

     The following table shows the components of assets and liabilities of Terrasat held for sale as of July 29, 2001:

                    Assets held for sale:
                      Accounts receivable         $   978
                      Prepaid expenses                 21
                      Inventory                     1,371
                                                    -----
                                                  $ 2,370
                                                    =====
                    Liabilities held for sale:
                      Accounts payable              $ 626
                      Accrued expenses                264
                                                      ---
                                                    $ 890
                                                      ===
     Summarized below are the results of discontinued operations:

                                                  52 weeks ended
                                                -------------------
                                                July 28,   July 29,
                                                  2002       2001
                                                  ----       ----

        Net sales                              $  2,147   $ 4,103
                                                 -----      -----

        Loss from discontinued operations       (1,395)      (147)
        Income tax (benefit) provision            (474)        21
                                                 ------     -----

     Net loss from discontinued operations     $  (921)   $  (168)
                                                   ===        ===

NOTE R - SUBSEQUENT EVENT

     The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which is expected to be operated as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000. The transaction will be accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired, including identified intangible assets, and liabilities assumed. Any remaining excess cost over the fair value of net assets acquired will be recognized as goodwill.


                                  ************