Form 10-Q
period 2002-11-03
HERLEY INDUSTRIES INC /NEW
filed 2002-12-17
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the period ended: November 3, 2002
                      ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ........ to ........
                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             #23-2413500
-------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                           Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania               17601
---------------------------------------------------              --------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:       (717) 397-2777
                                                           -------------
               3061 Industry Drive, Lancaster, Pennsylvania 17603
         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of December 8, 2002 - 14,465,665 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           November 3, 2002 and July 28, 2002                                2

     Condensed Consolidated  Statements of Income -
           For the fourteen weeks ended November 3, 2002
            and thirteen weeks ended October 28, 2001                        3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the fourteen weeks ended November 3, 2002                     4

     Condensed  Consolidated  Statements of Cash Flows -
           For the fourteen  weeks ended November 3, 2002
            and thirteen weeks ended October 28, 2001                        5

     Notes to Condensed Consolidated Financial Statements                    6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    11

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk       14

Item 4 -   Controls and Procedures                                          15

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                15

Item 6 -   Exhibits and Reports on Form 8K                                  16

Signatures                                                                  17

Certifications pursuant to Section 302(a) of the Sarbanes-Oxley
  Act of 2002                                                               18

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                               November 3,     July 28,
                                                                                  2002           2002
                                                                               -----------     --------
                                                                               (Unaudited)
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                              $  82,274    $  86,210
         Accounts receivable                                                       18,860       14,486
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                                    6,618        6,882
         Other receivables                                                            553          274
         Inventories, net of allowance of $2,430 in fiscal 2003
           and $2,407 in fiscal 2002                                               35,758       33,371
         Prepaid income taxes                                                        -             382
         Deferred taxes and other                                                   2,758        2,670
                                                                                  -------      -------
                      Total Current Assets                                        146,821      144,275
Property, Plant and Equipment, net                                                 22,656       22,231
Goodwill                                                                           26,338       21,665
Intangibles, net of accumulated amortization of $156 in fiscal
   2003 and $145 in fiscal 2002                                                       412          423
Available-For-Sale Securities                                                          46           46
Other Investments                                                                     197          195
Other Assets                                                                        1,266        1,367
                                                                                  -------      -------
                                                                                $ 197,736    $ 190,202
                                                                                  =======      =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                      $     719    $     215
         Accounts payable and accrued expenses                                     15,776       12,857
         Income taxes payable                                                         797         -
         Reserve for contract losses                                                1,216          820
         Advance payments on contracts                                              2,421        1,371
                                                                                  -------      -------
                      Total Current Liabilities                                    20,929       15,263
Long-term Debt                                                                      6,568        5,684
Deferred Income Taxes                                                               3,897        3,897
                                                                                  -------      -------
                                                                                   31,394       24,844
                                                                                  -------      -------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           14,534,065 at November 3, 2002 and 14,680,960 at July 28, 2002           1,453        1,468
         Additional paid-in capital                                               114,237      116,579
         Retained earnings                                                         50,893       47,541
         Accumulated other comprehensive loss                                       (241)        (230)
                                                                                  -------      -------
                      Total Shareholders' Equity                                  166,342      165,358
                                                                                  -------      -------
                                                                                $ 197,736    $ 190,202
                                                                                  =======      =======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                                     14 weeks ended     13 weeks ended
                                                                       November 3,       October 28,
                                                                            2002             2001
                                                                     --------------     --------------

Net sales                                                            $    27,290      $     22,213
                                                                          ------            ------

Cost and expenses:
          Cost of products sold                                           18,099            14,574
          Selling and administrative expenses                              3,735             3,407
          Litigation costs                                                   650               156
          Plant closing costs                                                -                 406
                                                                          ------            ------
                                                                          22,484            18,543
                                                                          ------            ------

          Income from operations                                           4,806             3,670
Other income (expense), net                                                  273                79
                                                                          ------            ------

          Income from continuing operations
              before income taxes                                          5,079             3,749
Provision for income taxes                                                 1,727             1,310
                                                                          ------            ------

          Income from continuing operations                                3,352             2,439
Loss from discontinued operations                                            -                (144)
                                                                          ------            ------
          Income before cumulative effect of change
            in accounting principle                                        3,352             2,295
Cumulative effect of adopting SFAS 142                                       -              (4,637)
                                                                          ------            ------

          Net income                                                 $     3,352      $     (2,342)
                                                                          ======            ======

Earnings (loss) per common share - Basic
          Income from continuing operations                               $ .23             $ .23
          Loss from discontinued operations                                  -               (.01)
          Cumulative effect of adopting SFAS 142                             -               (.43)
                                                                            ---               ---
             Net earnings                                                 $ .23             $(.22)
                                                                            ===               ===

          Basic weighted average shares                                   14,668            10,695
                                                                          ======            ======

Earnings (loss) per common share - Diluted
          Income from continuing operations                               $ .22             $ .21
          Loss from discontinued operations                                  -               (.01)
          Cumulative effect of adopting SFAS 142                             -               (.40)
                                                                            ---               ---
             Net earnings                                                 $ .22             $(.20)
                                                                            ===               ===

          Diluted weighted average shares                                 15,506            11,695
                                                                          ======            ======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         14 weeks ended November 3, 2002
                        (In thousands except share data)
                                                                                                            Accumulated
                                                                        Additional                             Other
                                                     Common Stock         Paid-in    Retained   Treasury   Comprehensive
                                                  Shares       Amount     Capital    Earnings     Stock        Loss         Total
                                                ----------     ------     -------    --------   --------   -------------   -------

Balance at July 28, 2002                        14,680,960    $ 1,468     116,579     47,541        -          (230)    $ 165,358

Net income                                                                             3,352                                3,352
Exercise of stock options                           43,149          4         331                                             335
Tax benefit upon exercise of stock
  options                                                                     464                                             464
Purchase of 190,044 shares of treasury stock                                                      (3,156)                  (3,156)
Retirement of treasury shares                     (190,044)       (19)     (3,137)                 3,156                      -
Other comprehensive loss:
   Unrealized loss on interest rate swap                                                                        (12)          (12)
   Foreign currency translation loss                                                                              1             1

                                                ----------     ------     -------     ------     -------        ---       -------
Balance at November 3, 2002                     14,534,065    $ 1,453     114,237     50,893        -          (241)    $ 166,342
                                                ==========     ======     =======     ======     =======        ===       =======


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             14 weeks ended     13 weeks ended
                                                                              November 3,        October 28,
                                                                                 2002               2001
                                                                             --------------     --------------

Cash flows from operating activities:
         Income from continuing operations                                      $  3,352           $  2,439
                                                                                  ------             ------
         Adjustments to reconcile income from
            continuing operations to net cash
            provided by operations:
                 Depreciation and amortization                                       968                952
                 Equity income of limited partnership                                 (2)               (13)
                 Changes in operating assets and liabilities:
                        (Increase) decrease  in accounts receivable               (4,374)             2,921
                        Decrease (increase) in costs incurred and income
                          recognized in excess of billings on
                          uncompleted contracts                                      832             (1,697)
                        (Increase) decrease in other receivables                    (106)                10
                        (Increase) in inventories                                 (2,035)            (1,052)
                        Decrease in prepaid income taxes                             382                -
                        (Increase) in prepaid expenses and other                     (31)               (82)
                        Increase (decrease) in accounts payable
                          and accrued expenses                                     1,812               (306)
                        (Decrease) in billings in excess of
                          costs incurred and income recognized
                          on uncompleted contracts                                   -                  (52)
                        Increase in income taxes payable                           1,261                890
                        Increase (decrease) in reserve for contract losses             9                (20)
                        Increase in advance payments on contracts                    354              1,151
                        Other, net                                                    77               (614)
                                                                                  ------             -------
                                Total adjustments                                   (853)             2,088
                                                                                  ------             ------

                 Net cash provided by continuing operations                        2,499              4,527
                                                                                  ------             ------

Cash flows from investing activities:
         Investment of unexpended industrial revenue bond proceeds                   -               (1,910)
         Acquisition of businesses, net of cash acquired                          (2,384)               -
         Capital expenditures                                                     (1,106)              (725)
                                                                                  ------             ------
                 Net cash used in investing activities                            (3,490)            (2,635)
                                                                                  ------             ------

Cash flows from financing activities:
         Proceeds from industrial revenue bond financing                             -                3,000
         Proceeds from exercise of stock options and warrants, net                   335              1,600
         Payments of long-term debt                                                 (124)               (63)
         Purchase of treasury stock                                               (3,156)               -
                                                                                  ------             ------
                 Net cash (used in) provided by financing activities              (2,945)             4,537
                                                                                  ------             ------

Net cash used in discontinued operations                                             -                 (855)
                                                                                  ------             ------

                 Net (decrease) increase in cash and cash equivalents             (3,936)             5,574

Cash and cash equivalents at beginning of period                                  86,210             13,041
                                                                                  ------             ------

Cash and cash equivalents at end of period                                      $ 82,274           $ 18,615
                                                                                  ======             ======


The accompanying notes are an integral part of these financial statements.

Herley Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Unaudited)

1. The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 28, 2002) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

2. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and
     b) to increase the amount of microwave content supplied by the Company on each simulator platform. This strategy will expand international revenues from new sources and increase content to existing customers. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform EWST data to the Company's accounting policies. The Company is currently reviewing the preliminary estimates, and the final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $4,673,000 has been recorded as goodwill.

3. In September 2000, the Company acquired all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation, for cash of $6,000,000, $3,000,000 of which was paid in December 2000 and $3,000,000 of which was paid in December 2001. In addition, the agreement provided for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no addition cash payments were made.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and retains the fundamental provisions of Statement 121 for
     (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

     In January 2002 the Board of Directors of the Company determined that Terrasat would no longer be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Therefore, the Company decided to discontinue the operations of Terrasat and to seek a purchaser for the business. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. Results of operations and cash flows of Terrasat have been classified in the October 2001 financial statements as "Loss from discontinued operations", and "Net cash provided by discontinued operations", respectively.

     The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002 of $878,000.

     Summarized below are the results of discontinued operations:

                                                     Thirteen weeks ended
                                                       October 28, 2001
                                                       ----------------
        Net sales                                         $   824
                                                              ---
        Loss from discontinued operations                    (218)
        Income tax (benefit)                                  (74)
                                                              ---
        Net loss from discontinued operations             $  (144)
                                                              ===

4. Inventories at November 3, 2002 and July 28, 2002 are summarized as follows (in thousands):

                                              November 3, 2002     July 28, 2002
                                              ----------------     -------------

          Purchased parts and raw materials       $ 17,999          $ 18,680
          Work in process                           18,911            15,707
          Finished products                          1,278             1,391
                                                    ------            ------
                                                    38,188            35,778
          Less reserve                               2,430             2,407
                                                    ------            ------
                                                  $ 35,758          $ 33,371
                                                    ======            ======

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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001(the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $159,515 as of November 3, 2002. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended November 3, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The Company operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS
     131. Within the operating segment, the Company has identified two components as reporting units as defined under SFAS 142, defense electronics and commercial technologies. The Company has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. The Company determined that an impairment of goodwill in the commercial technologies unit had occurred, and accordingly, a transition adjustment in the amount of $4,637,000 was recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There is no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

     The change in the carrying amount of goodwill for the quarter ended November 3, 2002 is as follows:

                Balance at July 28, 2002           $ 21,665
                Goodwill acquired during period       4,673
                                                    -------
                Balance at November 3, 2002        $ 26,338
                                                     ======

     An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at November 3, 2002 of $156,000. Amortization expense for the fourteen weeks ended November 3, 2002, and the thirteen weeks ended October 28, 2001 was approximately $11,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

7. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. See Part II, Item 1. "Legal Proceedings".

8.   The   following   table  shows  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands except per share data):

                                                  Fourteen weeks  Thirteen weeks
                                                      ended          ended
                                                    November 3,     October 28,
                                                       2002           2001
                                                  --------------  --------------

        Basic weighted-average shares               14,668           10,695
           Effect of dilutive securities:
              Employee stock options and warrants      838            1,000
                                                    ------           ------
        Diluted weighted-average shares             15,506           11,695
                                                    ======           ======

     Options to purchase 675,541 weighted shares of common stock, with exercise prices ranging from $19.03 to $19.52, were outstanding during the first quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of November 3, 2002. There were no anti-dilutive options outstanding during the first quarter of fiscal 2002.

9. The components of comprehensive income for the first quarter of fiscal 2003 and 2002 are as follows:

                                                  Fourteen weeks  Thirteen weeks
                                                      ended          ended
                                                    November 3,     October 28,
                                                       2002           2001
                                                  --------------  --------------

        Net income                                 $   3,352       $  (2,342)
        Unrealized loss on interest rate swap            (12)            -
        Foreign currency translation gain                  1             -
                                                       -----           -----
        Comprehensive income (loss)                $   3,341       $  (2,342)
                                                       =====           =====

     The components of accumulated other comprehensive loss at November 3, 2002 is as follows:

                                                            November 3, 2002
                                                            ----------------
        Unrealized loss from available-for-sale
           securities                                          $     66
        Unrealized loss on interest rate swap                       109
        Foreign currency translation gain                            66
                                                                   ----
             Accumulated other comprehensive loss              $    241
                                                                    ===

10. Supplemental cash flow information is as follows (in thousands):

                                                  Fourteen weeks  Thirteen weeks
                                                      ended          ended
                                                    November 3,     October 28,
                                                       2002           2001
                                                  --------------  --------------
      Cash paid during the period for:
          Interest                                   $ 99          $    61
          Income taxes                                 65              202
      Cashless exercise of stock options               -             7,798
      Tax benefit related to stock options            464            4,837

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends","anticipates","believes","estimates","predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Fourteen weeks ended November 3, 2002 and thirteen weeks ended October 28, 2001

Net sales from continuing operations for the fourteen weeks ended November 3, 2002 were approximately $27,290,000 compared to $22,213,000 in the thirteen weeks ended October 28, 2002. Of the sales increase of $5,077,000 (22.9%), $1,322,000 is attributable to the acquisition of EWST. The balance relates to increased revenue in defense electronics microwave components. In addition, the first quarter of fiscal 2003 consisted of fourteen weeks as compared to thirteen in fiscal 2002.

The gross profit margin of 33.7% in the fourteen weeks ended October 28, 2002 is lower than the margin of 34.4% in the first quarter of the prior year. The growth in revenue is primarily from microwave components having lower gross margins than microwave systems resulting in an overall lower margin than in fiscal 2002. The continuing investment in product development related to commercial applications also had an impact on the gross margin for the quarter.

Selling and administrative expenses for the fourteen weeks ended November 3, 2002 were 13.7% of net sales as compared to 15.3% in the first quarter of fiscal 2002. The increase in expenses of $328,000 includes expenses of EWST of $147,000, an increase in incentive compensation under employment contracts of $110,000, and net increases in payroll and related costs of $50,000.

Litigation costs of $650,000 in the quarter relate to the Robinson Labs trial in August 2002. (See Part II, Item 1. "Legal Proceedings").

Plant closing costs in the amount of $406,000 were accrued in the first quarter of fiscal 2002 in connection with the facilities in Nashua, NH and Anaheim, CA. As of November 3, 2002, $359,000 of costs have been paid.

Investment income increased approximately $225,000 from the prior year first quarter primarily due to interest earned on the investment of cash reserves including the proceeds of approximately $64,812,000 from the sale of common stock to the public in the second quarter of fiscal 2002 , as well as proceeds from the partial liquidation of the limited partnership investment. Interest expense increased approximately $31,000 as compared to the first quarter of fiscal 2002 primarily due to the $3,000,000 financing of the expansion of the Lancaster facility through industrial revenue bonds at the end of the first quarter of fiscal 2002.

Liquidity and Capital Resources

As of November 3, 2002 and July 28, 2002,  working capital was  $125,892,000 and
$129,012,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.0 to 1 and 9.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $2,421,000 at November 3, 2002, and $1,371,000 at October 28, 2001.

Net cash provided by continuing operations during the fourteen weeks ended November 3, 2002 was approximately $2,499,000 as compared to $4,527,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from continuing operations of $4,320,000 (adjusted for depreciation and amortization), increases in accounts payable and accrued expenses of $1,812,000, and income taxes of $1,261,000. Offsetting these increases are an increase in accounts receivable of $4,374,000, and an increase in inventory of $2,035,000.

Net cash used in investing activities consists of net cash paid for the acquisition of EWST of $2,384,000, and $1,106,000 for capital expenditures.

Net cash used in financing activities of $2,945,000 consists primarily of the acquisition of approximately 190,000 shares of treasury stock, which has been retired, for $3,156,000 under a stock buyback program approved by the Board of Directors in October 2002 for the purchase of up to 1,000,000 shares of common stock.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.75% and 1.74%, respectively, at November 3, 2002. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of November 3, 2002 and July 28, 2002. Stand-by letters of credit were outstanding in the amount of $4,857,000 under the credit facility at November 3, 2002.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $82,000,000. A significant portion of the Company's revenue for fiscal 2003 will be generated from its existing backlog of sales orders. The backlog of orders at November 3, 2002 was in excess of $105,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $45,143,000 available under its bank credit facility, net of outstanding stand-by letters of credit of $4,857,000.

Future payments required on long-term debt are as follows (in thousands):

    Twelve months                         Industrial
        ended                  Mortgage     revenue       Other
       October        Total      note        bonds     obligations
       -------        -----      ----        -----     -----------
        2003        $   719   $      82     $    100    $    537
        2004            707          88          105         514
        2005            705          95          110         500
        2006            218         103          115         -
        2007            230         110          120         -
       Future         4,708       2,194        2,355         159
                      -----       -----        -----       -----
                    $ 7,287     $ 2,672      $ 2,905     $ 1,710
                      =====       =====        =====       =====


Stand-by letters of credit expire as follows:

               During
               fiscal
                year             Amount
                ----             ------
                2003            $ 1,299
                2004              3,168
                2005                115
                2006                275
                                  -----
                                $ 4,857
                                  =====

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2003            $ 1,024
                2004              1,106
                2005                954
                2006                969
                2007                948
               Future             2,049
                                  -----
                                $ 7,050
                                  =====
Critical Accounting Policies

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

Item 4:  Controls and Procedures

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post-trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. Post-trial motions and petitions to recover attorneys fees are now pending with the Court.

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

     None

Item 5 - Other Information:

     None

Item 6 - Exhibits And Reports On Form 8-K:

     (a) Exhibits

          99.1   Certification of Chief Executive Officer
          99.2   Certification of Chief Financial Officer

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of fiscal 2003.

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



                                                    HERLEY INDUSTRIES, INC.
                                                    -----------------------
                                                          Registrant




                                      BY:      /S/    Myron Levy
                                            ------------------------------------
                                            Myron Levy, Chief Executive Officer



                                      BY:    /S/ Anello C. Garefino
                                            ------------------------------------
                                            Anello C. Garefino
                                            Principal Financial Officer


DATE: December 17, 2002

      CERTIFICATIONS PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Myron Levy, Chief Executive Officer of Herley Industries, Inc., hereby certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Herley  Industries,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

                                              By:      /S/ Myron Levy
                                                      -----------------------
                                                      Myron Levy
                                                      Chief Executive Officer

CERTIFICATION

I, Anello C. Garefino, Vice President Finance and Chief Financial Officer of Herley Industries, Inc., do hereby certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Herley  Industries,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer

EXHIBIT 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended November 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Myron Levy, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By:      /S/ Myron Levy
                                                   --------------------------
                                                      Myron Levy
                                                      Chief Executive Officer

                                              Dated: December 17, 2002

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended November 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Anello C. Garefino, Vice President Finance, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer

                                              Dated: December 17, 2002

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.