Form 10-Q
period 2003-02-02
HERLEY INDUSTRIES INC /NEW
filed 2003-03-18
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the period ended:   February 2, 2003
                        ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ..... to .....
                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             #23-2413500
-------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                           Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania               17601
---------------------------------------------------              --------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:          (717) 735-8117
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

                                                   X    Yes                No
                                                -------            -------

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes                No
                           -------            -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 11, 2003 - 14,306,548 shares of Common Stock.

                                                HERLEY INDUSTRIES, INC
                                                   AND SUBSIDIARIES

                                                  INDEX TO FORM 10-Q





                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           February 2, 2003 and July 28, 2002                                 2

     Condensed Consolidated Statements of Income  -
           For the thirteen and twenty-seven weeks
            ended February 2, 2003 and thirteen and
            twenty-six weeks ended January 27, 2002                           3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the twenty-seven weeks ended February 2, 2003                  4

     Condensed  Consolidated  Statements  of Cash Flows -
           For the  thirteen  and twenty-seven weeks ended
            February 2, 2003 and thirteen and twenty-six
            weeks ended January 27, 2002                                      5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     12

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4 -   Controls and Procedures                                           18

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                 18

Item 4 -   Submission of Matters to a Vote of Security Holders               19

Item 6 -   Exhibits and Reports on Form 8K                                   19

Signatures                                                                   20

Certifications pursuant to Section 302(a) of the Sarbanes-Oxley
  Act of 2002                                                                21

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                      February 2,    July 28,
                                                                                         2003          2002
                                                                                      -----------   ---------
                                                                                      (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                         $  81,818    $  86,210
     Accounts receivable                                                                  17,567       14,486
     Costs incurred and income recognized in excess
       of billings on uncompleted contracts                                                5,410        6,882
     Other receivables                                                                       789          274
     Inventories, net of reserve of $2,397 in fiscal 2003
       and $2,407 in fiscal 2002                                                          37,643       33,371
     Prepaid income taxes                                                                    901          382
     Deferred taxes and other                                                              3,047        2,670
                                                                                       ---------    ---------
                            Total Current Assets                                         147,175      144,275

Property, Plant and Equipment, net                                                        22,898       22,231
Goodwill                                                                                  26,948       21,665
Intangibles, net of accumulated amortization of $166 in fiscal
  2003 and $145 in fiscal 2002                                                               402          423
Available-For-Sale Securities                                                                 46           46
Other Investments                                                                            180          195
Other Assets                                                                               1,164        1,367
                                                                                       ---------    ---------
                                                                                       $ 198,813    $ 190,202
                                                                                       =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                                $      712    $     215
     Accounts payable and accrued expenses                                                13,086       12,857
     Reserve for contract losses                                                           1,173          820
     Advance payments on contracts                                                         5,127        1,371
                                                                                       ---------    ---------
                            Total Current Liabilities                                     20,098       15,263
Long-term Debt                                                                             6,540        5,684
Deferred Income Taxes                                                                      3,897        3,897
                                                                                       ---------    ---------
                                                                                          30,535       24,844
                                                                                       ---------    ---------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
       20,000,000 shares; issued and outstanding
       14,446,465 at February 2, 2003 and 14,680,960 at July 28, 2002                      1,445        1,468
     Additional paid-in capital                                                          112,936      116,579
     Retained earnings                                                                    54,180       47,541
     Accumulated other comprehensive loss                                                   (283)        (230)
                                                                                       ---------    ---------
                            Total Shareholders' Equity                                   168,278      165,358
                                                                                       ---------    ---------
                                                                                       $ 198,813    $ 190,202
                                                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                      Thirteen weeks ended    Twenty-seven   Twenty-six
                                                    -----------------------   weeks ended    weeks ended
                                                    February 2, January 27,   February 2,    January 27,
                                                        2003       2002           2003          2002
                                                      --------   --------     -------------  -----------
Net sales                                             $ 25,015   $ 21,840          $ 52,305   $ 44,053
                                                      --------   --------          --------   --------

Cost and expenses:
          Cost of products sold                         16,342     14,804            34,441     29,378
          Selling and administrative expenses            4,054      3,255             7,789      6,662
          Litigation costs                                 178        215               828        371
          Plant closing costs                              -          -                 -          406
                                                      --------   --------          --------   --------
                                                        20,574     18,274            43,058     36,817
                                                      --------   --------          --------   --------

            Income from operations                       4,441      3,566             9,247      7,236
Other income, net                                          214          7               487         86
                                                      --------   --------          --------   --------

            Income from continuing operations
              before income taxes                        4,655      3,573             9,734      7,322
Provision for income taxes                               1,368      1,180             3,095      2,490
                                                      --------   --------          --------   --------

            Income from continuing operations            3,287      2,393             6,639      4,832
Loss from discontinued operations
  (including loss on net assets held for sale
    of $1,166 in 2002) net of income taxes                 -         (777)              -         (921)
                                                      --------   --------          --------   --------
            Income before cumulative effect of change
              in accounting principle                    3,287      1,616             6,639      3,911
Cumulative effect of adopting SFAS 142                     -          -                 -       (4,637)
                                                      --------   --------          --------   --------
             Net income (loss)                        $  3,287   $  1,616          $  6,639   $   (726)
                                                      ========   ========          ========   ========

Earnings (loss) per common share - Basic
          Income from continuing operations             $.23        .21               .45        .44
          Loss from discontinued operations               -        (.07)               -        (.08)
          Cumulative effect of adopting SFAS 142          -          -                 -        (.42)
                                                         ---        ---               ---        ---
             Net earnings (loss)                        $.23       $.14              $.45      $(.07)
                                                         ===        ===               ===        ===

          Basic weighted average shares                 14,464     11,238            14,665     10,964
                                                        ======     ======            ======     ======

Earnings (loss) per common share - Diluted
          Income from continuing operations             $.22        .20               .43        .41
          Loss from discontinued operations                -       (.06)               -        (.08)
          Cumulative effect of adopting SFAS 142           -         -                 -        (.39)
                                                         ---        ---               ---        ---
             Net earnings (loss)                        $.22       $.13              $.43      $(.06)
                                                         ===        ===               ===        ===

          Diluted weighted average shares               15,124     11,986            15,411     11,828
                                                        ======     ======            ======     ======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                         27 weeks ended February 2, 2003
                        (In thousands except share data)

                                                                                                      Accumulated
                                                    Common Stock      Additional                         Other
                                                    ------------       Paid-in   Retained  Treasury  Comprehensive
                                                 Shares      Amount    Capital   Earnings    Stock       Loss          Total
                                                 ------      ------    -------   --------    -----       ----          -----
Balance at July 28, 2002                        14,680,960  $ 1,468    116,579    47,541       -         (230)     $ 165,358

Net income                                                                         6,639                               6,639
Exercise of stock options                           61,949        6        476                                           482
Tax benefit upon exercise of stock
  options                                                                  641                                           641
Purchase of 296,444 shares of treasury stock                                                (4,789)                   (4,789)
Retirement of treasury shares                     (296,444)     (29)    (4,760)              4,789                       -
Other comprehensive loss:
  Unrealized loss on interest rate swap                                                                   (12)           (12)
  Foreign currency translation loss                                                                       (41)           (41)
                                                ----------    -----    -------    ------     -----        ---        -------
Balance at February 2, 2003                     14,446,465  $ 1,445    112,936    54,180       -         (283)     $ 168,278
                                                ==========    =====    =======    ======     =====        ===        =======



The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                    Twenty-seven     Twenty-six
                                                                                     weeks ended    weeks ended
                                                                                     February 2,    January 27,
                                                                                        2003           2002
                                                                                        ----           ----
Cash flows from operating activities:
         Income from continuing operations                                            $  6,639       $  4,832
                                                                                        ------         ------
         Adjustments to reconcile income from continuing  operations to net cash provided by operations:
                Depreciation and amortization                                            1,988          1,913
                Equity in income of limited partnership                                    (12)           (40)
                (Increase) in deferred tax assets                                          (86)          (297)
                Changes in operating assets and liabilities:
                       (Increase) decrease in accounts receivable                       (3,081)         3,204
                       Decrease (increase) in costs incurred and income
                          recognized in excess of billings on uncompleted contracts        292         (5,323)
                       (Increase) decrease in other receivables                           (342)            17
                       (Increase) in inventories                                        (3,944)        (1,236)
                       Decrease (increase) in prepaid expenses and other                   122            (15)
                       (Decrease) in accounts payable and accrued expenses                (324)          (891)
                       Increase in billings in excess of costs incurred and
                         income recognized on uncompleted contracts                        -              452
                       Increase in income taxes payable                                    -            1,828
                       (Decrease) increase  in reserve for contract losses                (356)            10
                       Increase in advance payments on contracts                         3,756          1,237
                       Other, net                                                          112           (111)
                                                                                        ------         ------
                               Total adjustments                                        (1,875)           748
                                                                                        ------         ------
                Net cash provided by operating activities                                4,764          5,580
                                                                                        ------         ------
Cash flows from investing activities:
         Investment of unexpended industrial revenue bond proceeds                         -           (1,156)
         Investment in technology license                                                  -             (500)
         Acquisition of business, net of cash acquired                                  (2,384)           -
         Payment of deferred purchase price of acquired business                           -           (3,000)
         Proceeds from sale of fixed assets                                                  5            -
         Partial distribution from limited partnership                                      27            445
         Capital expenditures                                                           (2,338)        (2,435)
                                                                                        ------         ------
                Net cash used in investing activities                                   (4,690)        (6,646)
                                                                                        ------         ------
Cash flows from financing activities:
         Borrowings under bank line of credit                                              -            2,400
         Proceeds from industrial revenue  bond financing                                  -            3,000
         Proceeds from exercise of stock options and warrants                              482          2,541
         Payments under lines of credit                                                    -           (2,400)
         Payments of long-term debt                                                       (159)           (99)
         Purchase of treasury stock                                                     (4,789)        (3,717)
                                                                                        ------         ------
                Net cash (used in) provided by financing activities                     (4,466)         1,725
                                                                                        ------         ------
Net cash used in discontinued operations                                                   -             (319)
                                                                                        ------         ------

                Net (decrease) increase in cash and cash equivalents                    (4,392)           340

Cash and cash equivalents at beginning of period                                        86,210         13,041
                                                                                        ------         ------
Cash and cash equivalents at end of period                                            $ 81,818       $ 13,381
                                                                                        ======         ======

The accompanying notes are an integral part of these financial statements.

Herley Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Unaudited)

1.   The condensed  consolidated  financial  statements  include the accounts of
     Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at July 28, 2002) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-transition and Disclosure, an amendment of FASB Statement No. 123." The statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002, and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation, and requires the pro forma disclosures of the impact on earnings and earnings-per-share on a pro forma basis as if the provisions of SFAS No. 123 had been adopted, in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25. The statement also requires the pro forma disclosures be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

2. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and
     b) to increase the amount of microwave content supplied by the Company on each simulator platform. This strategy will expand international revenues from new sources and increase content to existing customers. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform EWST data to the Company's accounting policies. The Company is currently reviewing the preliminary estimates, and the final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in the accompanying condensed consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $5,283,000 has been recorded as goodwill.

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

     In January 2002, the Board of Directors of the Company determined that Terrasat would no longer be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Therefore, the Company decided to discontinue the operations of Terrasat and to seek a purchaser for the business. Consequently, the accompanying condensed consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. Results of operations and cash flows of Terrasat have been classified in the January 2002 financial statements as "Loss from discontinued operations", and "Net cash used in discontinued operations", respectively.

     The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002 of $878,000.

     Summarized below are the results of discontinued operations (in thousands):

                                                    Thirteen weeks ended     Twenty-six weeks ended
                                                      January 27, 2002          January 27, 2002
                                                      ----------------          ----------------

        Net sales                                      $    1,323                   $    2,147
                                                            -----                        -----
        Loss from discontinued operations                     (11)                        (229)
        Loss on net assets held for sale                   (1,166)                      (1,166)
        Income tax benefit                                    400                          474
                                                            -----                        -----
        Net loss from discontinued operations          $     (777)                  $     (921)
                                                            =====                        =====

4. Inventories at February 2, 2003 and July 28, 2002 are summarized as follows (in thousands):

                                                                 February 2, 2003             July 28, 2002
                                                                 ----------------             -------------

              Purchased parts and raw materials                         $ 17,977                  $ 18,680
              Work in process                                             20,500                    15,707
              Finished products                                            1,563                     1,391
                                                                          ------                    ------
                                                                          40,040                    35,778
              Less reserve for excess and obsolete materials               2,397                     2,407
                                                                          ------                    ------
                                                                        $ 37,643                  $ 33,371
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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority

     Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001(the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $166,000 as of February 2, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended February 2, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

6. In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non- amortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairments, which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by the Company on July 30, 2001. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill as of July 30, 2001.

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

     The change in the carrying amount of goodwill for the six months ended February 2, 2003 is as follows (in thousands):

               Balance at July 28, 2002                     $ 21,665
               Goodwill acquired during period                 5,283
                                                              ------
               Balance at February 2, 2003                  $ 26,948
                                                              ======

     An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at February 2, 2003 of $166,000. Amortization expense for the thirteen weeks ended February 2, 2003 and January 27, 2002 was approximately $10,000, and for the twenty-seven and twenty-six weeks ended February 2, 2003 and January 27, 2002 was approximately $21,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

7. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. See Part II, Item 1. "Legal Proceedings".

8.   The   following   tables  show  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands):

                                                                    Thirteen weeks ended
                                                                    --------------------
                                                              February 2, 2003    January 27, 2002
                                                              ----------------    ----------------
        Basic weighted-average shares                              14,464             11,238
           Effect of dilutive securities:
              Employee stock options and warrants                     660                748
                                                                   ------             ------
        Diluted weighted-average shares                            15,124             11,986
                                                                   ======             ======

     Options to purchase 704,500 weighted shares of common stock, with exercise prices ranging from $16.80 to $19.52, were outstanding during the second quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of February 2, 2003. Options to purchase 2,500 weighted shares of common stock, with an exercise prices of $15.90, were outstanding during the second quarter of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

                                                                Twenty-seven                Twenty-six
                                                                 weeks ended                weeks ended
                                                              February 2, 2003           January 27, 2002
                                                              ----------------           ----------------
        Basic weighted-average shares                              14,665                    10,964
           Effect of dilutive securities:
              Employee stock options and warrants                     746                       864
                                                                   ------                    ------
        Diluted weighted-average shares                            15,411                    11,828
                                                                   ======                    ======

     Options to purchase 694,188 weighted shares of common stock, with exercise prices ranging from $17.42 to $19.52, were outstanding during the first six months of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of February 2, 2003. Options to purchase 2,500 weighted shares of common stock, with an exercise prices of $15.90, were outstanding during the first six months of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

9.   The components of comprehensive income are as follows (in thousands):

                                                            Thirteen weeks ended       Twenty-seven      Twenty-six
                                                            --------------------        weeks ended      weeks ended
                                                         February 2,    January 27,     February 2,      January 27,
                                                            2003           2002            2003             2002
                                                            ----           ----            ----             ----
        Net income                                        $ 3,287        $ 1,616        $ 6,639           $ (726)
        Unrealized loss on interest rate swap                 -              -              (12)              -
        Foreign currency translation loss                     (42)           -              (41)              -
                                                            -----          -----          -----              ---
        Comprehensive income (loss)                       $ 3,245        $ 1,616        $ 6,586           $ (726)
                                                            =====          =====          =====              ===

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                                          February 2, 2003
                                                          ----------------
        Unrealized loss from available-for-sale
           securities                                          $    66
        Unrealized loss on interest rate swap                      109
        Foreign currency translation gain                          108
                                                                   ---
             Accumulated other comprehensive loss              $   283
                                                                   ===

10.  Supplemental cash flow information is as follows (in thousands):


                                                              Twenty-seven            Twenty-six
                                                               weeks ended            weeks ended
                                                            February 2, 2003       January 27, 2002
                                                            ----------------       ----------------
         Cash paid during the period for:
             Interest                                         $    180               $       143
             Income taxes                                        2,950                       309
         Cashless exercise of stock options                        -                       7,867
         Tax benefit related to stock options                      641                     5,742
         Deferred purchase price of business acquired            1,500                       -

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

Results of Operations

Thirteen weeks ended February 2, 2003 and January 27, 2002

Net sales from continuing operations for the thirteen weeks ended February 2, 2003 were approximately $25,015,000 compared to $21,840,000 in the thirteen weeks ended January 27, 2002. Of the sales increase of $3,175,000 (14.5%), $1,343,000 is attributable to the acquisition of EWST. The balance relates to increased revenue in defense electronics microwave systems and components of $2,097,000; offset by a decrease of $265,000 in commercial technologies.

The gross profit margin of 34.7% in the thirteen weeks ended February 2, 2003 is higher than the margin of 32.2% in the second quarter of the prior year. The improvement in gross margin is attributable to greater efficiencies, including automation, and product mix.

Selling and administrative expenses for the thirteen weeks ended February 2, 2003 were 16.2% of net sales as compared to 14.9% in the second quarter of fiscal 2002. The net increase in expenses of $799,000 includes expenses of EWST of $274,000, an increase in incentive compensation under employment contracts of $447,000, and net decreases in personnel and related costs of $156,000. Various other line item expenses increased $234,000 in the quarter on a net basis.

Litigation costs of $178,000 were incurred in the second quarter of fiscal 2003, as compared to $215,000 in the second quarter of fiscal 2002, in connection with the Robinson Labs litigation. (See Part II, Item 1. "Legal Proceedings").

Other income increased on a net basis approximately $180,000 from the prior year second quarter primarily due to interest earned on the investment of cash reserves including the proceeds of approximately $64,812,000 from the sale of common stock to the public in the second quarter of fiscal 2002 , as well as proceeds from the partial liquidation of the limited partnership investment. Interest expense decreased approximately $27,000 as compared to the second quarter of fiscal 2002.

Twenty-seven weeks ended February 2, 2003 and Twenty-six weeks ended January 27, 2002

Net sales from continuing operations for the twenty-seven weeks ended February 2, 2003 were approximately $52,305,000 compared to $44,053,000 in the first six months of fiscal 2002. The sales increase of $8,252,000 (18.7%) is attributable to increased revenue in defense electronics of $8,085,000 (including $2,665,000 attributable to the acquisition of EWST), and increased revenue of $167,000 in commercial technologies.

The gross profit margin of 34.2% in the twenty-seven weeks ended February 2, 2003 was higher than the margin of 33.3% in fiscal 2002 primarily due to greater efficiencies, including automation, and a change in product mix.

Selling and administrative expenses for the twenty-seven weeks ended February 2, 2003 were 14.9% of net sales as compared to 15.1% in the first half of fiscal 2002. There was a net increase in expenses of $1,128,000 which includes expenses of EWST of $421,000, and an increase in incentive compensation under employment contracts of $557,000. Various other line item expenses increased during the twenty-seven weeks ended February 2, 2003 by $150,000 on a net basis.

Litigation costs of $828,000 were incurred in the six months ended February 2, 2003, as compared to $371,000 in fiscal 2002, in connection with the Robinson Labs litigation. (See Part II, Item 1. "Legal Proceedings").

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $369,000 was paid as of February 2, 2003.

Other income increased on a net basis approximately $405,000 from the prior year primarily due to interest earned on the investment of cash reserves including the proceeds of approximately $64,812,000 from the sale of common stock to the public in the second quarter of fiscal 2002, as well as proceeds from the partial liquidation of the limited partnership investment.

Discontinued operations

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

Net sales of Terrasat were approximately $1,323,000 for the thirteen weeks ended January 27, 2002. The net loss from discontinued operations was $777,000 in 2002. The results for 2002 includes a loss on net assets held for sale of $1,166,000, and a tax benefit of $400,000.

Net sales of Terrasat were approximately $2,147,000 for the twenty-six weeks ended January 27, 2002. The net loss from discontinued operations was $921,000 in 2002. The results for 2002 includes an impairment of assets adjustment of $1,166,000 and a tax benefit of $474,000.

Change in accounting principle

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

The Company operates as a single integrated business and as such has one operating segment which is also the reportable segment as defined in SFAS 131. Within the operating segment, the Company has identified two components as reporting units as defined under SFAS 142, defense electronics and commercial technologies. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. The Company determined that an impairment of goodwill in the commercial technologies unit had occurred due to the overcapacity in the telecom industry and deterioration economic conditions. Accordingly, a transition adjustment in the amount of $4,637,000 was recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There is no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

Liquidity and Capital Resources

As of February 2, 2003 and July 28, 2002,  working capital was  $127,077,000 and
$129,012,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.3 to 1 and 9.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. The unliquidated balance of these advanced payments was approximately $5,127,000 at February 2, 2003, and $1,371,000 at July 28, 2002.
The increase of $3,756,000 is primarily attributable to contract awards to EWST.

Net cash provided by continuing operations during the twenty-seven weeks ended February 2, 2003 was approximately $4,764,000 as compared to $5,580,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from continuing operations of $8,627,000 (adjusted for depreciation and amortization), and an increase in advance payments on contracts of $3,756,000. Offsetting these sources of funds are an increase in accounts receivable of $3,081,000, and an increase in inventory of $3,944,000.

Net cash used in investing activities consists of net cash paid for the acquisition of EWST of $2,384,000, and $2,338,000 for capital expenditures. The Company has a future commitment for $1,500,000, including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $500,000.

Net cash used in financing activities of $4,466,000 consists primarily of the acquisition of approximately 296,000 shares of treasury stock, which has been retired, for $4,789,000 under a stock buyback program approved by the Board of Directors in October 2002 for the purchase of up to 1,000,000 shares of common stock.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2004. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than
1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.25% and 1.34%, respectively, at February 2, 2003. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of February 2, 2003 and July 28, 2002. Stand-by letters of credit were outstanding in the amount of approximately $12,102,000 under the credit facility at February 2, 2003.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $82,000,000. A significant portion of the Company's revenue for fiscal 2003 will be generated from its existing backlog of sales orders. The backlog of orders at February 2, 2003 was in excess of $100,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,898,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $12,102,000.

Future payments required on long-term debt are as follows (in thousands):

            Twelve months                                             Industrial
                ended                            Mortgage               revenue                Other
               January            Total            note                  bonds              obligations
               -------            -----            ----                  -----              -----------
                2004           $    712          $      83              $    100             $    529
                2005                702                 90                   105                  507
                2006                707                 97                   110                  500
                2007                219                104                   115                  -
                2008                233                113                   120                  -
               Future             4,679              2,165                 2,355                  159
                                  -----              -----                 -----                -----
                                $ 7,252            $ 2,652               $ 2,905              $ 1,695
                                  =====              =====                 =====                =====


Stand-by letters of credit expire as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2003            $ 1,090
                2004              6,072
                2005                115
                2006              1,877
                2007              2,948
                                 ------
                               $ 12,102
                                 ======

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2003           $    634
                2004              1,106
                2005                954
                2006                969
                2007                948
               Future             2,049
                                  -----
                                $ 6,660
                                  =====

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-transition and Disclosure, an amendment of FASB Statement No. 123." The statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002, and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No 123 for stock-based employee compensation, and requires the pro forma disclosures of the impact on earnings and earnings-per-share on a pro forma basis as if the provisions of SFAS No. 123 had been adopted, in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25. The statement also requires the pro forma disclosures be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 4 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $109,000, net of income taxes, as of February 2, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended February 2, 2003, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post-trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed. The Court has not ruled on the parties' respective petitions for attorneys fees, but has scheduled a hearing relating to those petitions for April 28, 2003. By Order dated

February 24, 2003, the Court stayed any obligation to file an appeal relating to the post-trial motions until after the resolution of the petitions for attorneys' fees.

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

     None

Item 3 - Defaults Upon Senior Securities:

     None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

     1. The Registrant held its Annual Meeting of Stockholders on January 14, 2003.

     2. Three directors were elected at the Annual Meeting of Stockholders as follows:

         Class II - To serve until the Annual Meeting of Stockholders in 2004 or until their successors are chosen and qualified:

          Name                         Votes For        Votes Withheld
          ------------------          -----------       --------------
          John A. Thonet                9,686,791         2,178,087
          David H. Lieberman           11,255,023           609,855

Item 5 - Other Information:

     None

Item 6 - Exhibits And Reports On Form 8-K:

     (a)  Exhibits

          99.1   Certification of Chief Executive Officer
          99.2   Certification of Chief Financial Officer

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter of fiscal 2003.

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



                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                    Registrant




                            BY:       /S/  Myron Levy
                                -----------------------------------------
                                    Myron Levy, Chief Executive Officer



                            BY:   /S/  Anello C. Garefino
                                -----------------------------------------
                                Anello C. Garefino
                                Principal Financial Officer


DATE: March 17, 2003

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

Date: March 17, 2003

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

Date: March 17, 2003

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer

EXHIBIT 99.1
------------

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended February 2, 2003as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Myron Levy, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By:      /S/ Myron Levy
                                                    -------------------------
                                                      Myron Levy
                                                      Chief Executive Officer
                                              Dated: March 17, 2003

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 99.2
------------

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended February 2, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Anello C. Garefino, Vice President Finance, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer
                                              Dated: March 17, 2003

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.