Form 10-Q
period 2003-05-04
HERLEY INDUSTRIES INC /NEW
filed 2003-06-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the period ended: May 4, 2003
                      -----------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            #23-2413500
-------------------------------                          ----------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                           Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania             17601
---------------------------------------------------          ------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, including Area Code:  (717) 735-8117
                                                     --------------

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

As of June 10, 2003 - 13,860,901 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           May 4, 2003 and July 28, 2002                                      2

     Condensed  Consolidated  Statements  of Income -
           For the Thirteen and Forty weeks ended May 4, 2003
            and Thirteen and Thirty-nine weeks ended April 28, 2002           3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the Forty weeks ended May 4, 2003                              4

     Condensed Consolidated Statements of Cash Flows -
           For the Forty weeks ended May 4, 2003
            and Thirty-nine weeks ended April 28, 2002                        5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     14

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk        21

Item 4 -   Controls and Procedures                                           22

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                 22

Item 6 -   Exhibits and Reports on Form 8K                                   23

Signatures                                                                   24

Certifications pursuant to Section 302(a) of the Sarbanes-Oxley
  Act of 2002                                                                25

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                               May 4,       July 28,
                                                                                2003          2002
                                                                             ---------      --------
                                                                            (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                              $  79,098       $  86,210
     Accounts receivable                                                       14,624          14,486
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts                                    3,263           6,882
     Other receivables                                                            558             274
     Inventories, net of reserve of $2,522 in fiscal 2003
       and $2,407 in fiscal 2002                                               39,430          33,371
     Prepaid income taxes                                                        -                382
     Deferred taxes and other                                                   2,588           2,670
                                                                              -------         -------
                            Total Current Assets                              139,561         144,275
Property, Plant and Equipment, net                                             22,572          22,231
Goodwill                                                                       27,106          21,665
Intangibles, net of accumulated amortization of $176 in fiscal
               2003 and $145 in fiscal 2002                                       392             423
Available-For-Sale Securities                                                      46              46
Other Investments                                                                 160             195
Other Assets                                                                    1,062           1,367
                                                                              -------         -------
                                                                            $ 190,899       $ 190,202
                                                                              =======         =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                      $     713       $     215
     Accounts payable and accrued expenses                                     11,144          12,857
     Income taxes payable                                                       1,327            -
     Reserve for contract losses                                                  975             820
     Advance payments on contracts                                              1,636           1,371
                                                                              -------         -------
                            Total Current Liabilities                          15,795          15,263
Long-term Debt                                                                  6,519           5,684
Deferred Income Taxes                                                           3,897           3,897
                                                                              -------         -------
                                                                               26,211          24,844
                                                                              -------         -------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
       20,000,000 shares; issued and outstanding
       13,993,201 at May 4, 2003 and 14,680,960 at July 28, 2002                1,399           1,468
     Additional paid-in capital                                               105,995         116,579
     Retained earnings                                                         57,539          47,541
     Accumulated other comprehensive loss                                        (245)           (230)
                                                                              -------         -------
                            Total Shareholders' Equity                        164,688         165,358

                                                                              -------         -------
                                                                           $  190,899       $ 190,202
                                                                              =======         =======

The  accompanying  notes are an integral part of these  financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)


                                                                Thirteen weeks ended          Forty      Thirty-nine
                                                               -----------------------     weeks ended   weeks ended
                                                               May 4,        April 28,       May 4,        April 28,
                                                                2003           2002           2003            2002
                                                               ------         ------         ------         ------
Net sales                                                    $ 26,897       $ 23,499       $ 79,202       $ 67,552
                                                               ------         ------         ------         ------

Cost and expenses:
          Cost of products sold                                18,046         15,176         52,487         44,554
          Selling and administrative expenses                   3,839          3,629         11,628         10,291
          Litigation costs                                        241            585          1,069            956
          Plant closing costs                                    -              -              -               406
                                                               ------         ------         ------         ------
                                                               22,126         19,390         65,184         56,207
                                                               ------         ------         ------         ------

          Income from operations                                4,771          4,109         14,018         11,345
Other income (expense), net                                       155            (31)           642             55
                                                               ------         ------         ------         ------

          Income from continuing operations
              before income taxes                               4,926          4,078         14,660         11,400
Provision for income taxes                                      1,567          1,386          4,662          3,876
                                                               ------         ------         ------         ------

          Income from continuing operations                     3,359          2,692          9,998          7,524
Loss from discontinued operations
  (including loss on net assets held for sale
    of $1,166 in 2002) net of income taxes                       -              -              -              (921)
                                                               ------         ------         ------         ------
          Income before cumulative effect of change
            in accounting principle                             3,359          2,692          9,998          6,603
Cumulative effect of adopting SFAS 142                           -              -              -            (4,637)
                                                               ------         ------         ------         ------

          Net income                                         $  3,359       $  2,692       $  9,998       $  1,966
                                                               ======         ======         ======         ======

Earnings (loss) per common share - Basic
          Income from continuing operations                   $ .24          $ .23          $ .69          $ .67
          Loss from discontinued operations                      -              -              -            (.08)
          Cumulative effect of adopting SFAS 142                 -              -              -            (.42)
                                                                ---            ---            ---            ---
             Net earnings                                     $ .24          $ .23          $ .69          $ .18
                                                                ===            ===            ===            ===

          Basic weighted average shares                        14,218         11,559         14,449         11,164
                                                               ======         ======         ======         ======

Earnings (loss) per common share - Diluted
          Income from continuing operations                   $ .23          $ .22          $ .66            .62
          Loss from discontinued operations                      -              -              -            (.08)
          Cumulative effect of adopting SFAS 142                 -              -              -            (.38)
                                                                ---            ---            ---            ---
             Net earnings                                     $ .23          $ .22          $ .66          $ .16
                                                                ===            ===            ===            ===

          Diluted weighted average shares                      14,848         12,495         15,175         12,099
                                                               ======         ======         ======         ======

The accompanying notes are an integral part of these financial statements.



                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                          Forty weeks ended May 4, 2003
                        (In thousands except share data)

                                                                                                         Accumulated
                                                     Common Stock     Additional                            Other
                                                     ------------      Paid-in     Retained  Treasury   Comprehensive
                                                  Shares      Amount    Capital     Earnings   Stock         Loss        Total
                                                  ------      ------    -------     --------   -----         ----        -----

Balance at July 28, 2002                        14,680,960   $ 1,468    116,579      47,541      -           (230)   $ 165,358

Net income                                                                            9,998                              9,998
Exercise of stock options                           88,649         9        695                                            704
Tax benefit upon exercise of stock
  options                                                                   830                                            830
Purchase of 776,408 shares of treasury stock                                                  (12,187)                 (12,187)
Retirement of treasury shares                     (776,408)      (78)   (12,109)               12,187                     -
Other comprehensive loss:
   Unrealized loss on interest rate swap                                                                      (21)         (21)
   Foreign currency translation gain                                                                            6            6

                                                ----------     -----    -------     -------    ------         ---      -------

Balance at May 4, 2003                          13,993,201   $ 1,399    105,995      57,539      -           (245)   $ 164,688
                                                ==========     =====    =======     =======    ======         ===      =======


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                           Forty       Thirty-nine
                                                                                        weeks ended    weeks ended
                                                                                           May 4,       April 28,
                                                                                           2003           2002
                                                                                           ----           ----
Cash flows from operating activities:
          Income from continuing operations                                              $  9,998      $  7,524
                                                                                           ------        ------
          Adjustments to reconcile income from continuing operations to net cash provided by operations:
                  Depreciation and amortization                                             3,005         2,885
                  Loss on sale of fixed assets                                                -              68
                  Equity in income of limited partnership                                     (14)          (52)
                  (Increase) in deferred tax assets                                           -            (743)
                  Changes in operating assets and liabilities:
                          (Increase) decrease in accounts receivable                         (138)          273
                          Decrease (increase) in costs incurred and income
                             recognized in excess of billings on uncompleted contracts      2,439        (6,129)
                          (Increase) in other receivables                                    (111)         (444)
                          (Increase) in inventories                                        (5,731)       (3,217)
                          Decrease in prepaid expenses and other                              755           -
                          (Decrease) increase in accounts payable and accrued expenses     (2,266)        1,029
                          (Decrease) in billings in excess of costs incurred and
                            income recognized on uncompleted contracts                        -            (531)
                          Increase in income taxes payable                                  2,157         3,405
                          (Decrease) increase  in reserve for contract losses                (554)            9
                          Increase in advance payments on contracts                           265         1,225
                          Other, net                                                          241          (108)
                                                                                           ------        ------
                                  Total adjustments                                            48        (2,330)
                                                                                           ------        ------

                  Net cash provided by operating activities                                10,046         5,194
                                                                                           ------        ------

Cash flows from investing activities:
          Investment of unexpended industrial revenue bond proceeds                           -            (353)
          Investment in technology license                                                    -            (500)
          Acquisition of business, net of cash acquired                                    (2,542)          -
          Payment of deferred purchase price of acquired business                             -          (3,000)
          Partial distribution from limited partnership                                        49           573
          Capital expenditures                                                             (2,994)       (4,819)
                                                                                           ------        ------
                  Net cash used in investing activities                                    (5,487)       (8,099)
                                                                                           ------        ------

Cash flows from financing activities:
          Borrowings under bank line of credit                                                -           4,300
          Proceeds from industrial revenue  bond financing                                    -           3,000
          Proceeds from exercise of stock options and warrants                                704         3,654
          Payments under lines of credit                                                      -          (4,300)
          Payments of long-term debt                                                         (188)         (172)
          Purchase of treasury stock                                                      (12,187)       (3,848)
                                                                                           ------        ------
                  Net cash (used in) provided by financing activities                     (11,671)        2,634
                                                                                           ------        ------

Net cash provided by discontinued operations                                                  -             559
                                                                                           ------        ------

                  Net (decrease) increase in cash and cash equivalents                     (7,112)          288

Cash and cash equivalents at beginning of period                                           86,210        13,041
                                                                                           ------        ------

Cash and cash equivalents at end of period                                               $ 79,098      $ 13,329
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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and retains the fundamental provisions of Statement 121 for
     (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002; and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro forma disclosures of SFAS No. 123 in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro-forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

     The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in Note 1 of the Company's condensed consolidated interim financial statements in quarterly reports beginning with this initial Form 10-Q for the 13 weeks ended May 4, 2003, and the addition of a significant accounting policies Note 1 to be included in the Company's Annual Report on Form 10K for the year ending August 3, 2003.

     The Company has various fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company continues to use the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS 148. Accordingly, no stock-based employee compensation cost has been recognized for options granted under the stock option plans. Pro forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

     For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted for all periods presented:

       Expected life of options                                 1.51 years
       Volatility                                                      .68
       Risk-free interest rate                                        2.8%
       Dividend yield                                                 zero

     Had compensation cost for stock options granted in the first nine months of fiscal years 2003 and 2002 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):


                                                            Thirteen weeks ended           Forty         Thirty-nine
                                                            --------------------        weeks ended      weeks ended
                                                           May 4,        April 28,        May 4,          April 28,
                                                            2003           2002            2003             2002
                                                            ----           ----            ----             ----
        Net income - as reported                          $ 3,359        $  2,692       $  9,998          $  1,966
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                  (283)           (688)        (1,655)           (1,293)
                                                          --------          ------        -------           -------


        Net income  -  pro forma                          $ 3,076        $  2,004       $  8,343          $    673
                                                            =====           =====          =====            ======

        Earnings per share  -  as reported
             Basic                                          $ .24           $ .23          $ .69             $ .18
             Diluted                                          .23             .22            .66               .16
        Earnings per share  - pro forma
             Basic                                          $ .22           $ .17          $ .58             $ .06
             Diluted                                          .21             .16            .55               .06

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

     The provisions of Statement 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will apply to existing contracts, as well as new contracts entered into after June 30, 2003. Management has determined that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

2. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and
     b) to increase the amount of microwave content supplied by the Company on each simulator platform. This strategy will expand international revenues from new sources and increase content to existing customers. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8% based on LIBOR at the date of acquisition, payable in annual installments of $500,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform EWST data to the Company's accounting policies. The Company has engaged an independent third party to complete a valuation of the intangible assets of EWST as of the acquisition date. The final valuation of intangible assets is expected to be completed in the fourth quarter of fiscal 2003. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in the accompanying condensed consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $5,423,000 has been recorded as goodwill.

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

     Summarized below are the results of discontinued operations (in thousands):

                                                  Thirty-nine  weeks ended
                                                       April 28, 2002

        Net sales                                      $    2,147
                                                            -----
        Loss from discontinued operations                    (229)
        Loss on net assets held for sale                   (1,166)
        Income tax benefit                                   (474)
                                                            -----
        Net loss from discontinued operations          $     (921)
                                                            =====

4. Inventories at May 4, 2003 and July 28, 2002 are summarized as follows (in thousands):

                                                                    May 4, 2003    July 28, 2002
                                                                    -----------    -------------

              Purchased parts and raw materials                         $ 18,833       $ 18,680
              Work in process                                             21,283         15,707
              Finished products                                            1,836          1,391
                                                                          ------         ------
                                                                          41,952         35,778
              Less reserve for excess and obsolete materials               2,522          2,407
                                                                          ------         ------
                                                                        $ 39,430       $ 33,371
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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001(the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $118,000, net of income taxes, as of May 4, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended May 4, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The change in the carrying amount of goodwill, based upon the preliminary estimates of the fair value of assets acquired and liabilities assumed related to the acquisition of EWST (See Note 2), for the nine months ended May 4, 2003 is as follows (in thousands):

              Balance at July 28, 2002                     $ 21,665
              Goodwill acquired during period                 5,441
                                                             ------
              Balance at May 4, 2003                       $ 27,106
                                                             ======

     An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     Intangibles, consisting of patents having an estimated useful life of fourteen years, are carried at an aggregate gross amount of $568,000 with accumulated amortization at May 4, 2003 of $176,000. Amortization expense for the thirteen weeks ended May 4, 2003 and April 28, 2002 was approximately $10,000, and for the Forty and Thirty-nine weeks ended May 4, 2003 and April 28, 2002 was approximately $31,000. Estimated annual amortization expense for each of the next five fiscal years is approximately $41,000.

7. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. In connection with the Robinson Laboratories, Inc. litigation, as discussed in Part II, Item 1. "Legal Proceedings", at a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. No appeals have been filed by Robinson or RLI at this time, although Herley anticipates that appeals will be filed.

8.   The   following   tables  show  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands):

                                                                      Thirteen weeks ended
                                                                 -----------------------------
                                                                 May 4, 2003    April 28, 2002
        Basic weighted-average shares                              14,218          11,559
           Effect of dilutive securities:
              Employee stock options and warrants                     630             936
                                                                   ------          ------
        Diluted weighted-average shares                            14,848          12,495
                                                                   ======          ======

     Options to purchase 707,000 weighted shares of common stock, with exercise prices ranging from $15.90 to $19.52, were outstanding during the second quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of May 4, 2003. There were no anti- dilutive options outstanding during the third quarter of fiscal 2002.

                                                                    Forty         Thirty-nine
                                                                 weeks ended      weeks ended
                                                                 May 4, 2003    April 28, 2002
                                                                 -----------    --------------
        Basic weighted-average shares                              14,449          11,164
           Effect of dilutive securities:
              Employee stock options and warrants                     726             935
                                                                   ------          ------
        Diluted weighted-average shares                            15,175          12,099
                                                                   ======          ======

     Options to purchase 697,911 weighted shares of common stock, with exercise prices ranging from $16.80 to $19.52, were outstanding during the first nine months of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of May 4, 2003. Options to purchase 3,077 weighted shares of common stock, with an exercise prices of $17.42, were outstanding during the first nine months of fiscal 2002, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

9. In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. No options have been granted under the plan.

10. The components of comprehensive income are as follows (in thousands):

                                                            Thirteen weeks ended           Forty         Thirty-nine
                                                            --------------------        weeks ended      weeks ended
                                                           May 4,        April 28,        May 4,          April 28,
                                                            2003           2002            2003             2002
                                                            ----           ----            ----             ----
        Net income                                        $ 3,359        $ 2,692        $ 9,998           $ 1,966
        Unrealized loss on interest rate swap                  (9)          -               (21)             -
        Foreign currency translation gain                      47           -                 6              -
                                                            -----          -----          -----             -----
        Comprehensive income                              $ 3,397        $ 2,692        $ 9,983           $ 1,966
                                                            =====          =====          =====             =====

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                                             May 4, 2003
                                                             -----------
        Unrealized loss from available-for-sale
           securities                                          $    66
        Unrealized loss on interest rate swap                      118
        Foreign currency translation loss                           61
                                                                  ----
             Accumulated other comprehensive loss              $   245
                                                                   ===

11. Supplemental cash flow information is as follows (in thousands):

                                                                       Forty          Thirty-nine
                                                                    weeks ended       weeks ended
                                                                    May 4, 2003     April 28, 2002
                                                                    -----------     --------------
              Cash paid during the period for:
                  Interest                                           $   260          $    232
                  Income taxes                                         4,296               475
              Cashless exercise of stock options                        -                8,026
              Tax benefit related to stock options                       830             6,710
              Note issued for business acquired                        1,500              -


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

Results of Operations

Thirteen weeks ended May 4, 2003 and April 28, 2002

Net sales from continuing operations for the thirteen weeks ended May 4, 2003 were approximately $26,897,000 compared to $23,499,000 in the thirteen weeks ended April 28, 2002, an increase of $3,398,000 (14.5%). Excluding the sales of $4,265,000 attributable to the acquisition of EWST, revenue in defense electronics microwave systems and components increased by $210,000. This was offset by a decrease of $1,077,000 in commercial technologies.

The gross profit margin of 32.9% in the thirteen weeks ended May 4, 2003 is lower than the margin of 35.4% in the third quarter of the prior year. The net decrease in gross margin is attributable to a combination of greater production efficiencies, including automation, and a change in product mix; offset by the investment in product design and development related to certain new programs, as well as lower margins than the Company's historical margins from the EWST revenues.

Selling and administrative expenses for the thirteen weeks ended May 4, 2003 were 14.3% of net sales as compared to 15.4% in the third quarter of fiscal 2002. The net increase in expenses of $210,000 includes expenses of EWST of $278,000, an increase in incentive compensation under employment contracts of $192,000, and a decrease in commissions of $210,000. Various other line item expenses decreased $50,000 in the quarter on a net basis.

Litigation costs related to the Robinson Labs litigation were $241,000 in the third quarter of fiscal 2003, as compared to $585,000 in the third quarter of fiscal 2002. (See Part II, Item 1. "Legal Proceedings").

Other income increased on a net basis approximately $186,000 from the prior year third quarter primarily due to interest earned during the quarter ended May 4, 2003 on the investment of cash reserves including the proceeds of approximately $64,812,000 received from the sale of common stock to the public at the end of April 2002.

Forty weeks ended May 4, 2003 and Thirty-nine weeks ended April 28, 2002

Net sales from continuing operations for the forty weeks ended May 4, 2003 were approximately $79,202,000 compared to $67,552,000 in the first nine months of fiscal 2002. The sales increase of $11,650,000 (17.2%) is attributable to increased revenue in defense electronics of $16,365,000 (including $6,930,000 attributable to the acquisition of EWST); offset by a decrease in revenue of $4,715,000 in commercial technologies.

The gross profit margin of 33.7% in the forty weeks ended May 4, 2003 is lower than the margin of 34.0% in fiscal 2002 primarily due to the combination of greater production efficiencies, including automation, and a change in product mix; offset by the investment in product design and development related to certain new programs, as well as lower margins then the Company's historical margins from the EWST revenues.

Selling and administrative expenses for the forty weeks ended May 4, 2003 were 14.7% of net sales as compared to 15.2% in the thirty-nine weeks of fiscal 2002. There was a net increase in expenses of $1,337,000 which includes expenses of EWST of $699,000, an increase in incentive compensation under employment contracts of $749,000, and a decrease in commissions of $135,000. Various other line item expenses increased during the forty weeks ended May 4, 2003 by $24,000 on a net basis.

Litigation costs related to the Robinson Labs litigation were $1,069,000 in the nine months ended May 4, 2003, as compared to $956,000 in fiscal 2002. (See Part II, Item 1. "Legal Proceedings").

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $379,000 was paid as of May 4, 2003.

Other income increased on a net basis approximately $697,000 from the prior year primarily due to interest earned on the investment of cash reserves including the proceeds of approximately $64,812,000 received from the sale of common stock to the public at the end of April 2002.

Discontinued operations

In January 2002 the Board of Directors of the Company decided to discontinue the operations of the Company's telecommunications subsidiary, Terrasat, Inc. and to seek a buyer for the business. The Company believed that Terrasat would not be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. The sale of the assets and liabilities, and the business of Terrasat was consummated on March 1, 2002 to certain employees of Terrasat for cash and a note which approximates the value of the net assets held for sale as of January 27, 2002.

Net sales of Terrasat were approximately $2,147,000 for the thirty-nine weeks ended April 28, 2002. The net loss from discontinued operations was $921,000 in 2002. The results for 2002 includes an impairment of assets adjustment of $1,166,000 and a tax benefit of $474,000.

Change in accounting principle

The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangibles as of July 30, 2001.

In connection with the adoption of SFAS 142, the Company was required to assess goodwill for impairment within six months of adoption and completed its assessment in the second quarter of fiscal 2002.

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

Liquidity and Capital Resources

As of May 4,  2003 and July 28,  2002,  working  capital  was  $123,766,000  and
$129,012,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 8.8 to 1 and 9.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $1,636,000 at May 4, 2003, and $1,371,000 at July 28, 2002. The increase is primarily attributable to contract awards at EWST.

Net cash provided by continuing operations during the forty weeks ended May 4, 2003 was approximately $10,046,000 as compared to $5,194,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from continuing operations of $13,003,000 (adjusted for depreciation and amortization), and a decrease in costs incurred and income recognized on uncompleted contracts of $2,439,000 primarily as a result of the application of advance payments, and an increase in income taxes payable of $2,157,000. Offsetting these sources of funds are a decrease in accounts payable and accrued expenses of $2,266,000, and an increase in inventory of $5,731,000.

Net cash used in investing activities consists of net cash paid for the acquisition of EWST of $2,542,000, and $2,994,000 for capital expenditures. The Company has a future commitment for $1,500,000, including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $500,000.

Net cash used in financing activities of $11,671,000 consists primarily of the acquisition of approximately 776,000 shares of treasury stock, which has been retired, for $12,187,000 under a stock buyback program approved by the Board of Directors in October 2002 for the purchase of up to 1,000,000 shares of common stock. In May 2003 the Board expanded the program by an additional 1,000,000 shares.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of

$45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.25% and 1.31%, respectively, at May 4, 2003. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of May 4, 2003 and July 28, 2002. Stand-by letters of credit were outstanding in the amount of approximately $12,321,000 under the credit facility at May 4, 2003.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $79,000,000. A significant portion of the Company's revenue for fiscal 2003 will be generated from its existing backlog of sales orders. The backlog of orders at May 4, 2003 was approximately $96,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,679,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $12,321,000.

Future payments required on long-term debt are as follows (in thousands):

            Twelve months                                             Industrial
                ended                            Mortgage               revenue                Other
                April             Total            note                  bonds              obligations
                -----             -----            ----                  -----              -----------
                2004           $    713          $      84              $    100             $    529
                2005                697                 92                   105                  500
                2006                709                 99                   110                  500
                2007                221                106                   115                  -
                2008                234                114                   120                  -
             Thereafter           4,658              2,135                 2,355                  168
                                  -----              -----                 -----                -----
                                $ 7,232            $ 2,630               $ 2,905              $ 1,697
                                  =====              =====                 =====                =====


Stand-by letters of credit expire as follows (in thousands):

               During
               fiscal
                year             Amount
                2004            $ 7,419
                2005                115
                2006              1,839
                2007              2,948
                                 ------
                               $ 12,321
                                 ======

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2003           $    299
                2004              1,106
                2005                954
                2006                969
                2007                948
             Thereafter           2,049
                                  -----
                                $ 6,325
                                  =====

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002; and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro forma disclosures of SFAS No. 123 in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro-forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in Note 1 of the Company's condensed consolidated interim financial statements in quarterly reports beginning with this initial Form 10-Q for the 13 weeks ended May 4, 2003, and the addition of a significant accounting policies
Note 1 to be included in the Company's Annual Report on Form 10K for the year ending August 3, 2003.

The Company has various fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company continues to use the intrinsic value method in APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS 148. Accordingly, no stock-based employee compensation cost has been recognized for options granted under the stock option plans. Pro forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted for all periods presented:

       Expected life of options      1.51 years
       Volatility                           .68
       Risk-free interest rate             2.8%
       Dividend yield                      zero

Had compensation cost for stock options granted in the first nine months of fiscal years 2003 and 2002 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):


                                                            Thirteen weeks ended           Forty         Thirty-nine
                                                            --------------------        weeks ended      weeks ended
                                                           May 4,        April 28,        May 4,          April 28,
                                                            2003           2002            2003             2002
                                                            ----           ----            ----             ----
        Net income - as reported                          $ 3,359        $  2,692        $ 9,998           $ 1,966
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                  (283)           (688)        (1,655)           (1,293)
                                                            -----          ------          -----             -----


        Net income  -  pro forma                          $ 3,076        $  2,004        $ 8,343           $   673
                                                            =====           =====          =====             =====

        Earnings per share  -  as reported
             Basic                                          $ .24           $ .23          $ .69             $ .18
             Diluted                                          .23             .22            .66               .16
        Earnings per share  - pro forma
             Basic                                          $ .22           $ .17          $ .58             $ .06
             Diluted                                          .21             .16            .55               .06

The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of Statement 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will apply to existing contracts, as well as new contracts entered into after June 30, 2003. Management has determined that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 4 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $118,000, net of income taxes, as of May 4, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended May 4, 2003, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post-trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed. At a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated

May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. No appeals have been filed by Robinson or RLI at this time, although Herley anticipates that appeals will be filed.

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

     None

Item 5 - Other Information:

     None

Item 6 - Exhibits And Reports On Form 8-K:

     (a) Exhibits

          10.1   2003 Stock Option Plan
          99.1   Certification of Chief Executive Officer
          99.2   Certification of Chief Financial Officer

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter of fiscal 2003.

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



                                      HERLEY INDUSTRIES, INC.
                                      -----------------------
                                            Registrant




                                      BY:   /S/      Myron Levy
                                          -------------------------------------
                                            Myron Levy, Chief Executive Officer



                                      BY:  /S/     Anello C. Garefino
                                          -------------------------------------
                                                Anello C. Garefino
                                            Principal Financial Officer


DATE: June 11, 2003

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

Date: June 11, 2003

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

Date: June 11, 2003

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer

EXHIBIT 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended May 4, 2003as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Myron Levy, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                               By:       /S/ Myron Levy
                                     -----------------------
                                           Myron Levy
                                     Chief Executive Officer
                              Dated: June 11, 2003

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

EXHIBIT 99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report on Form 10-Q of Herley Industries, Inc. and subsidiaries (the "Company") for the quarterly period ended May 4, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Anello C. Garefino, Vice President Finance, and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By:      /S/ Anello C. Garefino
                                                    ---------------------------
                                                      Anello C. Garefino
                                                      Vice President Finance and
                                                      Chief Financial Officer
                                              Dated: June 11, 2003

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended.