Form 10-K
period 2003-08-03
HERLEY INDUSTRIES INC /NEW
filed 2003-10-31
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 3, 2003

                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ...............to ...............

                                            Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             23-2413500
    ---------------------------------                        ------------------
    (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

    101 North Pointe Blvd., Lancaster, Pennsylvania                    17601
    -----------------------------------------------                  --------
    (Address of Principal Executive Offices )                       (Zip Code)

       Registrant's telephone number, including area code: (717) 735-8117
                                                           --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of $18.29 as of October 17, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was $233,720,429.

The number of shares outstanding of registrant's common stock, $ .10 par value as of October 17, 2003 was 14,013,101.

Documents incorporated by reference:
-----------------------------------
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
   Item 1.    Business.                                                      1
   Item 2.    Properties.                                                   11
   Item 3.    Legal Proceedings.                                            11
   Item 4.    Submission of Matters to a Vote of Security Holders.          12
PART II
   Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters.                                       12
   Item 6.    Selected Financial Data.                                      13
   Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                       14
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.   23
   Item 8.    Financial Statements and Supplementary Data.                  24
   Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.                       24
   Item 9A.   Controls and Procedures.                                      24
PART III
   Item 10.   Directors and Executive Officers of the Registrant.           25
   Item 11.   Executive Compensation.                                       25
   Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.                 25
   Item 13.   Certain Relationships and Related Transactions.               25
   Item 14.   Principal Accountant Fees and Services                        25
PART IV
   Item 15.   Exhibits, Financial Statement Schedules, and Reports
              on Form 8K.                                                   26
SIGNATURES                                                                  28
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-1

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

Item 1.  Business

BACKGROUND

Herley is a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, Lockheed Martin and Boeing), the U.S. government (including the Department of Defense, NASA and other U.S. government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

ACQUISITIONS

We have grown internally and through strategic acquisitions over the past ten years and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations.

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

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through our 38 year focus on research and development and our state-of-the-art design and production capabilities. We have recently completed construction of state-of-the-art manufacturing facilities in Lancaster, Pennsylvania, where we have a full range of capabilities including long and short run production, hardware assembly and full-service engineering. In addition, we have highly capable manufacturing facilities located in Woburn, Massachusetts; Farmingdale, New York; Aldershot, England; and Jerusalem, Israel. We continue to develop and reward our engineers in order to maintain our expertise in-house.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base, with only the U.S. government, at approximately 25%, representing more than 10% of our fiscal 2003 revenues. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 36% of our revenues in fiscal 2003.

- LONG-STANDING INDUSTRY RELATIONSHIPS. We have established long-standing relationships with the U.S. government and other key organizations in the aerospace and defense industry after 38 years in the defense electronic industry. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements.

- SUCCESSFUL ACQUISITION TRACK RECORD. We have demonstrated that we can successfully integrate acquired companies. We are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies.

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2003, we spent over $6.3 million on new product development, of which our customers funded approximately $3.2 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

- EXPERIENCED MANAGEMENT TEAM. Our senior management team averages over 23 years of experience in the defense electronics industry.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 MHz to 12GHz with power levels from multi-kilowatts up to 15W, depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics. We have an exclusive sales and marketing agreement with EADS ewation, Grintek ewation, Sysdel Close Corporation and Indra regarding high power amplifiers for monitoring, reconnaissance and countermeasures.

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

Simulation Equipment. EW Simulation Technology Limited ("EWST"), a U.K. company and wholly owned subsidiary, designs and manufactures radar threat and electronic countermeasures simulation equipment for electronic warfare training and test and evaluation applications. Radar threat and countermeasures simulator products include but are not limited to the following:

CHAMELEON is a real time electronic countermeasures ("ECM") jamming simulator. It uses a variety of ECM techniques and radar target modeling for training and testing of both radar and EW operators and systems. CHAMELEON offers a fully programmable ECM capability using Digital RF Memories ("DRFM") technology. The system offers fully coherent jamming in both range and velocity through the use of 8-bit DRFM technology together with GUI software. Target modeling includes Swerling fluctuations, cross-section synthesis and clutter generation. The CHAMELEON is suited for ground-based and airborne ECM test and training systems.

The RSS8000 Series Radar Threat Simulator generates real-time user programmable radar threats and provides output configurations in digital (On-board trainer-OBT) and RF (RSS series) formats. The system can be used for EW system test and evaluation as well as for EW operator training in laboratory and more rugged environments. The RSS8000 equipment covers the 100MHz to 40 GHz range and can be configured to suit any application from a portable single RF source unit to a multiple RF source and multiple port DF system. The DF systems are available in amplitude, DTOA and/or phase formats with the ports being capable of angular rotation.

Mobile EW and Radar Test Systems ("MERTS") is a mobile EW and radar test system providing complete jamming and radar threat test facility for field use. It provides a turnkey test and evaluation equipment for field applications and includes both the CHAMELEON and RSS8000 systems integrated into one operational unit. The MERTS equipment is housed within an air-conditioned ISO container mounted on a four-wheel drive truck that allows on-site test and evaluation of radar and EW systems as well as operator training.

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

CUSTOMERS

During the fiscal year ended August 3, 2003, approximately 25% of our net sales were attributable to contracts with offices and agencies of the U.S. government. No other customers accounted for shipments in excess of 10% of net sales.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

      Boeing                    BAE Systems                Harris
      Lockheed Martin           Northrop Grumman           Raytheon

During fiscal 2003, sales to foreign customers accounted for approximately 36% of our net sales. Domestic sales to foreign customers accounted for 16% of net sales. Sales from England and Israel each accounted for 10% of net sales to foreign customers. The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales also are subject to us obtaining export licenses for certain products and systems.

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

Assembly, test, package and shipment of products are done at our manufacturing facilities located in the following cities:

Lancaster, Pennsylvania
Farmingdale, New York
Woburn, Massachusetts
Jerusalem, Israel
Aldershot, England

BACKLOG

Our total backlog of orders was approximately $89.9 million on August 3, 2003 as compared to $82.7 million on July 28, 2002. Of our total backlog at August 3, 2003, $51.3 million (57%) is attributable to domestic orders and $38.6 million (43%) is attributable to foreign orders. Management anticipates that approximately $76.9 million of its backlog will be shipped during the fiscal year ending August 1, 2004.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. Our primary efforts are focused on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $6.3 million in fiscal 2003, $5.6 million in fiscal 2002 and $4.6 million in fiscal 2001, of which we paid approximately $3.1 million in fiscal 2003, $2.3 million in fiscal 2002 and $2.6 million in 2001. The remainder of these costs were paid by some of our customers.

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

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets and employee and third-party non-disclosure agreements to protect our intellectual property, as well as limiting access to the distribution of proprietary information. We cannot assure you that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. Furthermore, we cannot assure you that, in the future, third parties will not assert infringement claims against us with respect to our products. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting our business, financial condition and results of operations. In the event a third party were successful in a claim that one of our products infringed its proprietary rights, we may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes on such proprietary rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of October 5, 2003, we employed 707 persons full time. Of these employees, 115 comprise the engineering staff, 504 constitute manufacturing personnel, 29 occupy sales and marketing positions, and 59 are in executive, management, and support functions. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be satisfactory. We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan and stock option plans.

OFFICERS OF THE REGISTRANT
                                 Served as
Name                    Age    Officer Since          Position(s) and Offices
----                    ---    -------------          -----------------------

Lee N. Blatt            75        1965                 Chairman of the Board
Myron Levy              62        1988                 Vice Chairman
                                                        Chief Executive Officer
                                                        and Director
John M. Kelley          50        1998                 President
William Wilson          54        2002                 Vice President
                                                        Chief Operating Officer
Rozalie Schachter       56        2000                 Vice President
                                                        Business Development
Anello C. Garefino      56        1993                 Vice President-Finance,
                                                        Treasurer and Chief
                                                        Financial Officer
John A. Carroll         52        2003                 Vice President
                                                        Human Resources
Howard M. Eckstein      52        1998                 Vice President
Mitchell Tuckman        53        1999                 Vice President
Richard Poirier         38        2003                 Vice President
David H. Lieberman      58        1985                 Secretary and Director

Item 2.  Properties

Our facilities are as follows:

                                                                                                 Owned
                                                                                                   or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                         ----         ------
Lancaster, PA               Corporate headquarters                              3,300 sq. ft.    Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.   Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned
Farmingdale, NY (1)         Production, engineering and administration          46,000 sq. ft.   Leased
                                                                                14,000 sq. ft.   Leased
Jerusalem, Israel           Production, engineering and administration          20,000 sq. ft.   Owned
Aldershot, England (2)      Production, engineering and administration            6,300 sq. ft.  Leased
Chicago, IL                 Engineering and administration                        3,000 sq. ft.  Leased
Lancaster, PA               Land held for expansion                                20.4 Acres    Owned
--------------

     (1) On September 23, 1999 the Company closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership owned by the children of Messrs Blatt and Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term.
     (2) As of September 1, 2002, the Company entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited as discussed in Note B of the financial statements.

In addition to the above operating facilities, the Company has an idle facility in Billerica, MA which is under sublease.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post- trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed.

At a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. On May 28, 2003, RLI filed a notice of cross-appeal. Robinson has not appealed. Herley filed its brief in support of its appeal before the Second Circuit on August 22, 2003. RLI timely filed its brief in response to Herley's appeal and in support of RLI's cross-appeal. Herley is now required to file a response to RLI's brief and thereafter RLI will file a response to Herley's brief. Oral argument has not yet been scheduled.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholders
           Matters

     (a) The Company's Common Stock is traded in the NASDAQ National Market under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by the NASDAQ National Market for the Company's Common Stock for the periods indicated and gives retroactive effect to the three-for-two stock split of the Common Stock on September 10, 2001.

                                                             Common Stock
                                                             ------------
                                                           High        Low
                                                           ----        ---
     Fiscal Year 2002
         First Quarter................................. $ 18.50     $ 11.17
         Second Quarter................................   17.13       13.10
         Third Quarter.................................   24.49       14.96
         Fourth Quarter................................   22.33       17.55

     Fiscal Year 2003
         First Quarter.................................   21.30       14.50
         Second Quarter................................   18.54       14.00
         Third Quarter.................................   17.43       13.06
         Fourth Quarter................................   18.56       14.50
     Fiscal Year 2004
         First Quarter (through October 17, 2003)......   20.55       17.50

     The closing price on October 17, 2003 was $18.29.

     (b) As of October 17, 2003, there were approximately 222 holders of record of the Company's Common Stock.
     (c) There have been no cash dividends declared or paid by the Company on its Common Stock during the past two fiscal years.

Item 6. Selected Financial Data (in thousands except per share data):

                                                   53 weeks                       52 weeks ended
                                                     ended       -----------------------------------------------
                                                   August 3,     July 28,     July 29,     July 30,    August 1,
                                                     2003          2002         2001         2000        1999
                                                     ----          ----         ----         ----        ----

Net sales (4)                                   $   110,223       92,881      76,494        70,537     61,036

Income from continuing operations               $    13,937       10,730       7,573         7,639      7,862

Loss from discontinued operations               $     -             (921)       (168)        -           -

Loss on extinguishment of debt                  $     -            -           -             -           (127)

Cumulative effect of adopting SFAS 142          $     -           (4,637)      -             -           -

Net income                                      $    13,937        5,172       7,405         7,639      7,735

Per share data from continuing operations (1),
  (2), (3)
     Basic                                      $       .97          .89          .75         1.05       1.00
     Assuming Dilution                          $       .93          .83          .69          .96        .92

Total Assets                                    $   197,564      190,202      114,597       86,656     74,056
Total Current Liabilities                       $    18,974       15,263       18,732       12,783     10,513
Long-Term Debt net of current portion           $     6,403        5,684        2,740        2,931     15,437

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

                                                                 53 weeks           52 weeks ended
                                                                   ended        -----------------------
                                                                 August 3,      July 28,       July 29,
                                                                   2003           2002           2001
                                                                   ----           ----           ----

Net sales                                                         100.0%         100.0%         100.0%
Cost of products sold                                              66.4%          66.7%          66.3%
                                                                  ------          -----        -------

Gross profit                                                       33.6%          33.3%          33.7%

Selling and administrative expenses                                14.7%          14.3%          19.0%
Litigation costs                                                    1.1%           2.2%           0.3%
Plant closing costs                                                -               0.4%           -
                                                                  ------         ------        -------

Income from operations                                             17.8%          16.4%          14.4%
                                                                   -----          -----          -----

Other income (expense), net:
     Investment income                                              1.0%           0.8%           0.9%
     Interest expense                                              (0.3)%         (0.4)%         (0.3)%
                                                                   ------         ------         ------
                                                                    0.7%           0.4%           0.6%
                                                                   -----          -----          -----
Income from continuing operations before
     income taxes                                                   18.5%         16.8%          15.0%
Provision for income taxes                                           5.9%          5.2 %          5.1%
                                                                   ------         ------         -----
Income from continuing operations                                   12.6%         11.6%           9.9%
Loss from discontinued operations                                     -            1.0%           0.2%
                                                                   ------         -----          -----
Income before cumulative effect of change
     In accounting principle                                        12.6%         10.6%           9.7%
Cumulative effect of adopting SFAS 142                                -           (5.0)%           -
                                                                   ------        ------          -----
Net income                                                          12.6%          5.6%           9.7%
                                                                   ======        ======          =====

     Fiscal 2003 Compared to Fiscal 2002
     -----------------------------------

Net sales from continuing operations for the 53 weeks ended August 3, 2003 were approximately $110,223,000 compared to $92,881,000 for fiscal 2002. The net sales increase of $17,342,000 (18.7%) is attributable to increased revenue in defense electronics of $23,131,000 (including $11,212,000 through the acquisition of EWST); offset by a decrease of $5,789,000 in commercial technologies.

Gross profit of 33.6% for the 53 weeks ended August 3, 2003 is slightly better than the prior year of 33.3%. The Company benefitted from increased absorption of fixed overhead costs and production efficiencies, including automation of certain processes. Offsetting these benefits was the increased investment in product development up from approximately $2.3 million in fiscal 2002 to $3.1 million in fiscal 2003. In addition, the margins on the EWST sales were lower than the Company's historical margins.

Selling and administrative expenses for the 53 weeks ended August 3, 2003 were 14.7% of net sales as compared to 14.3% in fiscal 2002. There was a net increase in expenses of $2,958,000 which includes expenses of EWST of $1,096,000, an increase in incentive compensation under employment contracts of $1,072,000, amortization of acquired intangibles of $217,000 related to EWST, increased audit and tax fees of $134,000, payroll costs of $322,000, and travel expenses of $121,000; offset by a decrease in commissions and fees of $174,000. Various other line item expenses increased during the 53 weeks ended August 3, 2003 by $170,000 on a net basis.

Litigation costs in fiscal 2003 decreased $932,000 from the level of fees incurred in fiscal 2002. The litigation costs are directly related to the Robinson Labs litigation which is currently in the appeals process. (See Item 3. "Legal Proceedings").

Plant closing costs in connection with the facilities in Nashua, NH and Anaheim, CA were accrued in October 2001 in the amount of $406,000 of which $389,000 was paid as of August 3, 2003.

Other income increased on a net basis approximately $383,000 from the prior year primarily due to interest earned on the investment of cash reserves including the proceeds of approximately $64,812,000 received from the sale of common stock to the public at the end of April 2002.

The effective income tax rate for fiscal 2003 was 31.8% as compared to 31.2% in fiscal 2002. The overall effective tax rate is lower than the statutory income tax rate of 34% due to various favorable tax benefits including a lower effective tax rate on foreign-source income and the tax benefit attributable to extra territorial income.

     Fiscal 2002 Compared to Fiscal 2001
     -----------------------------------

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

In January 2002 the Board of Directors of the Company decided to discontinue the operations of Terrasat and to seek a buyer for the business. The Company believed that Terrasat would not be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. The assets and liabilities of Terrasat at July 29, 2001 have been classified in the accompanying balance sheet as "Assets held for sale," and "Liabilities held for sale." Results of operations and cash flows of Terrasat have been classified as "Loss from discontinued operations," and "Net cash provided by (used in) discontinued operations," respectively.

The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the carrying value of the net assets held for sale as of January 27, 2002 of $878,000.

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

An impairment test was performed in the fourth quarter of fiscal 2003 based on the current market capitalization of the Company. There was no impairment of goodwill at August 3, 2003. An annual impairment test will be performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

Amortization of goodwill charged to continuing operations for the fiscal year ended July 29, 2001 was approximately $1,296,000. Amortization of goodwill charged to discontinued operations for the fiscal year ended July 29, 2001 was approximately $208,000.

Quarterly Results

The following is a summary of the unaudited quarterly operations for the 53 weeks ended August 3, 2003 and for the 52 weeks ended July 28, 2002 (in thousands, except for per share data).

                                                  November 3,     February 2,      May 4,        August 3,
                                                     2002            2003           2003           2003
                                                     ----            ----           ----           ----
Net sales                                         $  27,290         25,015         26,897           31,021
Gross profit                                          9,191          8,673          8,851           10,286
Income from continuing operations                     3,352          3,287          3,359            3,939
                                                     ------         ------         ------           -----
     Net income                                   $   3,352          3,287          3,359            3,939
                                                     ======         ======         ======           =====

Earnings per common share - Basic
     Income from continuing operations            $    .23            .23            .24             .28
                                                       ---            ---            ---             ---
       Net income                                 $    .23            .23            .24             .28
                                                       ===            ===            ===             ===

Basic weighted average shares                         14,668         14,464         14,218          13,921
                                                      ======         ======         ======          ======

Earnings per common share - Diluted
     Income from continuing operations            $    .22            .22            .23             .27
                                                       ---            ---            ---             ---
       Net income                                 $    .22            .22            .23             .27
                                                       ===            ===            ===             ===

Diluted weighted average shares                       15,506         15,124         14,848          14,600
                                                      ======         ======         ======          ======

                                                  October 28,     January 27,     April 28,      July 28,
                                                     2001            2002           2002           2002
                                                     ----            ----           ----           ----
Net sales                                         $  22,213         21,840         23,499           25,329
Gross profit                                          7,639          7,036          8,323            7,936
Income from continuing operations                     2,439          2,393          2,692            3,206
Loss from discontinued operations                      (144)          (777)         -                -
Cumulative effect of adopting SFAS 142               (4,637)         -              -                -
                                                     -------        -------        -------          ------
     Net income (loss)                            $  (2,342)         1,616          2,692            3,206
                                                     =======        =======        =======          ======

Earnings (loss) per common share - Basic
     Income from continuing operations            $     .23            .21             .23             .22
     Loss from discontinued operations            $    (.01)          (.07)            -               -
     Cumulative effect of adopting SFAS 142       $    (.43)           -               -               -
                                                      ------         ------           ----            ----
       Net income (loss)                          $    (.22)           .14             .23             .22
                                                      ======         ======           ====            ====

Basic weighted average shares                         10,695         11,238         11,559          14,671
                                                      ======         ======         ======          ======

Earnings (loss) per common share - Diluted
     Income from continuing operations            $     .21            .20             .22             .21
     Loss from discontinued operations            $    (.01)          (.06)            -               -
     Cumulative effect of adopting SFAS 142       $    (.40)           -               -               -
                                                      ------           ----           ----             ---
       Net income (loss)                          $    (.20)            .13            .22             .21
                                                      ======           ====           ====             ===

Diluted weighted average shares                       11,695         11,986         12,495          15,580
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

Liquidity and Capital Resources

As of August 3, 2003 and July 28, 2002,  working  capital was  $128,323,000  and
$129,012,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.8 to 1 and 9.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for the Company to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of these advanced payments was approximately $856,000 at August 3, 2003, and $1,371,000 at July 28, 2002.

Net cash provided by continuing operations was approximately $14,567,000 in fiscal 2003 as compared to $13,139,000 in 2002. Significant items contributing to the sources of funds include income from operations of $18,239,000 (adjusted for depreciation and amortization), a net increase in deferred taxes of $816,000, and an increase in income taxes of $3,627,000. Offsetting these sources of funds are increases in accounts receivable of $2,039,000, costs incurred and income recognized in excess of billings on uncompleted contracts of $1,258,000, and an increase in inventory of $3,846,000.

Net cash used in investing activities consists of $3,876,000 for capital expenditures, and $2,542,000 for the acquisition of EWST. The Company has a note payable of $1,500,000, including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $500,000 beginning October 1, 2003.

During the fiscal year ended August 3, 2003, the Company received approximately $1,994,000 from the exercise of common stock options by employees.

On May 30, 2003 the Company announced an expansion of the stock repurchase program initially announced in October 2002 from 1,000,000 to an aggregate of 2,000,000 shares. As of August 3, 2003, the Company acquired approximately 940,000 shares of common stock under this program at an aggregate cost of approximately $14,668,000.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.10%, respectively, at August 3, 2003. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of August 3, 2003 and July 28, 2002. During the fiscal year ended July 28, 2002, the Company borrowed and repaid $4,300,000 under the credit facility for working capital needs. There were no borrowings during fiscal year 2003. Stand-by letters of credit were outstanding in the amount of $12,454,000 under the credit facility at August 3, 2003.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and the approximately $64,812,000 net proceeds from the sale of 3,000,000 shares of common stock to the public on April 30, 2002 (See Note M of the financial statements). A significant portion of the Company's revenue for fiscal 2004 will be generated from its existing backlog of sales orders. The backlog of orders at August 3, 2003 was approximately $89,949,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,546,000 available under its bank credit facility, net of outstanding stand-by letters of credit of $12,454,000, and cash reserves at August 3, 2003 of approximately $81,811,000.

Future payments required on long-term debt are as follows (in thousands):


      During                          Industrial
      fiscal               Mortgage     revenue       EWST
       year       Total      note        bonds        note   Other
       ----       -----      ----        -----        ----   -----
       2004     $  686    $    86     $   100      $   500   $ -
       2005        698         93         105          500     -
       2006        711        101         110          500     -
       2007        223        108         115           -      -
       2008        236        116         120           -      -
      Future     4,535      2,106       2,355           -      74
                 -----      -----       -----        -----     --
               $ 7,089    $ 2,610     $ 2,905      $ 1,500   $ 74
                 =====      =====       =====        =====     ==


Stand-by letters of credit expire as follows:

               During
               fiscal
                year             Amount
                ----             ------
                2004           $  7,365
                2005                211
                2006              1,930
                2007              2,948
                                 ------
                               $ 12,454
                                 ======

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2004            $ 1,121
                2005              1,033
                2006                978
                2007                957
                2008                932
               Future             1,143

Critical Accounting Policies and Estimates

The Company's established policies are outlined in the footnotes to the Consolidated Financial Statements entitled "Summary of Significant Accounting Policies" (contained in Part II, Item 8 of this Form 10-K). As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined below.

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

Prospective losses on contracts are based upon the anticipated excess of manufacturing costs over the selling price of the units to be delivered under the contract and are recorded when first reasonably determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs.

Inventories are stated at lower of cost (principally first-in, first-out) or market. A valuation allowance for obsolete and slow-moving inventory is established based upon an aging of raw material components. Current requirements for raw materials are evaluated based on current backlog of orders for products in which the components are used and anticipated future orders.

Under the non-amortization approach in accounting for goodwill under SFAS No. 142, goodwill is not amortized into results of operations but instead is reviewed for impairment and written down and charged to results of operations in the period in which the recorded value of goodwill is more than its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year and any impairment of goodwill is charged to operations.

Provisions for federal, foreign, state and local income taxes are calculated on reported financial statement pretax income based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

New Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The Company is currently evaluating the provisions of this interpretation; however, it does not believe they will have a material effect on the Company's future results of operations or financial condition.

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

The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in the Company's condensed consolidated interim financial statements, and the addition of a significant accounting policies note included in this Annual Report Form 10K for the year ended August 3, 2003 (See Note A.14).

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company is in the process of assessing the impact of adopting this Interpretation; however, it does not believe it will have a material effect on its financial position or future results of operations.

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

In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $74,000 as of August 3, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended August 3, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company also has a $50,000,000 Revolving Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.10%, respectively, at August 3, 2003. The credit line is reviewed on an annual basis.

Since the acquisitions of GMC and EWST, the Company is subject to movements in foreign currency rate changes related to the Company's operations in Israel and in England.

The Company does not anticipate any other material changes in its primary market risk exposures in fiscal 2004.

The table below provides information about the Company's debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the mortgage and the industrial revenue bonds, and corresponding fair values are as follows:

           Fiscal year ending:          Bonds
           ------------------           -----
              2004                    $  100
              2005                       105
              2006                       110
              2007                       115
              2008                       120
              2009 and later           2,355
                                       -----
                                      $2,905
                                       =====
            Fair value                $2,905
                                       =====

The Company does not consider the market risk exposure relating to foreign currency exchange or interest rates to be material.

There were no borrowings outstanding under the revolving credit facility as of August 3, 2003.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

       The Company, under the supervision and with the participation of its management, including the Registrant's principal executive officer (Vice Chairman of the Board/Chief Executive Officer) and principal financial officer (Vice President Finance/Chief Financial Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 3, 2003 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting.

       During the quarter ended August 3, 2003, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2004, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 3, 2003.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits
      3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).
      3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
      10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
      10.2 1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10, 1997).
      10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
      10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12, 2001).
      10.5 2003 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 11, 2003).
      10.6 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
      10.7 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002). 10.8 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit
            2.1 of Registration Statement Form S-3 dated September 4, 1997).
      10.9 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).
      10.10 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
      10.11 Loan Agreement dated June 19, 2002 among the Registrant, Allfirst Bank and Fulton Bank. (Exhibit 10.10 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
      10.12 Amendment (dated May 2, 2003) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank.
      10.13 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13, 2000).
      10.14 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).
      10.15 Common Stock Purchase Agreement dated as of December 4, 2000 between Registrant and Terrasat, Inc. (Exhibit 10.2 of Form 10-Q dated December 12, 2000).
      10.16 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
      10.17 Common Stock Purchase Agreement dated as of September 20, 2002 between Registrant and EW Simulation Technology, Limited. (Exhibit
            10.17 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
      10.18 Trust Indenture dated as of October 19, 2001 between Registrant, and East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee. (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
      23.1  Consent of Deloitte & Touche LLP.
      31.1  Certification of Myron Levy pursuant to Rule 13a-14(a).
      31.2  Certification of Anello C. Garefino pursuant to Rule 13a-14(a).
      32.1  Certification of Myron Levy pursuant to 18 U.S.C. Section 1350.
      32.2  Certification  of Anello C. Garefino  pursuant to 18 U.S.C.  Section
            1350.

(b)  Financial Statements

         (1) See Index to Consolidated Financial Statements at Page F-1.

         (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 29.

(c)  Reports on Form 8-K

         During the fourth quarter of fiscal 2003, the Registrant filed the following report under Form 8-K:

         The Company filed a report on June 9, 2003 in connection with the release of its financial results for the third quarter and nine months ended May 4, 2003.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2003.

                                  HERLEY  INDUSTRIES,  INC.

                                  By:          /S/  Lee N. Blatt
                                        -----------------------------------
                                        Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 31, 2003 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                     Chairman of the Board
   -----------------------------------------
      Lee N. Blatt

By:    /S/  Myron Levy                       Vice Chairman of the Board
   ----------------------------------------- Chief Executive Officer and
      Myron Levy                              Director
                                             (Principal Executive Officer)

By:    /S/  Anello C. Garefino               Vice President Finance,
   ----------------------------------------- CFO, Treasurer
      Anello C. Garefino                     (Principal Financial Officer)

By:    /S/  David H. Lieberman               Secretary and Director
   -----------------------------------------
      David H. Lieberman

By:    /S/  Edward K. Walker, Jr.            Director
   -----------------------------------------
      Edward K. Walker, Jr.

By:    /S/  John A. Thonet                   Director
   -----------------------------------------
      John A. Thonet

By:    /S/ Robert M. Moore                   Director
   -----------------------------------------
      Robert M. Moore

By:    /S/ Edward A. Bogucz                  Director
   -----------------------------------------
      Edward A. Bogucz


Schedule II - Valuation and Qualifying Accounts (in thousands)

          Column A                 Column B                 Column C                  Column D        Column E
          --------                 --------                 --------                  --------        --------
                                                            Additions
                                                  ----------------------------         Amount
                                                                    Charged to         written
                                  Balance at      Charged to          other              off         Balance at
                                   beginning       costs and        accounts -         against         end of
          Description              of period       expenses          describe          reserve         period
          -----------             ----------      ----------        ----------         -------       ----------

Valuation accounts deducted from assets to which they apply:

       August 3, 2003:
          Inventory                $ 2,407           $ 526            $  -             $ 194            $ 2,739

       July 28, 2002:
          Inventory                $ 2,205           $ 202            $  -             $  -             $ 2,407

       July 29, 2001:
          Inventory                $ 1,891           $ 515            $ 153 (1)        $ 354            $ 2,205

(1) Reserve established in connection with the acquisition of AMT.

All other Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-3

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, August 3, 2003 and July 28, 2002          F-4

     Consolidated Statements of Income for the 53 weeks ended
        August 3, 2003, and the 52 weeks ended July 28, 2002
        and July 29, 2001                                                   F-5

     Consolidated Statements of Shareholders' Equity for the 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002
        and July 29, 2001                                                   F-6

     Consolidated Statements of Cash Flows for the 53 weeks ended
        August 3, 2003, and the 52 weeks ended July 28, 2002
        and July 29, 2001                                                   F-7

     Notes to Consolidated Financial Statements                             F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries ("the Company") as of August 3, 2003 and July 28, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 as it relates to the years ended August 3, 2003 and July 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the year ended July 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 3, 2001, except with respect to disclosures regarding discontinued operations, now included in Note Q to the financial statements, as to which their report was dated March 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 3, 2003 and July 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to the years ended August 3, 2003 and July 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ DELOITTE & TOUCHE LLP

October 24, 2003
Baltimore, Maryland

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

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       August 3,     July 28,
                                                                                         2003         2002
                                                                                       --------     --------

                                     ASSETS
Current Assets:
               Cash and cash equivalents                                              $  81,523    $  86,210
               Accounts receivable                                                       16,525       14,486
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts                                    6,960        6,882
               Other receivables                                                            827          274
               Inventories, net of allowance of $2,739 in 2003
                 and $2,407 in 2002                                                      37,545       33,371
               Prepaid income taxes                                                           -          382
               Deferred taxes and other                                                   3,207        2,670
                                                                                       --------     --------
                        Total Current Assets                                            146,587      144,275
Property, Plant and Equipment, net                                                       22,406       22,231
Goodwill                                                                                 25,729       21,665
Intangibles, net of accumulated amortization of $403 in 2003
               and $145 in 2002                                                           1,542          423
Available-For-Sale Securities                                                                75           46
Other Investments                                                                           162          195
Other Assets                                                                              1,063        1,367
                                                                                       --------     --------
                                                                                      $ 197,564    $ 190,202
                                                                                       ========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
               Current portion of long-term debt                                      $     686    $     215
               Accounts payable and accrued expenses                                     14,026       12,857
               Income taxes payable                                                       2,670            -
               Reserve for contract losses                                                  736          820
               Advance payments on contracts                                                856        1,371
                                                                                       --------     --------
                        Total Current Liabilities                                        18,974       15,263
Long-term Debt                                                                            6,403        5,684
Deferred Income Taxes                                                                     4,945        3,897
                                                                                       --------     --------
                                                                                         30,322       24,844
                                                                                       --------     --------
Commitments and Contingencies
Shareholders' Equity:
               Common stock, $.10 par value; authorized
                 20,000,000 shares; issued and outstanding
                 13,969,151 in 2003 and 14,680,960 in 2002                                1,397        1,468
               Additional paid-in capital                                               104,551      116,579
               Retained earnings                                                         61,478       47,541
               Accumulated other comprehensive loss                                        (184)        (230)
                                                                                       --------     --------
                        Total Shareholders' Equity                                      167,242      165,358

                                                                                       --------     --------
                                                                                      $ 197,564    $ 190,202
                                                                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                                 52 weeks ended
                                                              53 weeks ended     --------------
                                                                 August 3,     July 28,    July 29,
                                                                   2003         2002        2001
                                                                 --------     --------    --------

Net sales                                                       $ 110,223    $  92,881   $  76,494
                                                                 --------     --------    --------

Cost and expenses:
          Cost of products sold                                    73,222       61,947      50,691
          Selling and administrative expenses                      16,187       13,229      14,545
          Litigation costs                                          1,147        2,079         265
          Plant closing costs                                        -             406        -
                                                                 --------     --------    --------
                                                                   90,556       77,661      65,501
                                                                 --------     --------    --------

          Income from operations                                   19,667       15,220      10,993
Other income, net                                                     769          386         447
                                                                 --------     --------    --------

          Income from continuing operations
              before income taxes                                  20,436       15,606      11,440
Provision for income taxes                                          6,499        4,876       3,867
                                                                 --------     --------    --------

          Income from continuing operations                        13,937       10,730       7,573
Loss from discontinued operations
  (including net loss on sale of $1,166)
  net of income tax benefit                                          -            (921)       (168)
                                                                 --------     --------    --------
          Income before cumulative effect of change
            in accounting principle                                13,937        9,809       7,405
Cumulative effect of adopting SFAS 142                                -         (4,637)       -
                                                                 --------     --------    --------

          Net income                                            $  13,937    $   5,172   $   7,405
                                                                 ========     ========    ========

Earnings (loss) per common share - Basic
          Income from continuing operations                         $ .97        $ .89       $ .75
          Loss from discontinued operations                            -          (.08)       (.02)
          Cumulative effect of adopting SFAS 142                       -          (.39)         -
                                                                      ---          ---         ---
             Net earnings                                           $ .97        $ .43       $ .73
                                                                      ===          ===         ===

          Basic weighted average shares                            14,317       12,041      10,082
                                                                   ======       ======      ======

Earnings (loss) per common share - Diluted
          Income from continuing operations                         $ .93        $ .83       $ .69
          Loss from discontinued operations                            -          (.07)       (.02)
          Cumulative effect of adopting SFAS 142                       -          (.36)         -
                                                                      ---          ---         ---
             Net earnings                                           $ .93        $ .40       $ .68
                                                                      ===          ===         ===

          Diluted weighted average shares                          15,031       12,978      10,956
                                                                   ======       ======      ======

The accompanying notes are an integral part of these financial statements.



                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002 and July 29, 2001
                        (In thousands except share data)

                                                                                                              Accumulated
                                                        Common Stock    Additional                               Other
                                                        ------------     Paid-in     Retained    Treasury    Comprehensive
                                                   Shares      Amount    Capital     Earnings     Stock          Loss       Total
                                                   ------      ------    -------     --------     -----          ----       -----
Balance at July 30, 2000                          5,993,870   $   599    29,808      34,964        -             -      $  65,371

Net income                                                                            7,405                                 7,405
Exercise of warrants issued in
  connection with business acquired
   in 1999                                          946,349        95    14,664                                            14,759
Exercise of stock options
  and warrants                                       94,134        10     1,239                                             1,249
Tax benefit upon exercise of stock
  options                                                83                  83
Purchase of 10,800 shares
  of treasury stock                                                                                (194)                     (194)
Retirement of treasury shares                       (10,800)       (1)     (193)                    194                       -
Three-for-two stock split                         3,513,736       351      (351)                                              -

                                                 ----------     -----   -------      ------      ------         ---        ------
Balance at July 29, 2001                         10,537,289   $ 1,054    45,250      42,369        -             -      $  88,673

Net income                                                                            5,172                                 5,172
Net proceeds of public offering
  of 3,000,000 shares of common stock             3,000,000       300    64,512                                            64,812
Exercise of stock options
  and warrants                                    1,143,671       178    11,832                 (11,873)                      137
Tax benefit upon exercise of stock
  options                                                                 6,794                                             6,794
Retirement of treasury shares                                     (64)  (11,809)                 11,873                       -
Other comprehensive loss, net of tax:
    Unrealized loss from
        available-for-sale securities                                                                          (66)           (66)
   Unrealized loss on interest rate swap                                                                       (97)           (97)
   Foreign currency translation loss                                                                           (67)           (67)

                                                 ----------     -----   -------      ------      ------        ---        -------

Balance at July 28, 2002                         14,680,960   $ 1,468   116,579      47,541        -          (230)     $ 165,358

Net income                                                                           13,937                                13,937
Exercise of stock options                           227,799        23     1,971                                             1,994
Tax benefit upon exercise of stock
  options                                                                   575                                               575
Purchase of 939,608 shares of treasury stock                                                    (14,668)                  (14,668)
Retirement of treasury shares                      (939,608)      (94)  (14,574)                 14,668                       -
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                           18             18
   Unrealized gain on interest rate swap                                                                        47             47
   Foreign currency translation (loss)                                                                         (19)           (19)

                                                 ----------     -----   -------      ------      ------        ---        -------
Balance at August 3, 2003                        13,969,151   $ 1,397   104,551      61,478        -          (184)     $ 167,242
                                                 ==========     =====   =======      ======      ======        ===        =======


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                        52 weeks ended
                                                                                 53 weeks ended         --------------
                                                                                     August 3,       July 28,    July 29,
                                                                                       2003            2002        2001
                                                                                       ----            ----        ----
Cash flows from operating activities:
        Income from continuing operations                                           $ 13,937        $ 10,730    $  7,573
                                                                                      ------          ------      ------
        Adjustments to reconcile net income to net cash provided by operations:
               Depreciation and amortization                                           4,302           3,917       4,772
               (Gain) loss  on sale of fixed assets                                      (17)             45           4
               Equity in income of limited partnership                                   (16)            (48)        (49)
               (Increase) decrease in deferred tax assets                               (232)           (712)        962
               Increase (decrease) in deferred tax liabilities                         1,048            (471)     (1,119)
               Changes in operating assets and liabilities:
                     (Increase) decrease in accounts receivable                       (2,039)          1,583        (547)
                     (Increase) in costs incurred and income
                        recognized in excess of billings on
                        uncompleted contracts                                         (1,258)         (6,341)       (395)
                     (Increase) decrease in other receivables                           (380)             (2)        133
                     (Increase) in inventories                                        (3,846)         (1,974)     (6,880)
                     Decrease in prepaid expenses and other                              (52)           -             25
                     Increase in accounts payable
                       and accrued expenses                                              491             429       1,088
                     (Decrease) increase in billings in excess of
                       costs incurred and income recognized
                       on uncompleted contracts                                         -               (531)        531
                     Increase (decrease) in income taxes payable                       3,627           5,351        (281)
                     (Decrease) increase in reserve for contract losses                 (668)            348      (1,201)
                     (Decrease) increase in advance payments on contracts               (515)          1,110        (745)
                     Other, net                                                          185            (295)        (13)
                                                                                      ------          ------      ------
                            Total adjustments                                            630           2,409      (3,715)
                                                                                      ------          ------      ------

               Net cash provided by continuing operations                             14,567          13,139       3,858
                                                                                      ------          ------      ------

Cash flows from investing activities:
        Acquisition of businesses, net of cash acquired                               (2,542)           -         (8,373)
        Payment of deferred purchase price of acquired business                         -             (3,000)       -
        Investment in technology license                                                -               (500)       -
        Proceeds from sale of fixed assets                                                25              85          16
        Partial distribution from limited partnership                                     49             626         296
        Capital expenditures                                                          (3,876)         (5,488)     (3,679)
                                                                                      ------          ------      ------
               Net cash used in investing activities                                  (6,344)         (8,277)    (11,740)
                                                                                      ------          ------      ------

Cash flows from financing activities:
        Borrowings under bank line of credit                                            -              4,300       7,100
        Proceeds from industrial revenue bond financing                                 -              3,000        -
        Net proceeds from public offering of common stock                               -             64,812        -
        Proceeds from exercise of stock options and warrants, net                      1,994           3,984      16,008
        Payments under lines of credit                                                  -             (4,300)     (7,100)
        Payments of long-term debt                                                      (236)           (201)       (908)
        Purchase of treasury stock                                                   (14,668)         (3,847)       (194)
                                                                                      ------          ------      ------
               Net cash provided by (used in) financing activities                   (12,910)         67,748      14,906
                                                                                      ------          ------      ------

Net cash provided by (used in) discontinued operations                                  -                559      (1,648)
                                                                                      ------          ------      ------

               Net increase in cash and cash equivalents                              (4,687)         73,169       5,376

Cash and cash equivalents at beginning of period                                      86,210          13,041       7,665
                                                                                      ------          ------      ------
Cash and cash equivalents at end of period                                          $ 81,523        $ 86,210    $ 13,041
                                                                                      ======          ======      ======

Supplemental cash flow information:
        Cashless exercise of stock options                                          $   -           $  8,026    $   -
                                                                                      ======          ======      ======
        Tax benefit related to stock options                                        $    575        $  6,794    $     83
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

2.   Fiscal Year

     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal year 2003 consisted of 53 weeks and all other fiscal years presented consisted of 52 weeks.

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

7.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

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

     The change in the carrying amount of goodwill, based upon the fair value of assets acquired and liabilities assumed related to the acquisition of EWST (See Note B), for the year ended August 3, 2003 is as follows (in thousands):

                 Balance at July 28, 2002                     $ 21,665
                 Goodwill acquired during period                 4,064
                                                                ------
                 Balance at August 3, 2003                    $ 25,729
                                                                ======

     An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations. There was no impairment in goodwill at August 3, 2003 based on current market capitalization of the Company.

     Amortization of goodwill charged to continuing operations for the fifty-two weeks ended July 29, 2001 was approximately $1,296,000. Amortization of goodwill charged to discontinued operations for the fifty-two weeks ended July 29, 2001 was approximately $208,000. Pro forma income from continuing operations and net income and earnings per share in connection with the adoption of SFAS 142 is as follows (in thousands except per share data):



     Income from continuing operations:

                                                      53 weeks        Fifty-two weeks ended
                                                        ended        -----------------------
                                                      August 3,      July 28,       July 29,
                                                        2003           2002           2001
                                                        ----           ----           ----
       Income from continuing operations
         as reported                                 $  13,937       $ 10,730       $   7,573
       Add goodwill amortization, net of
         income tax benefit                               -              -                850
                                                        ------         ------           -----
           Adjusted  income from continuing
               operations                            $  13,937       $ 10,730       $   8,423
                                                        ======         ======           =====

       Earnings per common share-basic:
          From continuing operations as reported     $     .97       $    .89       $     .75
          Goodwill amortization                             -              -              .08
                                                           ---            ---             ---
            Adjusted                                 $     .97       $    .89       $     .83
                                                           ===            ===             ===

       Earnings per common share-diluted:
          From continuing operations as reported     $     .93       $    .83       $     .69
          Goodwill amortization                             -              -              .08
                                                           ---            ---             ---
            Adjusted                                 $     .93       $    .83       $     .77
                                                           ===            ===             ===

     Net income :

                                                      53 weeks        Fifty-two weeks ended
                                                       ended          ---------------------
                                                      August 3,      July 28,       July 29,
                                                        2003           2002           2001
                                                        ----           ----           ----

       Net income as reported                        $  13,937       $  5,172       $   7,405
       Add goodwill amortization, net of
          income tax benefit                              -              -                987
                                                        ------          -----           -----

            Adjusted net income                      $  13,937       $  5,172       $   8,392
                                                        ======          =====           =====

       Earnings per common share-basic:
          As reported                                $     .97       $    .43       $     .73
          Goodwill amortization                             -              -              .10
                                                           ---            ---             ---
            Adjusted                                 $     .97       $    .43       $     .83
                                                           ===            ===             ===

       Earnings per common share-diluted:
          As reported                                $     .93       $    .40       $     .68
          Goodwill amortization                             -              -              .09
                                                           ---            ---             ---
            Adjusted                                 $     .93       $    .40       $     .77
                                                           ===            ===             ===

     Intangibles consist of the following (in thousands):

                                          August 3,    July 28,     Estimated
                                            2003         2002      useful life
                                            ----         ----      -----------

         Technology (1)                  $ 1,021        $  -        15 years
         Backlog (1)                         325           -         2 years
         Non-compete (1)                      31           -         5 years
         Patents                             568          568       14 years
                                           -----          ---
                                           1,945          568
         Accumulated amortization            403          145
                                           -----          ---
                                         $ 1,542        $ 423
                                           =====          ===
---------
 (1) Related to the acquisition of EWST (See Note B.)

     Amortization expense for the fifty-three and fifty-two weeks ended August 3, 2003 and July 28, 2002, was approximately $258,000 and $41,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                                    2004        $ 277
                                    2005          129
                                    2006          116
                                    2007          115
                                    2008          109

     The carrying amount of intangibles is evaluated on a recurring basis.

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

10.  Other Investments

     The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest. The investment is accounted for under the equity method (See Note D.)

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

12.  Product Development

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $3,083,000, $2,269,000, and $2,588,000 in fiscal 2003, 2002, and 2001, respectively, and are included in cost of products sold.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002; and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires that the pro-forma disclosures of the impact on earnings and earnings- per-share for companies continuing to rely on APB No. 25 be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent as if the provisions of SFAS No. 123 had been adopted.

     The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in the Company's condensed consolidated interim financial statements, and the addition of the following information in the significant accounting policies note for the year ended August 3, 2003.

     The Company has various fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company continues to use the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS 148. Accordingly, no stock- based employee compensation cost has been recognized for options granted under the stock option plans. Pro forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

     For purposes of computing pro forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted:

                                     53 weeks       Fifty-two weeks ended
                                       ended        ---------------------
                                     August 3,      July 28,     July 29,
                                       2003           2002         2001
                                       ----           ----         ----
       Expected life of options     1.51 years      1.51 years   .73 years
       Volatility                   .68             .68          .70
       Risk-free interest rate      2.8%            2.8%         3.4%
       Dividend yield               zero            zero         zero

     Had compensation cost for stock options granted in fiscal years 2003, 2002, and 2001 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                    2003       2002       2001
                                                    ----       ----       ----
       Net income  -  as reported                 $13,937     $5,172     $7,405
       Deduct: total stock-based employee
        compensation expense determined
        under fair value based method for all
        awards, net of related tax effects         (1,926)    (4,425)    (1,610)
                                                   ------      -----      -----
       Net income  -  pro forma                   $12,011     $  747     $5,795
                                                   ======      =====      =====

       Earnings per share  -  as reported
            Basic                                   $.97       $.43       $.73
            Diluted                                  .93        .40        .68
       Earnings per share  - pro forma
            Basic                                   $.84       $.06       $.57
            Diluted                                  .80        .06        .53

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

15.  Foreign Currency Translation

     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Foreign currency translation' component of 'Accumulated other comprehensive loss' in the accompanying consolidated statements of shareholders' equity.

16.  Derivatives

     The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company entered into an interest rate swap in October 2001 with a bank, which it recognized as a cash flow hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

17.  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on July 29, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long- lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by the Company effective on July 30, 2001.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The Company is currently evaluating the provisions of this interpretation; however, it does not believe they will have a material effect on the Company's future results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002; and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro forma disclosures of SFAS No. 123 in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro forma disclosures of the impact on earnings and earnings per share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

     The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in the Company's condensed consolidated interim financial statements and the addition of the following information in the significant accounting policies note for the year ended August 3, 2003.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company is in the process of assessing the impact of adopting this Interpretation; however, it does not believe it will have a material effect on its financial position or future results of operations.

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

     The provisions of Statement 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when- issued securities or other securities that do not yet exist, will apply to existing contracts, as well as new contracts entered into after June 30, 2003. Management has determined that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

NOTE B - ACQUISITIONS

     The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary of the Company. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and b) to increase the amount of microwave content supplied by the Company on each simulator platform. This strategy is expected to expand international revenues from new sources and increase content to existing customers. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8% based on LIBOR at the date of acquisition, payable in annual installments of $500,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The Company engaged an independent third party to complete a valuation of the intangible assets of EWST as of the acquisition date.

     The allocation of the aggregate purchase price, based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value appraisal of identified intangible assets is as follows:

                Aggregate purchase price                        $4,658
                                                                 =====

                Current assets                                  $1,407
                Furniture and equipment                            251
                Technology                                       1,021
                Backlog                                            325
                Non-compete                                         31
                Goodwill                                         4,064
                Current liabilities                             (2,441)

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

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                     August 3,      July 28,
                                                       2003           2002
                                                       ----           ----
           Purchased parts and raw materials         $19,690       $ 18,680
           Work in process                            18,646         15,707
           Finished products                           1,948          1,391
                                                     -------        -------
                                                      40,284         35,778
           Less reserve                                2,739          2,407
                                                     -------        -------
                                                    $ 37,545       $ 33,371
                                                      ======         ======

NOTE D - OTHER INVESTMENTS

     In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At August 3, 2003 and July 28, 2002 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The Company received partial distributions of approximately $49,000 and $626,000 from the Partnership in fiscal 2003 and 2002, respectively. As of August 3, 2003 the Company's limited partnership interest had a carrying value of $162,000, based on the equity method of accounting.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                           August 3,   July 28,    Estimated
                                            2003         2002      Useful Life
                                            ----         ----      -----------
       Land                                $ 2,908    $  2,908
       Building and building
            improvements                     9,291       9,857    10-40 years
       Machinery and equipment              37,802      33,698     5- 8 years
       Furniture and fixtures                1,186       1,058     5-10 years
       Automobiles                            -             91        3 years
       Tools                                  -             25        5 years
       Leasehold improvements                1,385       1,589     5-10 years
                                           -------      ------
                                            52,572      49,226
       Less accumulated depreciation        30,166      26,995
                                            ------      ------
                                          $ 22,406    $ 22,231
                                            ======      ======

     Depreciation  charges  totaled  $3,944,000,  $3,776,000,  and $3,127,000 in fiscal 2003, 2002, and 2001, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases. Rent expense for the 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002 and July 29, 2001, was approximately $1,393,000, $1,244,000, and $1,506,000, respectively. Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

                                                            Amount
                                                            ------
                     Year ending fiscal 2004               $ 1,121
                                        2005                 1,033
                                        2006                   978
                                        2007                   957
                                        2008                   932
                                      Future                 1,143

     Employment Agreements

     The Company has employment agreements with certain executives of the Company which expire December 31, 2008, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2010. The agreements provide for aggregate annual salaries as of August 3, 2003 of $1,364,000 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company. Incentive compensation in the amount of $1,571,000 and $956,000 was charged to expense in fiscal years 2003 and 2002, respectively. The executives waived their incentive compensation for fiscal 2001.

     The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of August 3, 2003, the amount payable in the event of such termination would be approximately $13,729,000.

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

     Six officers of the Company have severance agreements providing for an aggregate lump-sum payment of $2,070,000 through September 30, 2004 in the event of a change of control of the Company as defined in the agreements.

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

     At a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. On May 28, 2003, RLI filed a notice of cross-appeal. Robinson has not appealed. Herley filed its brief in support of its appeal before the Second Circuit on August 22, 2003. RLI timely filed its brief in response to Herley's appeal and in support of RLI's cross-appeal. Herley is now required to file a response to RLI's brief and thereafter RLI will file a response to Herley's brief. Oral argument has not yet been scheduled.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

     Stand-by Letters of Credit

     The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2005. At August 3, 2003 stand-by letters of credit aggregating approximately $12,454,000 were outstanding under this facility.

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):

                                 53 weeks      Fifty-two weeks ended
                                  ended        ---------------------
                                 August 3,     July 28,     July 29,
                                   2003          2002         2001
                                   ----          ----         ----
       Current
                  Federal        $ 5,465       $ 5,333       $ 3,050
                  State              533           520           275
                  Foreign            379           204           202
                                   -----         -----         -----
                                   6,377         6,057         3,527
                                   -----         -----         -----
       Deferred
                  Federal           (233)       (1,090)          248
                  State              (23)         (106)           92
                  Foreign            378            15          -
                                   -----         -----         -----
                                     122        (1,181)          340
                                   -----         -----         -----

                                 $ 6,499       $ 4,876       $ 3,867
                                   =====         =====         =====

     The Company paid income taxes of approximately $4,164,000, $680,000, and $4,427,000 in fiscal 2003, 2002, and 2001, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                53 weeks   Fifty-two weeks ended
                                                 ended     ---------------------
                                                August 3,    July 28,  July 29,
                                                  2003         2002      2001
                                                  ----         ----      ----
       Statutory income tax rate                  34.0 %       34.0 %    34.0 %
       State income taxes, net of
          federal income tax benefit               1.7          0.9       2.4
       Benefit of foreign sales corporation         -            -       (2.6)
       Benefit of extra territorial income        (1.0)        (2.4)       -
       Non-deductible expenses                     0.6          0.2       2.5
       Benefit of foreign and
          foreign-source income                   (3.4)        (1.4)     (2.3)
       Other, net                                 (0.1)        (0.1)      0.4
                                                  ----         ----      ----
          Effective tax rate                      31.8 %       31.2 %    34.4 %
                                                  ====         ====      ====

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                August 3, 2003           July 28, 2002
                             -------------------      -------------------
                             Deferred   Deferred      Deferred   Deferred
                                Tax        Tax           Tax        Tax
                              Assets   Liabilities     Assets   Liabilities

    Intangibles               $  -       $ 2,298       $  -        $ 1,738
    Accrued vacation pay          260       -              386        -
    Accrued bonus                 516       -               53        -
    Warranty costs                 88       -              136        -
    Inventory                   1,125       -            1,101        -
    Depreciation                 -         2,647          -          2,159
    Contract losses               302       -              362        -
    Net operating loss
       carry-forwards             230       -              230        -
    Other                         352       -              120        -
                                -----      -----         -----       -----
                              $ 2,873    $ 4,945       $ 2,388     $ 3,897
                                =====      =====         =====       =====

     As of August 3, 2003 the Company has available net operating loss carry-forwards for federal and state income tax purposes of approximately $489,000 and $2,800,000, respectively which expire through 2020. The Federal net operating loss arose through the acquisition of Terrasat and its utilization is subject to certain limitations.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                           August 3,  July 28,
                                            Rate             2003       2002
                                         ---------------     ----       ----
       Revolving loan facility (a)       2.50% and 2.90%   $  -        $  -
       Mortgage note (b)                 7.43%               2,610       2,691
       Industrial Revenue Bonds (c)      4.07%               2,905       3,000
       Note for acquired business (d)    1.8%                1,500        -
       Other                                   -                74         208
                                                             -----       -----
                                                             7,089       5,899
       Less current portion                                    686         215
                                                             -----       -----
                                                           $ 6,403     $ 5,684
                                                             =====       =====

       (a) In June 2002, the Company  entered into a new  $50,000,000  Revolving
           Credit Loan Syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the FOMC Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.10%, respectively, at August 3, 2003. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at August 3, 2003 and July 28, 2002.

           The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at August 3, 2003.

       (b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,770,000.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at August 3, 2003. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at August 3, 2003 and July 28, 2002, and are being amortized over the term of the loan (10 years).

       (c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at August 3, 2003 was 1.00%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster PA, and for manufacturing equipment.

           The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage is approximately $1,776,000 at August 3, 2003.

       (d) In connection with the acquisition of EWST as of September 1, 2002, the Company issued a note for $1,500,000, including interest at 1.8%, payable in annual installments of $500,000 beginning October 1, 2003.

     The Company paid interest in 2003, 2002 and 2001of approximately $355,000, $316,000 and $289,000, respectively.

     Future payments required on long-term debt are as follows (in thousands):

                    Fiscal year ending during:         Amount
                    -------------------------          ------
                              2004                    $   686
                              2005                        698
                              2006                        711
                              2007                        223
                              2008                        236
                              Future                    4,535
                                                        -----
                                                      $ 7,089
                                                        =====

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                                    August 3,      July 28,
                                                      2003           2002
                                                      ----           ----
         Accounts payable                           $ 7,152         $ 5,832
         Accrued payroll costs and bonuses            4,257           3,906
         Accrued commissions                            508             666
         Accrued royalties                              284              43
         Accrued interest                              -                 11
         Accrued legal expenses                          20           1,018
         Accrued warranty costs                         359             235
         Accrued severance                              849             706
         Accrued rent expense                           189             163
         Lease termination cost                          17              58
         Unearned income                                 86             108
         Other accrued expenses                         305             111
                                                     ------          ------
                                                   $ 14,026        $ 12,857
                                                     ======          ======

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 15% of their salaries to the Plan. The Company, at its discretion can contribute 100% of the first 2% of the employees' contribution and 25% of the next 4%. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $513,000, $533,000 and $164,000 under the Plan for the 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002 and July 29, 2001, respectively.

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

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                             53 weeks      Fifty-two weeks ended
                                                              ended        ---------------------
                                                             August 3,     July 28,     July 29,
                                                               2003          2002         2001
                                                               ----          ----         ----
Numerator:
      Income from continuing operations                      $ 13,937     $ 10,730     $ 7,573
      Loss from discontinued operations                          -            (921)       (168)
      Cumulative effect of adopting SFAS 142                     -          (4,637)       -
                                                               ------        ------      ------
      Net Income                                             $ 13,937     $  5,172     $ 7,405
                                                               ======        ======      ======

Denominator:
      Basic weighted-average shares                             14,317       12,041      10,082
      Effect of dilutive securities:
         Employee stock options and warrants                       714          937         874
                                                                ------       ------      ------
      Diluted weighted-average shares                           15,031       12,978      10,956
                                                                ======       ======      ======

Stock options and warrants not included in computation             702          126         544
                                                                   ===          ===         ===

     The number of stock options and warrants not included in the computation of diluted EPS relates to stock options and warrants having exercise prices ranging from $17.12 to $19.52 which are greater than the average market price of the common shares during the period, and therefore, are antidilutive. The options and warrants, which were outstanding as of August 3, 2003, expire at various dates through October 3, 2008.

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

     The Company has various fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company continues to use the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for these plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and , if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires pro forma disclosures of the impact on earnings and earnings-per-share for companies continuing to rely on APB No. 25. The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS
     148. Accordingly, no stock- based employee compensation cost has been recognized for options granted under the stock option plans. Pro forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

     For purposes of computing pro forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted:

                                   53 weeks        Fifty-two weeks ended
                                     ended        -----------------------
                                   August 3,      July 28,       July 29,
                                     2003           2002           2001
                                     ----           ----           ----
     Expected life of options      1.51 years     1.51 years     .73 years
     Volatility                     .68            .68            .70
     Risk-free interest rate       2.8%           2.8%           3.4%
     Dividend yield                zero           zero           zero

     Had compensation cost for stock options granted in fiscal years 2003, 2002, and 2001 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                     2003       2002      2001
                                                     ----       ----      ----
        Net income  -  as reported                 $13,937     $5,172    $7,405
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects         (1,926)    (4,425)   (1,610)
                                                    ------      -----     -----
        Net income  -  pro forma                   $12,011    $   747    $5,795
                                                    ======      =====     =====

        Earnings per share  -  as reported
             Basic                                    $.97       $.43      $.73
             Diluted                                   .93        .40       .68
        Earnings per share  - pro forma
             Basic                                    $.84       $.06      $.57
             Diluted                                   .80        .06       .53

     The effects of applying the pro forma disclosures of SFAS 123 and 148 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

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

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 108,500 and 1,010,250 shares were granted during the fiscal years ended August 3, 2003 and July 28, 2002, respectively.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 368,342 and 440,250 shares were granted during the fiscal years ended July 28, 2002 and July 29, 2001, respectively. No options were granted under this plan during the fiscal year ended August 3, 2003.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 21,151 and 14,250, shares were granted during the fiscal years ended July 28, 2002 and July 29, 2001, respectively. No options were granted under this plan during the fiscal year ended August 3, 2003.

     In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the Plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire ten years from the date of grant. Options for 7,007 shares were granted during the fiscal year ended July 28, 2002. No options were granted under this plan during the fiscal year ended August 3, 2003.

     A summary of stock option activity under all plans for the 53 weeks ended August 3, 2003 and the 52 weeks ended July 28, 2002 and July 29, 2001 is as follows:

                           Non-Qualified Stock Options
       -------------------------------------------------------------------------
                                                                        Weighted         Warrant Agreements
                                                                         Average      ----------------------
                                          Number        Price Range     Exercise       Number      Price per
                                        of shares        per share       Price        of shares     share
                                        ---------       -------------    -----        ----------   ---------

       Outstanding July 30, 2000        3,014,140      $ 4.06 - 11.91  $  8.43          320,000      $ 3.09
          Granted                         829,500        8.38 - 14.25     8.99
          Exercised                       (37,254)       4.06 - 10.46     6.72
          Canceled                        (48,600)       4.31 - 14.25    10.76
                                        ---------       -------------    -----          -------        ----
       Outstanding July 29, 2001        3,757,786      $ 4.06 - 13.67  $  8.55          320,000      $ 3.09
          Granted                       1,406,750       11.90 - 19.52    16.05
          Exercised                    (1,454,660)       4.06 - 13.67     7.50         (320,000)       3.09
          Cancelled                      (282,700)       7.63 - 13.15    10.31
                                        ---------       -------------    -----          -------        ----
       Outstanding July 28, 2002        3,427,176      $ 4.06 - 19.52  $ 11.92             -
          Granted                         108,500       14.50 - 19.03    17.68
          Exercised                      (227,799)       4.06 - 13.10     8.80
          Cancelled                        (9,650)       8.38 - 13.10    11.36
                                        ---------       -------------    -----          -------        ----
       Outstanding August 3, 2003       3,298,227      $ 4.06 - 19.52  $ 12.33             -
                                        =========                                       =======

     Options Outstanding and Exercisable by Price Range as of August 3,2003, with expiration dates ranging from May 12, 2005 to June 6, 2013 are as follows:

                                                       Options Outstanding
                                          -----------------------------------------------      Options Exercisable
                                                             Weighted                      --------------------------
                                                              Average        Weighted                     Weighted
           Range of Exercise                 Number         Remaining         Average        Number        Average
               Prices                     Outstanding   Contractual Life   Exercise Price  Exercisable  Exercise Price
       ---------------------              -----------   ----------------   --------------  -----------  --------------

       $ 4.06  -   $   8.08                 211,877            4.7           $  6.23         209,477       $ 6.21
         8.38  -      10.20                 865,750            5.5              8.66         674,050         8.71
        10.46  -      11.92                 729,050            5.3             10.51         696,450        10.49
        13.10  -      13.10                 732,050            7.0             13.10         574,650        13.10
        14.50  -      19.52                 759,500            7.7             19.22         588,200        19.36
                                          ---------            ---             -----       ---------        -----
       $ 4.06  -    $ 19.52               3,298,277            6.2           $ 12.33       2,642,827      $ 12.24
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

NOTE N - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, EXPORT SALES, AND GEOGRAPHIC
                 INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman and the Chief Executive Officer (CEO). The Company's Chairman and CEO evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. The Chairman and CEO also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2003, 2002 and 2001 were as follows: defense electronics, $103,746,000, $80,615,000 and $61,977,000, respectively; and
     commercial   technologies,   $6,477,000,   $12,266,000,   and  $14,517,000,
     respectively. Defense electronics includes revenue of $11,212,000 attributable to the EWST acquisition.

     Net sales to the U.S. Government in fiscal 2003, 2002 and 2001 accounted for approximately 25%, 17% and 19% of net sales, respectively. No other customer accounted for shipments in excess of 10% of consolidated net sales during the period. Foreign sales amounted to approximately $39,646,000 (including $11,212,000 in sales for EWST), $30,070,000 and $20,683,000 in fiscal 2003, 2002 and 2001, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                         2003        2002         2001
                                         ----        ----         ----
                United States        $  88,294    $ 82,432      $67,597
                Israel                  10,717      10,449        8,897
                England                 11,212        -            -
                                       -------      ------      ------
                                     $ 110,223    $ 92,881    $ 76,494
                                       =======      ======      ======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                      2003             2002
                                      ----             ----
                United States      $ 18,945         $ 19,351
                Israel                3,071            2,880
                England                 390             -
                                     ------           ------
                                   $ 22,406         $ 22,231
                                     ======           ======

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $74,000 as of August 3, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended August 3, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):
                                                      August 3, 2003
                                              ---------------------------
                                              Carrying Amount  Fair Value
                                              ---------------  ----------
         Cash and cash equivalents               $ 81,523       $ 81,523
         Available-for-sale securities                 75             75
         Long-term debt                             6,403          7,333

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

     The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the carrying value of the net assets held for sale as of January 27, 2002 of $878,000.

     Summarized below are the results of discontinued operations:

                                                      52 weeks ended
                                                 -----------------------
                                                 July 28,       July 29,
                                                   2002           2001
                                                   ----           ----

        Net sales                               $ 2,147        $ 4,103
                                                  -----          -----

        Loss from discontinued operations        (1,395)          (147)
        Income tax (benefit) provision             (474)            21
                                                  -----            ---

     Net loss from discontinued operations      $  (921)       $  (168)
                                                    ===            ===




                                  ************