Form 10-Q
period 2003-11-02
HERLEY INDUSTRIES INC /NEW
filed 2003-12-17
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the period ended: November 2, 2003
                                ----------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________to ___________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         #23-2413500
-------------------------------                     ---------------------------
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation or organization)                      Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania                       17601
---------------------------------------------------                       -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, including Area Code:     (717) 735-8117
                                                        --------------

           ------------------------------------------------------
          (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [X] Yes       [ ]No

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        [ ] Yes       [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 8, 2003 - 14,057,301 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           November 2, 2003 and August 3, 2003                                 2

     Condensed Consolidated Statements of Income  -
           For the Thirteen weeks ended November 2, 2003
            and Fourteen weeks ended November 3, 2002                          3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the Thirteen weeks ended November 2, 2003                       4

     Condensed Consolidated Statements of Cash Flows -
           For the Thirteen weeks ended November 2, 2003
            and Fourteen weeks ended November 3, 2002                          5

     Notes to Condensed Consolidated Financial Statements                      6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk         16

Item 4 -   Controls and Procedures                                            16

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                  17

Item 6 -   Exhibits and Reports on Form 8K                                    18

Signatures                                                                    19

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        November 2,     August 3,
                                                                           2003            2003
                                                                        -----------     ---------
                                                                        (Unaudited)     (Audited)
                   ASSETS
Current Assets:
          Cash and cash equivalents                                       $  82,538     $  81,523
          Accounts receivable                                                14,251        16,525
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts                            12,389         6,960
          Other receivables                                                     735           827
          Inventories, net of allowance of $2,815
             at November 2003 and $2,739 at August 2003                      39,280        37,545
          Deferred taxes and other                                            3,450         3,207
                                                                          ---------     ---------
                                   Total Current Assets                     152,643       146,587
Property, Plant and Equipment, net                                           22,720        22,406
Goodwill                                                                     25,729        25,729
Intangibles, net of accumulated amortization of $472
          at November 2003 and $403 at August 2003                            1,473         1,542
Available-For-Sale Securities                                                    75            75
Other Investments                                                               142           162
Other Assets                                                                  1,009         1,063
                                                                          ---------     ---------
                                                                          $ 203,791     $ 197,564
                                                                          =========     =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                               $     758     $     686
          Accounts payable and accrued expenses                              13,699        14,026
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                      1,294          --
          Income taxes payable                                                3,322         2,670
          Reserve for contract losses                                           977           736
          Advance payments on contracts                                         585           856
                                                                          ---------     ---------
                                   Total Current Liabilities                 20,635        18,974
Long-term Debt                                                                5,892         6,403
Deferred Income Taxes                                                         4,928         4,945
                                                                          ---------     ---------
                                                                             31,455        30,322
                                                                          ---------     ---------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized
            20,000,000 shares; issued and outstanding
            14,052,801 at November 2003 and 13,969,151 at August 2003         1,405         1,397
          Additional paid-in capital                                        105,486       104,551
          Retained earnings                                                  65,419        61,478
          Accumulated other comprehensive income (loss)                          26          (184)
                                                                          ---------     ---------
                                   Total Shareholders' Equity               172,336       167,242

                                                                          ---------     ---------
                                                                          $ 203,791     $ 197,564
                                                                          =========     =========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                 13 weeks ended  14 weeks ended
                                                    November 2,     November 3,
                                                       2003            2002
                                                 --------------  --------------

Net sales                                              $ 28,267        $ 27,290
                                                       --------        --------

Cost and expenses:
       Cost of products sold                             17,625          18,099
       Selling and administrative expenses                4,743           3,735
       Litigation costs                                      37             650
                                                       --------        --------

                                                         22,405          22,484
                                                       --------        --------

       Operating Income                                   5,862           4,806
                                                       --------        --------


Other (expense) income, net:
       Investment income                                    176             368
       Interest expense                                     (87)            (95)
       Foreign exchange (loss)                             (173)           --
                                                       --------        --------

                                                            (84)            273
                                                       --------        --------


       Income before income taxes                         5,778           5,079
Provision for income taxes                                1,837           1,727
                                                       --------        --------


       Net income                                      $  3,941        $  3,352
                                                       ========        ========


Earnings per common share - Basic                      $    .28        $    .23
                                                       ========        ========


       Basic weighted average shares                     14,013          14,668
                                                       ========        ========


Earnings per common share - Diluted                    $    .27        $    .22
                                                       ========        ========


       Diluted weighted average shares                   14,782          15,506
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.


                                                            HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                 13 weeks ended November 2, 2003
                                                                (In thousands except share data)

                                                                                                       Accumulated
                                                                           Additional                    Other
                                                    Common Stock             Paid-in     Retained      Comprehensive
                                                    ------------             Capital     Earnings      Income (Loss)        Total
                                                                             -------     --------      -------------        -----
                                             Shares              Amount
                                             ------              ------

Balance at August 03, 2003                    13,969,151    $     1,397        104,551        61,478          (184)   $   167,242

Net income                                                                                     3,941                        3,941
Exercise of stock options                         83,650              8            710                                        718
Tax benefit upon exercise of stock
  options                                                                          225                                        225
Other comprehensive income (loss):
   Unrealized (loss) on interest rate swap                                                                     (35)           (35)
   Foreign currency translation gain                                                                           245            245

                                             -----------    -----------    -----------   -----------   -----------    -----------


Balance at November 2, 2003                   14,052,801    $     1,405        105,486        65,419            26    $   172,336
                                             ===========    ===========    ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       13 weeks ended  14 weeks ended
                                                                         November 2,     November 3,
                                                                            2003            2002
                                                                         -----------     -----------
Cash flows from operating activities:

      Net income                                                         $  3,941         $  3,352
                                                                         --------         --------

      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                      966              968
           Foreign exchange loss                                              130             --
           Equity in income of limited partnership                           --                 (2)
           Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                  2,274           (4,374)
                (Increase) decrease in costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts                                   (5,429)             832
                Decrease (increase) in other receivables                       92             (106)
                (Increase) in inventories                                  (1,735)          (2,035)
                Decrease in prepaid income taxes                             --                382
                (Increase) in prepaid expenses and other                     (243)             (31)
                (Decrease) increase in accounts payable
                  and accrued expenses                                       (327)           1,812
                Increase in billings in excess of
                  costs incurred and income recognized
                  on uncompleted contracts                                  1,294             --
                Increase in income taxes payable                              877            1,261
                Increase in reserve for contract losses                       241                9
                (Decrease) increase in advance payments on contracts         (271)             354
                Other, net                                                    275               77
                                                                         --------         --------

                     Total adjustments                                     (1,856)            (853)
                                                                         --------         --------


           Net cash provided by operations                                  2,085            2,499
                                                                         --------         --------


Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                        --             (2,384)
      Partial distribution from limited partnership                            20             --
      Capital expenditures                                                 (1,187)          (1,106)
                                                                         --------         --------

           Net cash used in investing activities                           (1,167)          (3,490)
                                                                         --------         --------


Cash flows from financing activities:
      Proceeds from exercise of stock options                                 718              335
      Payments of long-term debt                                             (621)            (124)
      Purchase of treasury stock                                             --             (3,156)
                                                                         --------         --------

           Net cash provided by (used in) financing activities                 97           (2,945)
                                                                         --------         --------


           Net (decrease) increase in cash and cash equivalents             1,015           (3,936)

Cash and cash equivalents at beginning of period                           81,523           86,210
                                                                         --------         --------


Cash and cash equivalents at end of period                               $ 82,538         $ 82,274
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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements (except for the balance sheet presented at August 3, 2003) are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Adoption of this Standard did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. Adoption of this Interpretation did not have a material effect on the Company's results of operations or financial condition.

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

     The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in the Company's condensed consolidated interim financial statements in its quarterly reports, and the addition of a significant accounting policies note included in the Company's Annual Report on Form 10K.

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
         Dividend yield                          zero

     Had compensation cost for stock options granted in the first quarter of fiscal years 2004 and 2003 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):


                                                        Thirteen weeks ended     Fourteen weeks ended
                                                          November 2, 2003         November 3, 2002
                                                          ----------------         ----------------

         Net income - as reported                                  $ 3,941                $  3,352
         Deduct: total stock-based employee
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects                         (206)                   (898)
                                                                   -------                --------
         Net income  -  pro forma                                  $ 3,735                $  2,454
                                                                   =======                ========

         Earnings per share  -  as reported
              Basic                                                $   .28                $    .23
              Diluted                                                  .27                     .22
         Earnings per share  - pro forma
              Basic                                                $   .27                $    .17
              Diluted                                                  .25                     .16

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Management has determined that the adoption of this Interpretation will not have a significant impact on its financial position or results of operations.

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

2. Inventories at November 2, 2003 and August 3, 2003 are summarized as follows (in thousands):

                                                              November 2, 2003       August 3, 2003
                                                              ----------------       --------------

         Purchased parts and raw materials                            $ 19,801             $ 19,690
         Work in process                                                19,692               18,646
         Finished products                                               2,602                1,948
                                                                      --------             --------
                                                                        42,095               40,284
         Less reserve for excess and obsolete materials                  2,815                2,739
                                                                      --------             --------
                                                                      $ 39,280             $ 37,545
                                                                      ========             ========

3. The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001 (the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $125,000, net of income taxes, as of November 2, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended November 2, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

4. The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     There was no change in the carrying amount of goodwill of $25,729,000 for the quarter ended November 2, 2003.

     Intangibles, consisting of patents and intangibles related to the acquisition of EWST (See Note 9), are carried at an aggregate gross amount of $1,945,000 with accumulated amortization at November 2, 2003 of $472,000. Amortization expense for the thirteen weeks ended November 2, 2003 and for the fourteen weeks ended November 3, 2002 was approximately $69,000 and $11,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

         2004         $ 277
         2005           129
         2006           116
         2007           115
         2008           109

     The carrying amount of intangibles is evaluated on a recurring basis.

5. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. In connection with the Robinson Laboratories, Inc. litigation, as discussed in Part II, Item 1. "Legal

     Proceedings", at a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. On May 28, 2003, RLI filed a notice of cross-appeal. Robinson has not appealed. Herley filed its brief in support of its appeal before the Second Circuit on August 22, 2003. RLI timely filed its brief in response to Herley's appeal and in support of RLI's cross-appeal. Herley timely filed a response to RLI's brief and thereafter RLI timely filed a response to Herley's brief. The briefing schedule is now completed and oral argument is scheduled for December 18, 2003.

6. The following tables show the components used in the calculation of basic and diluted weighted-average shares outstanding (in thousands):

                                                        Thirteen weeks ended     Fourteen weeks ended
                                                          November 2, 2003         November 3, 2002
                                                          ----------------         ----------------

         Basic weighted-average shares                              14,013                  14,668
            Effect of dilutive securities:
               Employee stock options and warrants                     769                     838
                                                                    ------                  ------
         Diluted weighted-average shares                            14,782                  15,506
                                                                    ======                  ======

     Options to purchase 697,302 weighted shares of common stock, with exercise prices ranging from $18.85 to $19.52, were outstanding during the first quarter of fiscal 2004, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through November 15, 2008, were still outstanding as of November 2, 2003. Options to purchase 675,541 weighted shares of common stock, with exercise prices ranging from $19.03 to $19.52, were outstanding during the first quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through May 21, 2012, were still outstanding as of November 3, 2002.

7.   The components of comprehensive income are as follows (in thousands):

                                                        Thirteen weeks ended     Fourteen weeks ended
                                                          November 2, 2003         November 3, 2002
                                                          ----------------         ----------------

         Net income                                               $  3,941                $  3,352
         Unrealized loss on interest rate swap                         (35)                    (12)
         Foreign currency translation gain                             244                       1
                                                                  --------                --------
         Comprehensive income                                     $  4,150                $  3,341
                                                                  ========                ========

     The components of accumulated other comprehensive income (loss) is as follows (in thousands):

                                                               November 2, 2003
                                                               ----------------
         Unrealized loss on available-for-sale
            securities                                                 $    (48)
         Unrealized loss on interest rate swap                              (85)
         Foreign currency translation gain                                  159
                                                                       --------
              Accumulated other comprehensive income (loss)            $     26
                                                                       ========

8. Revenues for the first quarter of fiscal years 2004, and 2003 were as follows: defense electronics, $27,299,000, and $24,547,000, respectively; and commercial technologies, $968,000, and $2,743,000, respectively. Defense electronics includes revenue of $3,140,000 and $1,322,000 in fiscal 2004 and 2003, respectively, attributable to the EWST acquisition.

     Geographic net sales, based on place of contract performance, were as follows (in thousands):

                                                        Thirteen weeks ended     Fourteen weeks ended
                                                           November 2, 2003        November 3, 2002
                                                           ----------------        ----------------
         United States                                            $ 22,071               $  23,157
         Israel                                                      3,056                   2,811
         England                                                     3,140                   1,322
                                                                  --------               ---------
                                                                  $ 28,267               $  27,290
                                                                  ========               =========

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                                              November 2, 2003       August 3, 2003
                                                              ----------------       --------------

         United States                                               $  19,217            $  18,945
         Israel                                                          3,100                3,071
         England                                                           403                  390
                                                                     ---------            ---------
                                                                     $  22,720            $  22,406
                                                                     =========            =========

9. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary of the Company. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and b) to increase the amount of microwave content supplied by the Company on each simulator platform. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8% based on LIBOR at the date of acquisition. The note has a balance of $1,130,000 at November 2, 2003 (adjusted for foreign exchange rate fluctuations) payable in two remaining installments annually on October 1, of $565,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

10. Supplemental cash flow information is as follows (in thousands):

                                                        Thirteen weeks ended    Fourteen  weeks ended
                                                           November 2, 200         November 3, 2002
                                                           ---------------         ----------------
         Cash paid during the period for:
              Interest                                           $      80              $       99
              Income taxes                                             987                      65
         Tax benefit related to stock options                          225                     464
         Deferred purchase price of business acquired                 -                      1,500

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will","should","expects","intends","anticipates","believes","estimates",
"predicts","continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations
---------------------

Thirteen weeks ended November 2, 2003 and Fourteen weeks ended November 3, 2003
-------------------------------------------------------------------------------

Net sales for the thirteen weeks ended November 2, 2003 were approximately $28,267,000 compared to $27,290,000 in the fourteen weeks ended November 3, 2002, an increase of $977,000 (3.5%). Net sales attributable to the acquisition of EWST accounted for $1,818,000 of the increase, and defense electronics microwave systems and components was $934,000 of the increase. This was offset by a decrease of $1,775,000 in commercial technologies. Inter-company sales, which were eliminated in consolidation, were approximately $2,000,000 in the quarter ended November 2, 2003 as compared to approximately $350,000 in the prior year quarter.

The gross profit margin in the thirteen weeks ended November 2, 2003 was 37.6% compared to 33.7% in the first quarter of fiscal 2003. The increase in gross margin is attributable to the increased revenue at EWST, higher margins in the foreign market, as well as improvement in margins through a combination of production efficiencies related to product mix and more profitable microwave components shipped in the quarter.

Selling and administrative expenses for the thirteen weeks ended November 2, 2003 were 16.8% of net sales as compared to 13.7% in the first quarter of fiscal 2003. Major components of the net increase in expenses of $1,008,000 includes increased expenses attributable to the acquisition of EWST of $201,000 (including amortization of acquired intangibles and additional personnel); an increase in incentive compensation under employment contracts and discretionary bonuses of $398,000; and additional personnel and related costs, primarily in domestic and international marketing, of $314,000.

Litigation costs related to the Robinson Labs litigation were $37,000 in the first quarter of fiscal 2004, as compared to $650,000 in the first quarter of fiscal 2003. (See Part II, Item 1. "Legal Proceedings").

Investment income decreased by $192,000 in fiscal 2004 as a result of a 50% decline in the rate of interest earned on the investment of excess cash reserves and a decrease on average of $5,000,000 in funds invested.

The foreign exchange loss in the first quarter of fiscal 2004 of $173,000 is attributable to the weaker U. S. dollar during the current quarter causing the Company's foreign denominated liabilities to increase in value resulting in a net foreign exchange loss realized of $43,000, and an unrealized foreign exchange loss of $130,000.

Liquidity and Capital Resources
-------------------------------

As of November 2, 2003 and August 3, 2003,  working capital was $132,008,000 and
$127,613,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.4 to 1 and 7.7 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $585,000 at November 2, 2003, and $856,000 at August 3, 2003.

Net cash provided by operations during the thirteen weeks ended November 2, 2003 was approximately $2,085,000 as compared to $2,499,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from operations of $5,037,000 (adjusted for depreciation, amortization, and foreign exchange losses), and an increase in income taxes payable of $877,000. Offsetting these sources of funds are a net increase in costs incurred and income recognized on uncompleted contracts of $4,135,000, and an increase in inventory of $1,735,000.

Net cash used in investing activities consists of $1,187,000 for capital expenditures.

Net cash generated from financing activities of $97,000 consists primarily of the exercise of stock options for $718,000 and the payment of the deferred purchase price of EWST. The Company has a future commitment for $1,130,000 (adjusted for foreign exchange rate fluctuations), including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $565,000.

In June 2002, the Company entered into a new $50,000,000 revolving credit loan syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate, as established by the Federal Open Market Committee ("FMOC") of the Federal Reserve Board, plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.12%, respectively, at November 2, 2003. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of November 2, 2003 and August 3, 2003. Stand-by letters of credit were outstanding in the amount of approximately $12,464,000 under the credit facility at November 2, 2003.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $83,000,000. A significant portion of the Company's revenue for fiscal 2004 will be generated from its existing backlog of sales orders. The backlog of orders at November 2, 2003 was approximately $92,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,536,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $12,464,000.

Future payments required on long-term debt are as follows (in thousands):

         Twelve months                                             Industrial
             ended                             Mortgage               revenue                Other
            October            Total             note                  bonds              obligations
            -------            -----             ----                  -----              -----------
             2004           $    758          $      88              $    105             $    565
             2005                770                 95                   110                  565
             2006                217                102                   115                  -
             2007                231                111                   120                  -
             2008                244                119                   125                  -
          Thereafter           4,430              2,075                 2,230                  125
                             -------            -------               -------              -------
                            $  6,650          $   2,590              $  2,805             $  1,255
                             =======            =======               =======              =======

Stand-by letters of credit expire as follows (in thousands):

           During
           fiscal
             year             Amount
             ----             ------
             2004           $  7,181
             2005                514
             2006              1,922
             2007              2,847
                            --------
                            $ 12,464
                            ========

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

           During
           fiscal
             year             Amount
             ----             ------
             2004           $  1,275
             2005              1,056
             2006                978
             2007                983
             2008                958
          Thereafter           1,171
                             -------
                            $  6,421
                             =======

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

New Accounting Pronouncements
-----------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Adoption of this Standard did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. Adoption of this Interpretation did not have a material effect on the Company's results of operations or financial condition.

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

The effect of the adoption of SFAS No. 148 was the inclusion of the required disclosures in the Company's condensed consolidated interim financial statements in its quarterly reports, and the addition of a significant accounting policies note included in the Company's Annual Report on Form 10K.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Management has determined that the adoption of this Interpretation will not have a significant impact on its financial position or results of operations.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $125,000, net of income taxes, as of November 2, 2003. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended November 2, 2003, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

At a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. On May 28, 2003, RLI filed a notice of cross-appeal. Robinson has not appealed. Herley filed its brief in support of its appeal before the Second Circuit on August 22, 2003. RLI timely filed its brief in response to Herley's appeal and in support of RLI's cross-appeal. Herley timely filed a response to RLI's brief and thereafter RLI timely filed a response to Herley's brief. The briefing schedule is now completed and oral argument is scheduled for December 18, 2003.

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

     (b) Reports on Form 8-K

          During the first quarter of fiscal 2004, the Registrant filed the following report on Form 8-K:

          The Company filed a report on October 10, 2003 in connection with the release of its financial results for the fourth quarter and fiscal year ended August 3, 2003.

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

                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                   Registrant

                         BY:     /S/      Myron Levy
                                ------------------------------------
                                 Myron Levy, Chief Executive Officer

                         BY:     /S/      Anello C. Garefino
                                ------------------------------------------------
                                 Anello C. Garefino, Principal Financial Officer

DATE: December 17, 2003