Form 10-Q
period 2004-02-01
HERLEY INDUSTRIES INC /NEW
filed 2004-03-17
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the period ended: February 1, 2004
                      ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

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

As of March 11, 2004 -14,112,749 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
          February 1, 2004 and August 3, 2003                                 2

     Condensed Consolidated Statements of Income -
          For the Thirteen and Twenty-six weeks ended February 1, 2004
          and Thirteen and Twenty-seven weeks ended February 2, 2003          3

     Condensed Consolidated Statement of Shareholders' Equity-
          For the Twenty-six weeks ended February 1, 2004                     4

     Condensed Consolidated Statements of Cash Flows -
          For the Twenty-six weeks ended February 1, 2004
          and Twenty-seven weeks ended February 2, 2003                       5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     12

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk        19

Item 4 -   Controls and Procedures                                           19

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                 20

Item 4 -   Submission of Matters to a Vote of Security Holders               21

Item 6 -   Exhibits and Reports on Form 8K                                   22

Signatures                                                                   23

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                  February 1,          August 3,
                                                                                     2004                 2003
                                                                                  -----------          ---------
                                                                                  (Unaudited)
                             ASSETS
Current Assets:
 Cash and cash equivalents                                                          $  78,998          $  81,523
 Accounts receivable                                                                   17,709             16,525
 Costs incurred and income recognized in excess
    of billings on uncompleted contracts                                               15,479              6,960
 Other receivables                                                                      1,166                827
 Inventories, net of allowance of $2,789 in fiscal 2004
   and $2,739 in fiscal 2003                                                           40,008             37,545
 Deferred taxes and other                                                               3,384              3,207
                                                                                     --------           --------
                                   Total Current Assets                               156,744            146,587
Property, Plant and Equipment, net                                                     23,742             22,406
Goodwill                                                                               26,448             25,729
Intangibles, net of accumulated amortization of $541 in fiscal
 2004 and $403 in fiscal 2003                                                           1,589              1,542
Available-For-Sale Securities                                                              75                 75
Other Investments                                                                         129                162
Other Assets                                                                              945              1,063
                                                                                     --------           --------
                                                                                    $ 209,672          $ 197,564
                                                                                     ========           ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt                                                  $     801          $     686
 Accounts payable and accrued expenses                                                 14,600             14,026
 Billings in excess of costs incurred and
     income recognized on uncompleted contracts                                           423                  0
 Income taxes payable                                                                   2,657              2,670
 Reserve for contract losses                                                              940                736
 Advance payments on contracts                                                          1,405                856
                                                                                     --------           --------
                                   Total Current Liabilities                           20,826             18,974
Long-term Debt                                                                          5,940              6,403
Deferred Income Taxes                                                                   4,919              4,945
                                                                                     --------           --------
                                                                                       31,685             30,322
                                                                                     --------           --------
Commitments and Contingencies (Notes 5 and 6)
Shareholders' Equity:
 Common stock, $.10 par value; authorized
   20,000,000 shares; issued and outstanding
   14,110,449 at February 1, 2004 and 13,969,151 at August 3, 2003                      1,411              1,397
 Additional paid-in capital                                                           106,223            104,551
 Retained earnings                                                                     68,965             61,478
 Accumulated other comprehensive income (loss)                                          1,388              (184)
                                                                                     --------           --------
                                   Total Shareholders' Equity                         177,987            167,242
                                                                                     --------           --------
                                                                                    $ 209,672          $ 197,564
                                                                                     ========           ========

 The accompanying notes are an integral part of these financial statements.

                         HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (In thousands except per share data)

                                                          Thirteen weeks ended          Twenty-six      Twenty-seven
                                                          --------------------          weeks ended     weeks ended
                                                      February 1,      February 2,      February 1,     February 2,
                                                         2004             2003             2004            2003
                                                       --------         --------         --------         --------
Net sales                                             $  29,408        $  25,015        $  57,675        $  52,305
                                                       --------         --------         --------         --------

Cost and expenses:
 Cost of products sold                                   19,045           16,342           36,670           34,441
 Selling and administrative expenses                      5,198            4,232            9,978            8,617
                                                       --------         --------         --------         --------
                                                         24,243           20,574           46,648           43,058
                                                       --------         --------         --------         --------

 Operating Income                                         5,165            4,441           11,027            9,247
                                                       --------         --------         --------         --------

Other income (expense), net:
 Investment income                                          187              296              363              664
 Interest expense                                           (82)             (82)            (169)            (177)
 Foreign exchange (loss)                                    (70)             --              (243)             --
                                                       --------         --------         --------         --------
                                                             35              214              (49)             487
                                                       --------         --------         --------         --------

 Income before income taxes                               5,200            4,655           10,978            9,734
Provision for income taxes                                1,654            1,368            3,491            3,095
                                                       --------         --------         --------         --------
 Net income                                           $   3,546        $   3,287        $   7,487        $   6,639
                                                       ========         ========         ========         ========

Earnings per common share - Basic                     $     .25        $     .23        $     .53        $     .45
                                                       ========         ========         ========         ========

 Basic weighted average shares                           14,073           14,464           14,043           14,665
                                                       ========         ========         ========         ========

Earnings per common share - Diluted                   $     .24        $     .22        $     .50        $     .43
                                                       ========         ========         ========         ========

 Diluted weighted average shares                         14,880           15,124           14,826           15,411
                                                       ========         ========         ========         ========

The accompanying notes are an integral part of these financial statements.


                                              HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                   26 weeks ended February 1, 2004
                                                  (In thousands except share data)

                                                                                                Accumulated
                                                    Common Stock       Additional                  Other
                                                    ------------         Paid-in    Retained    Comprehensive
                                                Shares        Amount     Capital    Earnings    Income (Loss)     Total
                                                ------        ------     -------    --------    -------------     -----
Balance at August 03, 2003                    13,969,151   $  1,397      104,551    61,478         (184)       $ 167,242

Net income                                                                           7,487                         7,487
Exercise of stock options                        141,298         14        1,263                                   1,277
Tax benefit upon exercise of stock
  options                                                                    409                                     409
Other comprehensive loss:
   Unrealized loss on interest rate swap                                                            (54)             (54)
   Foreign currency translation gain                                                              1,626            1,626
                                              ----------   --------      -------    ------        -----        ---------
Balance at February 1, 2004                   14,110,449   $  1,411      106,223    68,965        1,388        $ 177,987
                                              ==========   ========      =======    ======        =====        =========

The accompanying notes are an integral part of these financial statements.

                              HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (In thousands)

                                                                                         Twenty-six     Twenty-seven
                                                                                         weeks ended     weeks ended
                                                                                         February 1,     February 2,
                                                                                            2004            2003
                                                                                          --------        --------
Cash flows from operating activities:

       Net income                                                                         $  7,487        $  6,639
                                                                                          --------        --------
       Adjustments to reconcile net income to
          net cash provided by operations:
               Depreciation and amortization                                                 1,976           1,988
               Foreign exchange loss                                                           214            --
               Equity in income of limited partnership                                          (6)            (12)
               (Increase) in deferred tax assets                                              --               (86)
               (Increase) in deferred taxes & other                                           (177)           --
               Changes in operating assets and liabilities:
                  (Increase) in accounts receivable                                         (1,184)         (3,081)
                  (Increase) decrease in costs incurred and income
                     recognized in excess of billings on uncompleted contracts              (8,519)            292
                  (Increase) in other receivables                                             (339)           (342)
                  (Increase) in inventories                                                 (2,463)         (3,944)
                  Decrease in prepaid expenses and other                                      --               122
                  Increase (decrease) in accounts payable and accrued expenses                 574            (324)
                  Increase in billings in excess of revenue                                    423            --
                  Increase (decrease) in reserve for contract losses                           204            (356)
                  Increase in advance payments on contracts                                    549           3,756
                  Increase in income taxes payable                                             396            --
                  Other, net                                                                   790             112
                                                                                          --------        --------
                                                Total adjustments                           (7,562)         (1,875)
                                                                                          --------        --------
               Net cash (used in) provided by operating activities                             (75)          4,764
                                                                                          --------        --------

Cash flows from investing activities:
       Acquisition of business, net of cash acquired                                          --            (2,384)
       Proceeds from sale of fixed assets                                                     --                 5
       Partial distribution from limited partnership                                            39              27
       Capital expenditures                                                                 (3,124)         (2,338)
                                                                                          --------        --------
               Net cash used in investing activities                                        (3,085)         (4,690)
                                                                                          --------        --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                               1,277             482
       Payments of long-term debt                                                             (642)           (159)
       Purchase of treasury stock                                                             --            (4,789)
                                                                                          --------        --------
               Net cash provided by (used in)  financing activities                            635          (4,466)
                                                                                          --------        --------
               Net (decrease) in cash and cash equivalents                                  (2,525)         (4,392)

Cash and cash equivalents at beginning of period                                            81,523          86,210
                                                                                          --------        --------

Cash and cash equivalents at end of period                                                $ 78,998        $ 81,818
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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. These financial statements are unaudited and have not been reported on by independent public accountants.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Adoption of this Standard did not have a material impact on the Company's financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002; and with respect to the disclosure provisions, for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro forma disclosures of SFAS No. 123 in interim condensed financial statements for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

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
                    Dividend yield                     zero

     Had compensation cost for stock options granted in the first six months of fiscal years 2004 and 2003 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):


                                                            Thirteen weeks ended        Twenty-six       Twenty-seven
                                                            --------------------        weeks ended      weeks ended
                                                         February 1,    February 2,     February 1,      February 2,
                                                            2004           2003            2004             2003
                                                            ----           ----            ----             ----
        Net income - as reported                          $ 3,546        $  3,287       $  7,487          $  6,639
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                   (87)           (474)          (293)           (1,372)
                                                            -----           -----          -----             -----
        Net income  -  pro forma                          $ 3,459        $  2,813       $  7,194          $  5,267
                                                            =====           =====          =====             =====
        Earnings per share  -  as reported
             Basic                                        $   .25        $    .23       $    .53          $    .45
             Diluted                                          .24             .22            .50               .43
        Earnings per share  - pro forma
             Basic                                        $   .25        $    .19       $    .51          $    .36
             Diluted                                          .23             .19            .49               .34

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003 this Interpretation was replaced by FASB Interpretation No. 46(R) ("FIN 46(R)"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement did not have a significant impact on the financial position, results of operations or cash flows of the Company.

2. Inventories at February 1, 2004 and August 3, 2003 are summarized as follows (in thousands):

                                                                 February 1, 2004            August 3, 2003
                                                                 ----------------            --------------

              Purchased parts and raw materials                         $ 20,397                  $ 19,690
              Work in process                                             19,744                    18,646
              Finished products                                            2,656                     1,948
                                                                         -------                   -------
                                                                          42,797                    40,284
              Less reserve for excess and obsolete materials               2,789                     2,739
                                                                         -------                   -------
                                                                        $ 40,008                  $ 37,545
                                                                          ======                    ======

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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001 (the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $153,000 as of February 1, 2004. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended February 1, 2004 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The change in the carrying amount of goodwill for the six months ended February 1, 2004 is as follows (in thousands):

               Balance at August 3, 2003                        $ 25,729
               Foreign currency translation adjustment               719
                                                                  ------
               Balance at February 1, 2004                      $ 26,448
                                                                  ======

     Intangibles consist of the following (in thousands):

                                            February 1,   August 3,    Estimated
                                               2004         2003      useful life
                                               ----         ----      -----------

         Technology (1)                     $ 1,021      $ 1,021       15 years
         Backlog (1)                            325          325        2 years
         Non-compete (1)                         31           31        5 years
         Foreign currency translation
            Adjustment (1)                      185         -
         Patents                                568          568       14 years
                                              -----        -----
                                              2,130        1,945
         Accumulated amortization               541          403
                                              -----        -----
                                            $ 1,589      $ 1,542
                                              =====        =====

     ---------
     (1) Related to the acquisition of EWST (See Note 10.)

     Amortization expense for the thirteen weeks ended February 1, 2004 and February 2, 2003 was approximately $69,000 and $10,000, respectively , and for the twenty-six weeks ended February 1, 2004 and twenty-seven weeks ended February 2, 2003 was approximately $138,000 and $21,000, respectively.

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

5. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. In connection with the Robinson Laboratories, Inc. ("RLI") litigation, as discussed in Part II,
     Item 1. "Legal Proceedings", at a proceeding in April 2003 the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. In January 2004, the Second Circuit affirmed the trial court judgment in its entirety, however, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock. Herley submitted its response in opposition and on February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues.

6. The Company has outstanding an aggregate of approximately $19,000,000 in open purchase orders as of February 1, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

7.   The   following   tables  show  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands):


                                                                     Thirteen weeks ended
                                                                     --------------------
                                                              February 1, 2004     February 2, 2003
                                                              ----------------     ----------------
        Basic weighted-average shares                              14,073              14,464
           Effect of dilutive securities:
              Employee stock options and warrants                     807                 660
                                                                   ------              -------
        Diluted weighted-average shares                            14,880              15,124
                                                                   ======              ======

     There were no anti-dilutive options outstanding during the quarter ended February 1, 2004. Options to purchase 704,500 weighted shares of common stock, with exercise prices ranging from $16.80 to $19.52, were outstanding during the second quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.


                                                                 Twenty-six                Twenty-seven
                                                                 weeks ended                weeks ended
                                                              February 1, 2004           February 2, 2003
                                                              ----------------           ----------------
        Basic weighted-average shares                              14,043                    14,665
           Effect of dilutive securities:
              Employee stock options and warrants                     783                       746
                                                                   ------                    ------
        Diluted weighted-average shares                            14,826                    15,411
                                                                   ======                    ======

     Options to purchase 637,758 weighted shares of common stock, with an exercise price of $19.52, were outstanding during the first six months of fiscal 2004, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire May 21, 2012, were still outstanding as of February 1, 2004. Options to purchase 694,188 weighted shares of common stock, with exercise prices ranging from $17.42 to $19.52, were outstanding during the first six months of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

8.   The components of comprehensive income are as follows (in thousands):


                                                            Thirteen weeks ended        Twenty-six       Twenty-seven
                                                            --------------------        weeks ended      weeks ended
                                                         February 1,    February 2,     February 1,      February 2,
                                                            2004           2003            2004             2003
                                                            ----           ----            ----             ----
        Net income                                        $ 3,546        $ 3,287         $ 7,487          $ 6,639
        Unrealized loss on interest rate swap                 (19)           -               (54)             (12)
        Foreign currency translation gain (loss)            1,382            (42)          1,626              (41)
                                                            -----          -----           -----            -----
        Comprehensive income                              $ 4,909        $ 3,245         $ 9,059          $ 6,586
                                                            =====          =====           =====            =====

     The components of accumulated other comprehensive income (loss) is as follows (in thousands):

                                                          February 1, 2004                August 3, 2003
                                                          ----------------                --------------
        Unrealized (loss) from available-for-sale
           securities                                        $    (48)                    $    (48)
        Unrealized (loss) on interest rate swap                  (104)                         (50)
        Foreign currency translation gain                       1,540                          (86)
                                                                -----                          ---
             Accumulated other comprehensive income          $  1,388                     $   (184)
                                                                =====                          ===

9. Geographic net sales for the second quarter, based on place of contract performance, were as follows (in thousands):

                                                        Thirteen weeks ended          Thirteen weeks ended
                                                          February 1, 2004              February 2, 2003
                                                          ----------------              ----------------
                United States                                 $ 23,495                     $ 20,647
                Israel                                           2,972                        3,025
                England                                          2,941                        1,343
                                                                ------                       ------
                                                              $ 29,408                     $ 25,015
                                                                ======                       ======

     Geographic net sales for the six months, based on place of contract performance, were as follows (in thousands):

                                                       Twenty-six weeks ended        Twenty-seven weeks ended
                                                          February 1, 2004               February 2, 2003
                                                          ----------------               ----------------
                United States                                $ 45,566                       $ 43,804
                Israel                                          6,028                          5,836
                England                                         6,081                          2,665
                                                               ------                         ------
                                                             $ 57,675                       $ 52,305
                                                               ======                         ======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                        February 1,      August 3,
                                           2004            2003
                                           ----            ----
                United States             $ 19,738       $ 18,945
                Israel                       3,108          3,071
                England                        896            390
                                            ------         ------
                                          $ 23,742       $ 22,406
                                            ======         ======

10. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary of the Company. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and b) to increase the amount of microwave content supplied by the Company on each simulator platform. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8% based on LIBOR at the date of acquisition. The note has a balance of $1,214,000 at February 1, 2004 (adjusted for foreign exchange rate fluctuations) payable in two remaining installments annually on October 1, of $607,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

11.  Supplemental cash flow information is as follows (in thousands):

                                                                    Twenty-six            Twenty seven
                                                                    weeks ended            weeks ended
                                                                 February 1, 2004       February 2, 2003
                                                                 ----------------       ----------------
           Cash paid during the period for:
                Interest                                            $   160                  $    180
                Income taxes                                          3,178                     2,950
           Tax benefit related to stock options                         409                       641
           Deferred purchase price of business acquired                 -                       1,500

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

Results of Operations
---------------------
Thirteen weeks ended February 1, 2004 and February 2, 2003
----------------------------------------------------------

Net sales for the thirteen weeks ended February 1, 2004 were approximately $29,408,000 compared to $25,015,000 in the fourteen weeks ended February 2, 2003, an increase of $4,393,000 (17.6%). Net sales at EWST accounted for $1,598,000 of the increase, and defense electronics microwave systems and components increased by $3,035,000. This increase includes revenue from products shipped under certain new programs and price increases on legacy products and programs. This was offset by a decrease of $240,000 in commercial technologies, which continues to experience a drop in orders in medical and scientific products.

The gross profit margin in the thirteen weeks ended February 1, 2004 was 35.2% compared to 34.7% in the second quarter of fiscal 2003. The increase in gross profit of $1,690,000 is primarily attributable to the increase in volume for the quarter, including the increased revenue at EWST as well as higher pricing on existing products. The gross profit margin increased from microwave components through production efficiencies due primarily to automation. Billings of approximately $3,000,000 relating to engineering programs with very low margins, offset these increases. These programs will now transition into production which will result in higher margins from the related products.

Selling and administrative expenses for the thirteen weeks ended February 1, 2004 were 17.7% of net sales as compared to 16.9% in the second quarter of fiscal 2003. Major components of the net increase in expenses of $966,000 includes increased expenses attributable to the acquisition of EWST of $220,000 (including amortization of acquired intangibles and additional personnel); an increase in incentive compensation under employment contracts and discretionary bonuses of $287,000; and additional personnel and related costs including fringe benefits and travel, primarily in domestic and international marketing, of $473,000. Litigation costs related to the Robinson Labs litigation were $61,000 in the second quarter of fiscal 2004, as compared to $178,000 in the second quarter of fiscal 2003. (See Part II, Item 1. "Legal Proceedings").

Operating income for the quarter was $5,165,000 or 17.6% of net sales, as compared to $4,441,000 or 17.8% of net sales in 2003. The increase in operating income is primarily attributable to the overall increase in revenue for the quarter. Our foreign operations contributed $854,000 in operating income for the quarter as compared to $549,000 in fiscal 2003. The offsetting effects of the improvement in gross profit margin and the increases in selling and administrative expenses on operating income are discussed above.

Investment income decreased by $109,000 in fiscal 2004 as a result of a 30% decline in the rate of interest earned on the investment of excess cash reserves during the quarter as compared to interest rates in fiscal 2003, and a decrease on average of approximately $1,300,000 in funds invested.

The net foreign exchange loss in the second quarter of fiscal 2004 of $70,000 is attributable to the weaker U. S. dollar during the current quarter causing the Company's foreign denominated liabilities to increase in value resulting in an unrealized foreign exchange loss of $84,000. The Company realized a net foreign exchange gain in the United Kingdom of $14,000.

Twenty-six weeks ended February 1, 2004 and Twenty-seven weeks ended February 2, 2003
----------------

Net sales for the twenty-six weeks ended February 1, 2004 were approximately $57,675,000 compared to $52,305,000 in the first six months of fiscal 2003. The sales increase of $5,370,000 (10.3%) is attributable to increased revenue in defense electronics of $6,875,000 (including $3,416,000 attributable to the acquisition of EWST). This increase includes revenue from products shipped under certain new programs and price increases on legacy products and programs. This was offset by decreased revenue of $1,505,000 in commercial technologies which has experienced a decrease in new orders in medical and scientific products. The Company expects revenues in defense electronics to continue at a level above the prior fiscal year, and revenues from medical products to remain flat for the balance of fiscal 2004.

The gross profit margin of 36.4% in the twenty-six weeks ended February 1, 2004 was higher than the margin of 34.2% in fiscal 2003. Gross profit increased $3,141,000 as a result of increased volume over fiscal 2003, including the increased revenue at EWST of $3,416,000, as well as higher pricing on existing products. Margins on foreign shipments from the U.S. are higher than similar products shipped domestically due to the pricing on smaller quantity orders. Margins also improved in microwave components due to production efficiencies, including automation. Billings of approximately $3,000,000 relating to engineering programs with very low margins, offset these increases. These programs will now transition into production which will result in higher margins from the related products.

Selling and administrative expenses for the twenty-six weeks ended February 1, 2004 were 17.3% of net sales as compared to 16.5% in the first half of fiscal 2003. There was a net increase in expenses of $1,361,000 which includes expenses of EWST of $421,000, and an increase in incentive compensation under employment contracts and discretionary bonuses of $685,000; and additional personnel and related costs including fringe benefits and travel, primarily in domestic and international marketing, of $787,000. Litigation costs of $98,000 were incurred in the six months ended February 1, 2004, as compared to $828,000 in fiscal 2003, in connection with the Robinson Labs litigation. (See Part II, Item 1. "Legal Proceedings").

Operating income for the six months was $11,027,000 or 19.1% of net sales, as compared to $9,247,000 or 17.7% of net sales in 2003. The increase in operating income is primarily attributable to the overall increase in revenue for the period. Our foreign operations contributed $2,400,000 in operating income for the six months as compared to $1,241,000 in fiscal 2003. The offsetting effects of the improvement in gross profit margin and the increases in selling and administrative expenses on operating income are discussed above.

Investment income decreased by $301,000 in fiscal 2004 as a result of a 39% decline in the rate of interest earned on the investment of excess cash reserves during the six months as compared to interest rates in fiscal 2003, and a decrease on average of approximately $2,900,000 in funds invested.

The foreign exchange loss of $243,000 in the six months ended February 1, 2004 is attributable to the weaker U. S. dollar during the period causing the Company's foreign denominated liabilities to increase in value resulting in an unrealized foreign exchange loss of $214,000, and a net foreign exchange loss realized of $29,000, net of foreign exchange gains in the United Kingdom of $26,000.

Liquidity and Capital Resources
-------------------------------

As of February 1, 2004 and August 3, 2003,  working capital was $135,918,000 and
$127,613,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.5 to 1 and 7.7 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $1,405,000 at February 1, 2004, and $856,000 at August 3, 2003. The net increase is attributable to advance payments received on certain foreign contracts.

Net cash used in operations during the thirteen weeks ended February 1, 2004 was approximately $75,000 as compared to net cash provided by operations of $4,764,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from operations of $9,677,000 (adjusted for depreciation, amortization, and foreign exchange losses), and an aggregate increase in various liabilities of $2,936,000. Offsetting these sources of funds are increases in costs incurred and income recognized on uncompleted contracts of $8,519,000, accounts receivable of $1,184,000, and inventory of $2,463,000. EWST contracts accounted for $4,016,000 of the increase in costs incurred and income recognized on uncompleted contracts. These contracts, which were included in the backlog of EWST at the date of acquisition, provided for minimal advanced payments and milestone payments. In accordance with Company policy on long term contracts, new contracts entered into by EWST now include provisions for advanced payments and milestone payments. The Company expects to bill approximately $5,585,000 of the balance at February 1, 2004 by the end of its current fiscal year.

Net  cash  used  in  investing   activities   includes  $3,124,000  for  capital
expenditures.

Net cash generated from financing activities of $635,000 consists of the exercise of stock options for $1,277,000, offset by the payment of the deferred purchase price of $500,000 related to the acquisition of EWST, a payment of $42,000 on the Mortgage note, and a payment of $100,000 on the Industrial Revenue Bonds. The Company has a future commitment for $1,214,000 (adjusted for foreign exchange rate fluctuations), including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $607,000.

In June 2002, the Company entered into a new $50,000,000 revolving credit loan syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2005. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate, as established by the Federal Open Market Committee ("FMOC") of the Federal Reserve Board, plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.10%, respectively, at February 1, 2004. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of February 1, 2004 and August 3, 2003. Stand-by letters of credit were outstanding in the amount of approximately $12,440,000 under the credit facility at February 1, 2004.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $79,000,000. A significant portion of the Company's revenue for fiscal 2004 will be generated from its existing backlog of sales orders. The backlog of orders at February 1, 2004 was approximately $102,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,560,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $12,440,000.

     Future payments required on long-term debt are as follows (in thousands):

            Twelve months                                             Industrial
                ended                            Mortgage               revenue                Other
              February            Total            note                  bonds              obligations
              --------            -----            ----                  -----              -----------
                2005           $    801          $      89              $    105             $    607
                2006                814                 97                   110                  607
                2007                219                104                   115                  -
                2008                233                113                   120                  -
                2009                246                121                   125                  -
             Thereafter           4,428              2,045                 2,230                  153
                                  -----              -----                 -----                -----
                                $ 6,741            $ 2,569               $ 2,805              $ 1,367
                                  =====              =====                 =====                =====

Other obligations include the remaining installments due in connection with the acquisition of EWST (as adjusted for foreign exchange fluctuations) of (pound)500,000 payable October 1, 2004 and 2005. The $153,000 represents the fair value of the interest rate swap as of February 1, 2004, which matures October 1, 2011 (discussed in Note 3).

The Company has outstanding an aggregate of approximately $19,000,000 in open purchase orders as of February 1, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

Stand-by letters of credit expire as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2004            $ 6,229
                2005                530
                2006              2,090
                2007              3,393
                2008                 30
                2009                168
                                 ------
                               $ 12,440
                                 ======

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2004            $ 1,275
                2005              1,056
                2006                978
                2007                983
                2008                958
             Thereafter           1,171
                                  -----
                                $ 6,421
                                  =====

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003 this Interprtation was replaced by FASB Interpretation No. 46(R) ("FIN 46(R)"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $153,000 as of February 1, 2004. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the quarter ended February 1, 2004, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Item 4: Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation  of the  Company's  Chief  Executive  Officer  and Chief
          Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of February 1, 2004.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At a proceeding on April 28, 2003, the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. Accordingly, by Order dated May 6, 2003, the Court denied without prejudice all of the parties' petitions. On May 12, 2003, Herley filed its appeal to the United States Court of Appeals for the Second Circuit. On May 28, 2003, RLI filed a notice of cross-appeal. Robinson did not appeal. Herley filed its brief in support of its appeal before the Second Circuit on August 22, 2003. RLI timely filed its brief in response to Herley's appeal and in support of RLI's cross-appeal. Herley timely filed a response to RLI's brief and thereafter RLI timely filed a response to Herley's brief. Oral argument was held on December 18, 2003.

By Summary Order on January 26, 2004, the Second Circuit affirmed the trial court judgment in its entirety. On

February 4, 2004, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock under Federal Rule of Civil Procedure 60. RLI contends that it has "newly discovered evidence," first learned in August 2003, to justify its requested relief. Herley submitted its response in opposition by letter dated February 10, 2004. On February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. Herley will submit its briefs by the end of March 2004.

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

          None

Item 3 - Defaults Upon Senior Securities:

          None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

          (1) The Registrant held its Annual Meeting of Stockholders on January 15, 2004.

          (2) Four directors were elected at the Annual Meeting of Stockholders as follows:

     Class I - To serve until the Annual Meeting of Stockholders in 2006 or until their successors are chosen and qualified:

     Name                                       Votes For         Votes Withheld
     ----                                       ---------         --------------
     Lee N. Blatt                               8,807,406             4,205,251
     Adm. Edward K. Walker, Jr. (Ret.)          12,272,943              739,714

     Class II - To serve until the Annual Meeting of Stockholders in 2004 or until their successors are chosen and qualified:

     Name                                       Votes For         Votes Withheld
     ----                                       ---------         --------------
     Dr. Edward A. Bogucz                       12,272,943              739,714

     Class III - To serve until the Annual Meeting of Stockholders in 2005 or until their successors are chosen and qualified:

     Name                                       Votes For         Votes Withheld
     ----                                       ---------         --------------
     Adm. Robert M. Moore (Ret.)                12,272,943              739,714

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

          (b) Reports on Form 8-K

               During the second quarter of fiscal 2004, the Registrant filed the following report on Form 8-K:

               The Company filed a report on December 11, 2003 in connection with the release of its financial results for the first quarter of fiscal year 2004 for the quarter ended November 2, 2003.

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

                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                   Registrant

                            BY:       /S/    Myron Levy
                                -----------------------------------
                                Myron Levy, Chief Executive Officer

                            BY:        /S/    Anello C. Garefino
                                -----------------------------------------------
                                Anello C. Garefino, Principal Financial Officer

DATE: March 17, 2004