Form 10-Q
period 2004-05-02
HERLEY INDUSTRIES INC /NEW
filed 2004-06-16
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the period ended: May 2, 2004
                      -----------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of June 11, 2004 - 14,206,408 shares of Common Stock.

                             HERLEY INDUSTRIES, INC
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





                                                                       PAGE
                                                                       ----
PART  I  -  FINANCIAL   INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           May 2, 2004 and August 3, 2003                                 2

     Condensed  Consolidated  Statements  of  Income  -
           For  the  Thirteen  and Thirty-nine weeks ended
            May 2, 2004 and Thirteen and Forty weeks
            ended May 4, 2003                                             3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the Thirty-nine weeks ended May 2, 2004                    4

     Condensed Consolidated Statements of Cash Flows -
           For the Thirty-nine weeks ended May 2, 2004
            and Forty weeks ended May 4, 2003                             5

     Notes to Condensed Consolidated Financial Statements                 6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk    18

Item 4 -   Controls and Procedures                                       18

PART II -OTHER   INFORMATION

Item 1 -   Legal Proceedings                                             19

Item 6 -   Exhibits and Reports on Form 8K                               20

Signatures                                                               22


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                      May 2,     August 3,
                                                                                       2004        2003
                                                                                    ---------   ---------
                                                                                   (Unaudited)
                                     ASSETS
Current Assets:
               Cash and cash equivalents                                            $  65,605   $  81,523
               Accounts receivable                                                     19,587      16,525
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts                                 16,023       6,960
               Other receivables                                                          849         827
               Inventories, net of allowance of $3,640 in fiscal 2004
                 and $2,739 in fiscal 2003                                             44,677      37,545
               Deferred taxes and other                                                 3,416       3,207
                                                                                    ---------   ---------
                                                       Total Current Assets           150,157     146,587
Property, Plant and Equipment, net                                                     25,124      22,406
Goodwill                                                                               35,342      25,729
Intangibles, net of accumulated amortization of $624 in fiscal
               2004 and $403 in fiscal 2003                                             4,665       1,542
Available-For-Sale Securities                                                              75          75
Other Investments                                                                         112         162
Other Assets                                                                              947       1,063
                                                                                    ---------   ---------
                                                                                    $ 216,422   $ 197,564
                                                                                    =========   =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
               Current portion of long-term debt                                    $     788   $     686
               Accounts payable and accrued expenses                                   16,836      14,026
               Billings in excess of costs incurred and
                   income recognized on uncompleted contracts                             478         -
               Income taxes payable                                                     3,332       2,670
               Reserve for contract losses                                              1,129         736
               Advance payments on contracts                                              865         856
                                                                                    ---------   ---------
                                                       Total Current Liabilities       23,428      18,974
Long-term Debt                                                                          5,845       6,403
Deferred Income Taxes                                                                   4,936       4,945
                                                                                    ---------   ---------
                                                                                       34,209      30,322
                                                                                    ---------   ---------
Commitments and Contingencies (Notes 7 and 8)
Shareholders' Equity:
               Common stock, $.10 par value; authorized
                 20,000,000 shares; issued and outstanding
                 14,164,499 at May 2, 2004 and 13,969,151 at August 3, 2003             1,416       1,397
               Additional paid-in capital                                             106,919     104,551
               Retained earnings                                                       72,841      61,478
               Accumulated other comprehensive income (loss)                            1,037        (184)
                                                                                    ---------   ---------
                                                       Total Shareholders' Equity     182,213     167,242
                                                                                    ---------   ---------
                                                                                    $ 216,422   $ 197,564
                                                                                    =========   =========

The accompanying notes are an integral part of these financial statements.


                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                Thirteen weeks ended   Thirty-nine   Forty
                                                --------------------   weeks ended weeks ended
                                                 May 2,      May 4,       May 2,     May 4,
                                                  2004        2003         2004       2003
                                                --------    --------    --------    ---------
Net sales                                       $ 30,233    $ 26,897    $ 87,908    $ 79,202
                                                --------    --------    --------    --------
Cost and expenses:
          Cost of products sold                   19,465      18,046      56,135      52,487
          Selling and administrative expenses      5,418       4,080      15,396      12,697
                                                --------    --------    --------    --------
                                                  24,883      22,126      71,531      65,184
                                                --------    --------    --------    --------
          Operating Income                         5,350       4,771      16,377      14,018
                                                --------    --------    --------    --------
Other (expense) income, net:
          Investment income                          153         236         516         900
          Interest expense                           (79)        (81)       (248)       (258)
          Foreign exchange gain (loss)                18         -          (225)        -
                                                --------    --------    --------    --------
                                                      92         155          43         642
                                                --------    --------    --------    --------
          Income before income taxes               5,442       4,926      16,420      14,660
Provision for income taxes                         1,566       1,567       5,057       4,662
                                                --------    --------    --------    --------
          Net income                            $  3,876    $  3,359    $ 11,363    $  9,998
                                                ========    ========    ========    ========

Earnings per common share - Basic               $    .27    $    .24    $    .81    $    .69
                                                ========    ========    ========    ========
          Basic weighted average shares           14,129      14,218      14,072      14,449
                                                ========    ========    ========    ========

Earnings per common share - Diluted             $    .26    $    .23    $    .76    $    .66
                                                ========    ========    ========    ========
          Diluted weighted average shares         14,932      14,848      14,861      15,175
                                                ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           39 weeks ended May 2, 2004
                        (In thousands except share data)
                                                                                               Accumulated
                                                  Common Stock       Additional                   Other
                                                  ------------         Paid-in    Retained     Comprehensive
                                              Shares        Amount     Capital    Earnings     Income (Loss)      Total
                                              ------        ------     -------    --------     -------------      -----

Balance at August 03, 2003                  13,969,151    $ 1,397      104,551     61,478         (184)         $ 167,242

Net income                                                                         11,363                          11,363
Exercise of stock options                      195,348         19        1,806                                      1,825
Tax benefit upon exercise of stock
  options                                                                  562                                        562
Other comprehensive income (loss):
   Unrealized loss on interest rate swap                                                           (17)               (17)
   Foreign currency translation gain                                                             1,238              1,238
                                            ----------    -------      -------     ------        -----          ---------
Balance at May 2, 2004                      14,164,499    $ 1,416      106,919     72,841        1,037          $ 182,213
                                            ==========    =======      =======     ======        =====          =========


The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          Thirty-nine        Forty
                                                                                          weeks ended     weeks ended
                                                                                             May 2,          May 4,
                                                                                              2004            2003
                                                                                          -----------     -----------
Cash flows from operating activities:
          Net income                                                                       $ 11,363        $  9,998
                                                                                           --------        --------
          Adjustments to reconcile net income to
             net cash provided by operations:
                  Depreciation and amortization                                               3,048           3,005
                  Foreign exchange loss                                                         182             -
                  Equity in income of limited partnership                                       -               (14)
                  Changes in operating assets and liabilities:
                           Increase in accounts receivable                                   (1,846)           (138)
                           (Increase) decrease in costs incurred and income
                              recognized in excess of billings on uncompleted contracts      (9,063)          2,439
                           (Increase) in other receivables                                      (22)           (111)
                           (Increase) in inventories                                         (5,737)         (5,731)
                           (Increase) decrease in deferred taxes and other                     (122)            755
                           Increase (decrease) in accounts payable and accrued expenses       1,904          (2,266)
                           Increase in billings in excess of costs incurred and
                             income recognized on uncompleted contracts                         478             -
                           Increase in income taxes payable                                   1,224           2,157
                           Increase (decrease) in reserve for contract losses                    98            (554)
                           Increase in advance payments on contracts                              9             265
                           Other, net                                                           539             241
                                                                                           --------        --------
                                   Total adjustments                                         (9,308)             48
                                                                                           --------        --------

                  Net cash provided by operating activities                                   2,055          10,046
                                                                                           --------        --------

Cash flows from investing activities:
          Acquisition of business, net of cash acquired                                     (14,914)         (2,542)
          Partial distribution from limited partnership                                          50              49
          Capital expenditures                                                               (4,270)         (2,994)
                                                                                           --------        --------
                  Net cash used in investing activities                                     (19,134)         (5,487)
                                                                                           --------        --------

Cash flows from financing activities:
          Proceeds from exercise of stock options                                             1,825             704
          Payments of long-term debt                                                           (664)           (188)
          Purchase of treasury stock                                                            -           (12,187)
                                                                                           --------        --------
                  Net cash provided by (used in) financing activities                         1,161         (11,671)
                                                                                           --------        --------


                  Net decrease in cash and cash equivalents                                 (15,918)         (7,112)

Cash and cash equivalents at beginning of period                                             81,523          86,210
                                                                                           --------        --------
Cash and cash equivalents at end of period                                                 $ 65,605        $ 79,098
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
                                    Dividend yield                     zero

     Had compensation cost for stock options granted in the first nine months of fiscal years 2004 and 2003 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                            Thirteen weeks ended        Thirty-nine         Forty
                                                            --------------------        weeks ended      weeks ended
                                                           May 2,         May 4,          May 2,           May 4,
                                                            2004           2003            2004             2003
                                                            ----           ----            ----             ----
        Net income - as reported                          $ 3,876        $  3,359      $  11,363          $  9,998
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                  (163)           (283)          (468)           (1,655)
                                                            ------          ------       --------           -------
        Net income  -  pro forma                          $ 3,713        $  3,076      $  10,895          $  8,343
                                                            =====           =====         ======            ======
        Earnings per share  -  as reported
             Basic                                        $    .27       $     .24     $      .81         $     .69
             Diluted                                           .26             .23            .76               .66
        Earnings per share  - pro forma
             Basic                                        $    .26       $     .22     $      .77         $     .58
             Diluted                                           .25             .21            .73               .55

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years due to the various vesting schedules.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003 this Interpretation was replaced by FASB Interpretation No. 46(R) ("FIN 46(R)"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46(R) did not have a material effect on the Company's financial position, results of operations or cash flows.

2. Inventories at May 2, 2004 and August 3, 2003 are summarized as follows (in thousands):

                                                              May 2, 2004     August 3, 2003
                                                              -----------     --------------

        Purchased parts and raw materials                      $ 23,143         $ 19,690
        Work in process                                          22,532           18,646
        Finished products                                         2,642            1,948
                                                                -------          -------
                                                                 48,317           40,284
        Less reserve for excess and obsolete materials            3,640            2,739
                                                                -------          -------
                                                               $ 44,677         $ 37,545
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

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series 2001 (the "Bonds") on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $99,000 as of May 2, 2004.

4. The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc., a Delaware corporation doing business in Whippany, New Jersey. The facility operates as a wholly-owned subsidiary of the Company as Herley-CTI, Inc. ("CTI"). CTI designs, develops and produces state-of-the-art signal generation components and integrated assemblies for digital radio, SONET, SatCom, test and instrumentation, datacom, and wired and wireless applications to 45 Ghz and 45 Gb/s. Having a worldwide reputation for phase locked sources with low phase noise, the acquisition of CTI is a strategic fit for the Company. CTI recently developed a fast frequency changing direct synthesizer which when combined with the capabilities of Herley-Israel puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare, and microwave test systems. In addition, CTI is complementary to our existing customer base, expands our technical engineering team, complements the Company's core technology, and will enable the Company to leverage the combined capabilities into new markets.

     The transaction provides for a net payment of $14,914,000 in cash and the assumption of certain liabilities. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform CTI data to the Company's accounting policies. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price is expected to be completed in the fourth quarter of fiscal 2004, and may differ from the amounts included in the accompanying condensed consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $9,017,000 has been recorded as goodwill.

     The preliminary allocation of the aggregate purchase price is as follows:

              Aggregate purchase price        $ 14,914
                                                ======
              Current assets                     2,698
              Furniture and equipment            1,200
              Technology                         2,400
              Drawings                             800
              Goodwill                           9,017
              Current liabilities               (1,201)

5. The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary of the Company. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and b) to increase the amount of microwave content supplied by the Company on each simulator platform. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for $1,500,000, including interest at 1.8% based on LIBOR at the date of acquisition. The note has a balance of $1,183,000 at May 2, 2004 (adjusted for foreign exchange rate fluctuations) payable in two remaining installments annually on October 1, of $591,500. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

6. The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     The change in the carrying amount of goodwill for the nine months ended May 2, 2004 is as follows (in thousands):

          Balance at August 3, 2003                        $ 25,729
          Goodwill acquired during the period (1)             9,017
          Foreign currency translation adjustment               596
                                                             ------
          Balance at May 2, 2004                           $ 35,342
                                                             ======

     Intangibles consist of the following (in thousands):

                                              May 2,      August 3,   Estimated
                                               2004         2003     useful life
                                               ----         ----     -----------

         Technology (2)                     $ 3,421      $ 1,021      15 years
         Drawings (1)                           800          -        15 years
         Backlog (3)                            325          325       2 years
         Non-compete (3)                         31           31       5 years
         Foreign currency translation
            adjustment (3)                      144          -
         Patents                                568          568      14 years
                                              -----        -----
                                              5,289        1,945
         Accumulated amortization               624          403
                                              -----        -----
                                            $ 4,665      $ 1,542
                                              =====        =====
---------
(1)  Related to the acquisition of CTI (See Note 4.)
(2) Includes $1,021 and $2,400 related to the acquisitions of EWST and CTI, respectively (See Notes 4 and 5.)
(3)  Related to the  acquisition  of EWST (See Note 5.)

     Amortization expense for the thirteen weeks ended May 2, 2004 and May 4, 2003 was approximately $83,000 and $10,000, respectively , and for the thirty-nine weeks ended May 2, 2004 and forty weeks ended May 4, 2003 was approximately $221,000 and $31,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                                        2004             $ 330
                                        2005               289
                                        2006               276
                                        2007               275
                                        2008               269

     The carrying amount of intangibles is evaluated on an annual basis.

7. The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. In connection with the Robinson Laboratories, Inc. ("RLI") litigation, as discussed in Part II,
     Item 1. "Legal Proceedings", at a proceeding in April 2003 the Court decided to delay ruling on all of the petitions for fees and costs until after appeals are exhausted. In January 2004, the Second Circuit affirmed the trial court judgment in its entirety, however, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock. Herley submitted its response in opposition and on February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. By Order dated May 28, 2004 the trial court denied RLI's Motion for a New Trial. Cross petitions for attorney's fees are still pending.

8. The Company has outstanding an aggregate of approximately $17,900,000 in open purchase orders as of May 2, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

9.   The   following   tables  show  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands):

                                                         Thirteen weeks ended
                                                         --------------------
                                                       May 2, 2004  May 4, 2003
                                                       -----------  -----------
        Basic weighted-average shares                    14,129       14,218
           Effect of dilutive securities:
              Employee stock options and warrants           803          630
                                                         ------       ------
        Diluted weighted-average shares                  14,932       14,848
                                                         ======       ======

     There were no anti-dilutive options outstanding for the quarter ended May 2, 2004. Options to purchase 707,000 weighted shares of common stock, with exercise prices ranging from $15.90 to $19.52, were outstanding during the third quarter of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

                                                      Thirty-nine       Forty
                                                      weeks ended    weeks ended
                                                      May 2, 2004    May 4, 2003
                                                      -----------    -----------
        Basic weighted-average shares                   14,072         14,449
           Effect of dilutive securities:
              Employee stock options and warrants          789            726
                                                        ------         ------
        Diluted weighted-average shares                 14,861         15,175
                                                        ======         ======

     There were no anti-dilutive options outstanding for the nine months ended May 2, 2004. Options to purchase 697,911 weighted shares of common stock, with exercise prices ranging from $16.80 to $19.52, were outstanding during the first nine months of fiscal 2003, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

10. The components of comprehensive income are as follows (in thousands):


                                                            Thirteen weeks ended    Thirty-nine       Forty
                                                            --------------------    weeks ended    weeks ended
                                                             May 2,      May 4,       May 2,         May 4,
                                                              2004        2003         2004           2003
                                                              ----        ----         ----           ----
        Net income                                          $ 3,876     $ 3,359      $ 11,363       $ 9,998
        Unrealized gain (loss) on interest rate swap             37          (9)          (17)          (21)
        Foreign currency translation gain (loss)               (388)         47         1,238             6
                                                              -----       -----        ------         -----
        Comprehensive income                                $ 3,525     $ 3,397      $ 12,584       $ 9,983
                                                              =====       =====        ======         =====

     The components of accumulated other comprehensive income (loss) is as follows (in thousands):

                                                             May 2, 2004    August 3, 2003
                                                             -----------    --------------
        Unrealized (loss) from available-for-sale
           securities                                         $   (48)        $  (48)
        Unrealized (loss) on interest rate swap                   (67)           (50)
        Foreign currency translation gain (loss)                1,152            (86)
                                                                -----            ---
             Accumulated other comprehensive income (loss)    $ 1,037         $ (184)
                                                                =====            ===

11. Geographic net sales for the third quarter, based on place of contract performance, were as follows (in thousands):

                                    Thirteen weeks ended   Thirteen weeks ended
                                        May 2, 2004            May 4, 2003
                                        -----------            -----------
                United States            $ 25,282               $ 20,020
                Israel                      2,982                  2,612
                England                     1,969                  4,265
                                           ------                 ------
                                         $ 30,233               $ 26,897
                                           ======                 ======

     Geographic net sales for the nine months, based on place of contract performance, were as follows (in thousands):

                                        Thirty-nine       Forty
                                        weeks ended     weeks ended
                                        May 2, 2004     May 4, 2003
                                        -----------     -----------
                United States            $ 70,848        $ 63,824
                Israel                      9,010           8,448
                England                     8,050           6,930
                                           ------          ------
                                         $ 87,908        $ 79,202
                                           ======          ======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                           May 2,          August 3,
                                            2004             2003
                                            ----             ----
                United States            $ 21,005          $ 18,945
                Israel                      3,163             3,071
                England                       956               390
                                           ------            ------
                                         $ 25,124          $ 22,406
                                           ======            ======


12. Supplemental cash flow information is as follows (in thousands):

                                                          Thirty-nine         Forty
                                                          weeks ended       weeks ended
                                                          May 2, 2004      May 4, 2003
                                                          -----------      -----------
       Cash paid during the period for:
            Interest                                       $   237          $   260
            Income taxes                                     3,841            4,296
       Tax benefit related to stock options                    562              830
       Deferred purchase price of business acquired           -               1,500

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

Results of Operations

Thirteen weeks ended May 2, 2004 and May 4, 2003

Net sales for the thirteen weeks ended May 2, 2004 were approximately $30,233,000 compared to $26,897,000 in the thirteen weeks ended May 4, 2003, an increase of $3,336,000 (12.4%). Net sales at CTI accounted for $1,117,000 of the increase. Defense electronics microwave systems and components increased by $1,766,000. This increase includes revenue from products shipped under certain new programs and price increases on legacy products and programs. Revenue in medical and scientific products increased by $453,000 over the comparable quarter in fiscal 2003.

The gross profit margin in the thirteen weeks ended May 2, 2004 was 35.6% compared to 32.9% in the third quarter of fiscal 2003. The increase in gross profit of $1,917,000 is primarily attributable to the increase in volume for the quarter and product mix. The gross profit margin also benefitted from production efficiencies primarily through automation. Tempering these increases was approximately $2,000,000 in engineering billings, with lower margins, on programs essential for long-term technology development.

Selling and administrative expenses for the thirteen weeks ended May 2, 2004 were 17.9% of net sales as compared to 15.2% in the third quarter of fiscal 2003. Major components of the net increase in expenses of $1,338,000 includes expenses attributable to the acquisition of CTI of $230,000 (including amortization of acquired intangibles); an increase in incentive compensation under employment contracts and discretionary bonuses of $118,000; and additional personnel and related costs including fringe benefits and travel, primarily in domestic and international marketing, of $499,000. Sales representative fees and commissions increased $330,000 over the prior year third quarter. The Company incurred approximately $190,000 in consulting fees in connection with the Sarbanes-Oxley internal controls evaluation project. Litigation costs related to the Robinson Labs litigation were $39,000 in the third quarter of fiscal 2004, as compared to $241,000 in the third quarter of fiscal 2003. (See Part II, Item
1. "Legal Proceedings").

Operating income for the quarter was $5,350,000 or 17.7% of net sales, as compared to $4,771,000 or 17.7% of net sales in 2003. The increase in operating income is primarily attributable to the overall increase in revenue for the quarter. Our foreign operations contributed $785,000 in operating income for the quarter as compared to $1,758,000 in fiscal 2003. The decline in operating income, resulting from revisions in total estimated costs on certain long-term contracts, occurred at the Company's U.K. subsidiary. The offsetting effects of the improvement in gross profit margin and the increases in selling and administrative expenses on operating income are discussed above.

Investment income decreased by $83,000 in fiscal 2004 as a result of a 22% decline in the rate of interest earned on the investment of excess cash reserves during the quarter as compared to interest rates in fiscal 2003, and a decrease on average of approximately $9,062,000 in funds invested.

The net foreign exchange gain in the third quarter of fiscal 2004 of $18,000 is attributable to the modest recovery of the U. S. dollar during the current quarter causing the Company's foreign denominated liabilities to decrease in value resulting in an unrealized foreign exchange gain of $31,000. The Company realized a net foreign exchange loss in the United Kingdom of $13,000.

Thirty-nine weeks ended May 2, 2004 and Forty weeks ended May 4, 2003

Net sales for the thirty-nine weeks ended May 2, 2004 were approximately $87,908,000 compared to $79,202,000 in the first nine months of fiscal 2003. The sales increase of $8,706,000 (11.0%) is attributable to increased revenue in defense electronics microwave systems and components of $8,641,000 (including $1,120,000 incremental volume of EWST), and $1,117,000 attributable to the acquisition of CTI. This increase also includes revenue from products shipped under certain new programs and price increases on legacy products and programs. This was offset by decreased revenue of $1,052,000 in medical and scientific products which has experienced a decrease in new orders. The Company expects revenues in defense electronics to continue at a level above the prior fiscal year, and revenues from medical products to remain relatively flat for the balance of fiscal 2004.

The gross profit margin of 36.1% in the thirty-nine weeks ended May 2, 2004 was higher than the margin of 33.7% in fiscal 2003. Gross profit increased $5,058,000 primarily as a result of increased volume over fiscal 2003, including revenue of $1,117,000 through the acquisition of CTI, as well as product mix. Margins also improved in microwave components due to production efficiencies, including the automation of certain processes. Billings of approximately $5,000,000 relating to engineering programs with lower margins, and essential for long-term technology development, offset these increases.

Selling and administrative expenses for the thirty-nine weeks ended May 2, 2004 were 17.5% of net sales as compared to 16.0% in the first nine months of fiscal 2003. There was a net increase in expenses of $2,699,000 which includes expenses of CTI of $230,000, and increased expenses at EWST of $335,000, an increase in incentive compensation under employment contracts and discretionary bonuses of $804,000; and additional personnel and related costs including fringe benefits and travel, primarily in domestic and international marketing, of $1,337,000. Other increases include amortization of acquired intangibles of $190,000, sales representative fees and commissions of $261,000, and $236,000 in consulting fees in connection with the Sarbanes-Oxley internal controls evaluation project. Litigation costs of $137,000 were incurred in the nine months ended May 2, 2004, as compared to $1,069,000 in fiscal 2003, in connection with the Robinson Labs litigation. (See Part II, Item 1. "Legal Proceedings").

Operating income for the nine months was $16,377,000 or 18.6% of net sales, as compared to $14,018,000 or 17.7% of net sales in 2003. The increase in operating income is primarily attributable to the overall increase in revenue for the period. Our foreign operations contributed $3,185,000 in operating income for the nine months as compared to $2,999,000 in fiscal 2003. Although revenues from the Company's foreign operations increased by $2,072,000 over fiscal 2003, operating margins at EWST were adversely affected by changes in the total cost estimates during the third quarter on certain long-term contracts. The offsetting effects of the improvement in gross profit margin and the increases in selling and administrative expenses on operating income are discussed above.

Investment income decreased by $384,000 in fiscal 2004 as a result of a 34% decline in the rate of interest earned on the investment of excess cash reserves during the nine months as compared to interest rates in fiscal 2003, and a decrease on average of approximately $4,952,000 in funds invested.

The foreign exchange loss of $225,000 in the nine months ended May 2, 2004 is attributable to the weaker U. S. dollar during the period causing the Company's foreign denominated liabilities to increase in value resulting in an unrealized foreign exchange loss of $183,000, and a net foreign exchange loss realized of $42,000, net of foreign exchange gains in the United Kingdom of $14,000.

Liquidity and Capital Resources

As of May 2, 2004 and August 3,  2003,  working  capital  was  $126,729,000  and
$127,613,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 6.4 to 1 and 7.7 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $865,000 at May 2, 2004, and $856,000 at August 3, 2003.

Net cash provided by operations during the thirteen weeks ended May 2, 2004 was approximately $2,055,000 as compared to $10,046,000 during the comparable period in the prior year. Significant items contributing to the sources of funds include income from operations of $14,593,000 (adjusted for depreciation, amortization, and foreign exchange losses), and an aggregate increase in liabilities of $3,713,000 (including accounts payable and accrued expenses of $1,904,000 and income taxes of $1,224,000.) Offsetting these sources of funds are increases in costs incurred and income recognized on uncompleted contracts of $9,063,000, accounts receivable of $1,846,000, and inventory of $5,737,000.

Of the increase in costs incurred and income recognized on uncompleted contracts, $4,961,000 relates to a contract at the Company's Lancaster location under which delivery will commence in the fourth quarter of fiscal 2004 in accordance with the Government's delivery requirements. The balance relates to EWST contracts, which were included in the backlog of EWST at the date of acquisition, and which provided for minimal advanced payments and milestone payments. In accordance with Company policy on long term contracts, new contracts entered into by EWST now include provisions for advanced payments and milestone payments.

The Company expects to bill approximately $5,000,000 of the balance of costs incurred and income recognized on uncompleted contracts at May 2, 2004 by the end of its current fiscal year, and the balance in fiscal year 2005. However, the Company will continue to recognize revenue under the percentage of completion method of accounting for certain long term contracts, which will result in additional costs incurred and income recognized in excess of billings.

Net cash used in investing activities includes a net payment of $14,914,000 in connection with the acquisition of CTI (See Note 4), and capital expenditures of $4,270,000.

Net cash generated from financing activities of $1,161,000 consists of the exercise of stock options for $1,825,000, offset by the payment of the deferred purchase price of $500,000 related to the acquisition of EWST, a payment of $64,000 on the Mortgage note, and a payment of $100,000 on the Industrial Revenue Bonds. The Company has a future commitment for $1,183,000 (adjusted for foreign exchange rate fluctuations), including interest at 1.8%, in connection with the acquisition of EWST payable in annual installments of $591,500.

In June 2002, the Company entered into a new $50,000,000 revolving credit loan syndication agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2006, as amended. The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate, as established by the Federal Open Market Committee ("FOMC") of the Federal Reserve Board, plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement, ranging from less than .40 to 1.0, to greater than 1.0 to 1.0. The FOMC Federal Funds Target Rate and the LIBOR rate was 1.00% and 1.10%, respectively, at May 2, 2004. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings outstanding as of May 2, 2004 and August 3, 2003. Stand-by letters of credit were outstanding in the amount of approximately $12,615,000 under the credit facility at May 2, 2004.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and cash balances of approximately $65,605,000. A significant portion of the Company's revenue for fiscal 2004 will be generated from its existing backlog of sales orders. The backlog of orders at May 2, 2004 was approximately $111,000,000. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. The Company has $37,385,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $12,615,000.

Future payments required on long-term debt are as follows (in thousands):

            Twelve months                             Industrial
                ended                     Mortgage      revenue       Other
                April             Total     note         bonds     obligations
                -----             -----     ----         -----     -----------
                2005             $  788    $    92      $   105    $    591
                2006                801         99          110         592
                2007                221        106          115         -
                2008                234        114          120         -
                2009                227        102          125         -
             Thereafter           4,362      2,033        2,230          99
                                  -----      -----        -----       -----
                                $ 6,633    $ 2,546      $ 2,805     $ 1,282
                                  =====      =====        =====       =====

Other obligations include the remaining installments due in connection with the acquisition of EWST (as adjusted for foreign exchange fluctuations) of (pound)500,000 payable October 1, 2004 and 2005. The $99,000 represents the fair value of the interest rate swap as of May 2, 2004, which matures October 1, 2011 (discussed in Note 3).

The Company has outstanding an aggregate of approximately $17,900,000 in open purchase orders as of May 2, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

Stand-by letters of credit expire as follows (in thousands):

            During fiscal
                year             Amount
                ----             ------
                2004            $ 1,992
                2005              4,121
                2006              2,431
                2007              3,873
                2008                 30
                2009                168
                                 ------
                                $12,615
                                 ======

Minimum annual rentals under noncancellable operating leases as of May 2, 2004 are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2004            $   470
                2005              1,196
                2006              1,095
                2007              1,036
                2008                966
             Thereafter           1,180
                                  -----
                                $ 5,943
                                  =====

Critical Accounting Policies

Revenue under certain long-term, fixed price contracts is recognized using the percentage of completion method of accounting. Revenue recognized on these contracts is based on estimated completion to date based on total costs incurred in relation to total estimated cost at completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003 this Interpretation was replaced by FASB Interpretation No. 46(R) ("FIN 46(R)"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46(R) did not have a material effect on the Company's financial position, results of operations or cash flows.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates, and foreign currency exchange. The Company has not entered into any market risk sensitive instruments for trading purposes. In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note 3 on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $99,000 as of May 2, 2004.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of May 2, 2004.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By Summary Order on January 26, 2004, the Second Circuit affirmed the trial court judgment in its entirety. On February 4, 2004, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock under Federal Rule of Civil Procedure 60. RLI contends that it has "newly discovered evidence," first learned in August 2003, to justify its requested relief. Herley submitted its response in opposition by letter dated February 10, 2004. On February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. By Order dated May 28, 2004 the trial court denied RLI's Motion for a New Trial. Cross petitions for attorney's fees are still pending.

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

     (b) Reports on Form 8-K

         During the third quarter of fiscal 2004, the Registrant filed the following report on Form 8-K:

         The Company filed a report on March 15, 2004 in connection with the release of its financial results for the second quarter of fiscal year 2004 for the quarter ended February 1, 2004.

                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HERLEY INDUSTRIES, INC.
                                     Registrant


                              BY:               /S/  Myron Levy
                                    ---------------------------------------
                                        Myron Levy, Chief Executive Officer



                              BY:     /S/   Anello C. Garefino
                                    -------------------------------
                                        Anello C. Garefino,
                                        Principal Financial Officer


DATE: June 16, 2004