Form 10-K
period 2004-08-01
HERLEY INDUSTRIES INC /NEW
filed 2004-10-15
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 1, 2004

                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ...............to ...............

                           Commission File No. 0-5411

                             Herley Industries, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                 23-2413500
      --------------------------------                     ------------------
      State or other jurisdiction                          I.R.S. Employer
      of incorporation or organization                     Identification No.

      101 North Pointe Blvd., Lancaster, Pennsylvania                  17601
      -----------------------------------------------                --------
         Address of Principal Executive Offices                      Zip Code

Registrant's telephone number, including area code:             (717) 735-8117
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $21.80 as reported on the Nasdaq National Market as of February 1, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $278,597,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 4, 2004 was 14,282,857.

Documents incorporated by reference:
-----------------------------------
Portions of the Registrant's definitive proxy statement for use in connection with its Annual Meeting of Stockholders to be held in January 2005, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report Form 10-K.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I
                Item 1.    Business.                                                                      1
                Item 2.    Properties.                                                                   11
                Item 3.    Legal Proceedings.                                                            12
                Item 4.    Submission of Matters to a Vote of Security Holders.                          13
PART II
                Item 5.    Market for Registrant's Common Equity, Related Stockholder
                              Matters, and Issuer Purchases of Equity Securities.                        14
                Item 6.    Selected Financial Data.                                                      15
                Item 7.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.                                       16
                Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                   25
                Item 8.    Financial Statements and Supplementary Data.                                  26
                Item 9.    Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure.                                       26
                Item 9A.   Controls and Procedures.                                                      26
                Item 9B.   Other Information                                                             26
PART III
                Item 10.   Directors and Executive Officers of the Registrant.                           27
                Item 11.   Executive Compensation.                                                       27
                Item 12.   Security Ownership of Certain Beneficial Owners and
                             Management.                                                                 27
                Item 13.   Certain Relationships and Related Transactions.                               27
                Item 14.   Principal Accounting Fees and Services                                        27
PART IV
                Item 15.   Exhibits and Financial Statement Schedules.                                   27
SIGNATURES                                                                                               29
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                              F-1


PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties, and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

GENERAL

The Company's corporate offices are located at 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601. The telephone number of the Company at that location is (717) 735-8117. The Company's web site is located at www.herley.com. The Company makes its periodic and current reports available, free of charge, on its web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's Common Stock is listed on the NASDAQ national market under the symbol "HRLY."

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

ACQUISITIONS

We have grown internally and through strategic acquisitions and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations.

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

- In September 2002, we acquired EW Simulation Technology, Limited ("EWST"), a company located in Aldershot, in the United Kingdom. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide.

- In March 2004, we acquired Communication Techniques, Inc. ("CTI"), of Whippany, New Jersey. CTI designs, develops and produces state-of-the-art signal generation components and integrated assemblies for digital radio, SONET, SatCom, test and instrumentation, datacom, and wired and wireless applications to 45 Gigahertz ("GHz") and 45 Gigabits Per Second ("Gb/s").

- In September 2004, we acquired Reliable System Services Corporation ("RSS"), of Melbourne, Florida, a manufacturer of satellite based command and control systems for defense customers. The RSS Iridium based command and control system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations, and is complementary with the Company's MAGIC2 command and control systems.

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

- ENHANCE MANUFACTURING CAPABILITIES. We intend to continue to implement process manufacturing automation, and believe that our ability to develop a high level of automated production and test capability will help to further improve our cost effectiveness and time to market.

- PURSUE SELECTIVE COMMERCIAL OPPORTUNITIES. We seek to identify and pursue selected commercial applications for our products and technologies where we can add value based on our microwave expertise.

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through our 38 year focus on research and development and our state-of-the-art design and production capabilities. In fiscal 2002 we completed the expansion of our facilities in Lancaster, Pennsylvania, including state-of-the-art manufacturing capacity, where we now have a full range of capabilities including long and short run production, hardware assembly and full-service engineering. In addition, we have highly capable manufacturing facilities located in Woburn, Massachusetts; Farmingdale, New York; Whippany, New Jersey; Melbourne, Florida; Aldershot, England; and Jerusalem, Israel. We continue to develop and reward our engineers in order to maintain our expertise in-house.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base, with only the U.S. Government at approximately 17%, and Raytheon at approximately 10%, representing 10% or more of our fiscal 2004 revenues. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 32% of our revenues in fiscal 2004.

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

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2004, we spent approximately $11.1 million on new product development, of which our customers funded approximately $5.7 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

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

Command and Control Systems. Our command and control ("C2") systems principally are used to fly remotely a large variety of unmanned aerial vehicles, or UAVs, typically aircraft used as target drones or Remotely Piloted Vehicles, or RPVs. Our C2 systems also control surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges. Our C2 systems are currently in service throughout the world. C2 systems permit a ground operator to fly a target or a UAV through a pre- planned mission. The mission may be for reconnaissance, where the vehicle is equipped with high definition

TV sensors and the necessary data links to send information back to its C2 systems ground station. The UAV may also be used as a decoy, since the operator can direct the flight operations that will make the small drone appear to be a larger combat aircraft.

Our MAGIC2 system affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The MAGIC2 is a highly flexible, multiple processor design with high resolution graphics, which can be field-configured within minutes to fly or control any selected vehicle for which it is equipped. The MAGIC2 is used in support of missile, aircraft and other weapons systems development and testing. The system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships like the AEGIS cruiser and the E-2C aircraft.

In September 2004, we closed on the purchase of Reliable System Services Corporation ("RSS"). In addition to complementing and adding to our capabilities in Telemetry, Electronic Warfare ("EW") Simulation Equipment, EW Jamming Equipment and Range Safety Commanding applications, RSS will significantly enhance our C2 capabilities for UAV platforms, in that RSS provides a C2 system for UAVs that operates through the Iridium satellite system. The RSS Iridium based C2 system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations. The addition of this RSS Iridium based alternate for UAV C2 systems will enable us to provide a broader array of systems configuration solutions to our defense industry customers.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 Megahertz (" MHz") to 12 GHz with power levels from multi-kilowatts up to 15W, depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics. We have an exclusive sales and marketing agreement through MRCM GmbH, Germany for high power amplifiers used in monitoring, reconnaissance and countermeasures.

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

CHAMELEON is a real time electronic countermeasures ("ECM") jamming simulator. It uses a variety of ECM techniques and radar target modeling for training and testing of both radar and EW operators and systems. The system offers a fully programmable ECM capability using Digital RF Memories ("DRFM") technology; and offers fully coherent jamming in both range and velocity through the use of 8-bit DRFM technology together with GUI software. The CHAMELEON is suited for ground-based and airborne ECM test and training systems.

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

Scientific Products. Our scientific products are used extensively in Nuclear Magnetic Resonance (NMR) systems. These amplifiers, which have dual mode capability and can be operated in either a pulsed or continuous wave, cover the frequency ranges of 6 MHz to 950 MHz, with power levels as high as 2.0KW peak power at 10% duty cycle. Scientific customers include Original Equipment Manufacturers ("OEM"), system manufacturers and research centers.

Medical Products. Our medical products vary in complexity from single modules, to rack mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in either a pulsed or continuous wave mode, and cover the frequency ranges of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include both OEM, as well as universities and research centers.

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

CUSTOMERS

During the fiscal year ended August 1, 2004, approximately 17% of our net sales were attributable to contracts with offices and agencies of the U.S. Government, and Raytheon accounted for approximately 10% of net sales. No other customers accounted for shipments of 10% or more of net sales.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

      Boeing                    BAE Systems                Harris
      Lockheed Martin           Northrop Grumman           Raytheon

During fiscal 2004, sales to foreign customers accounted for approximately 32% of our net sales. Domestic sales to foreign customers accounted for 15% of net sales. Sales from England were 7%, and Israel 10% of net sales to foreign customers. The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales also are subject to us obtaining export licenses for certain products and systems.

SALES AND MARKETING

We market our products worldwide to the United States Government, prime contractors and various countries in defense markets, and to OEM, research institutions and universities in commercial markets. Sales are primarily through a sales force generally organized by geographic territory and markets. In addition, we have contracts with manufacturers' representatives in the United States and international representatives who are located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industrial shows in the commercial, medical, satellite communications and defense markets.

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

Assembly, test, package and shipment of products are done at our manufacturing facilities located in the following cities:

Lancaster, Pennsylvania
Farmingdale, New York
Woburn, Massachusetts
Whippany, New Jersey (acquired in March 2004)
Melbourne, Florida (acquired in September 2004)
Jerusalem, Israel
Aldershot, England

BACKLOG

Our total backlog of orders was approximately $100 million on August 1, 2004 as compared to approximately $90 million on August 3, 2003. Of our total backlog at August 1, 2004, $71 million (71%) is attributable to domestic orders and $29 million (29%) is attributable to foreign orders. Management anticipates that approximately 88% of this backlog will be shipped during the fiscal year ending July 31, 2005.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $11.1 million in fiscal 2004, $6.3 million in fiscal 2003 and $5.6 million in fiscal 2002. The portion of these costs not reimbursed by customers was approximately $5.4 million in fiscal 2004, $3.1 million in fiscal 2003 and $2.3 million in 2002. These increases in development spending were undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

EMPLOYEES

As of August 1, 2004 we had 832 employees. We believe that our employee relations are satisfactory. None of our approximately 690 U.S. based employees are represented by a labor union. Employment by functional area as of August 1, 2004 is as follows:

          Executive                     10
          Administration                41
          Manufacturing                578
          Engineering                  160
          Sales and Marketing           43
                                      ----
          Total                        832
                                       ===

We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan for our U.S. employees, and stock option plans.

OFFICERS OF THE REGISTRANT

Name                                   Age         Served as Officer Since          Position(s) and Offices
----                                   ---         -----------------------          -----------------------
Lee N. Blatt                           76                   1965                    Chairman of the Board
Myron Levy                             63                   1988                    Vice Chairman, Chief
                                                                                     Executive Officer, and
                                                                                     Director
John M. Kelley                         51                   1998                    President
William Wilson                         56                   2002                    Vice President and
                                                                                     Chief Operating Officer
Thomas V. Gilboy                       50                   2004                    Vice President and
                                                                                     Chief Financial Officer
Rozalie Schachter                      58                   2000                    Vice President - Business
                                                                                      Development
Anello C. Garefino                     57                   1993                    Vice President - Finance
John A. Carroll                        53                   2003                    Vice President - Human
                                                                                     Resources
Richard Poirier                        39                   2003                    Vice President


Item 2.  Properties

Our facilities are as follows:

                                                                                                 Owned
                                                                                                    or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                        -------       ------
Lancaster, PA               Corporate headquarters                              3,300 sq. ft.    Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.   Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned
Farmingdale, NY (1)         Production, engineering and administration          46,000 sq. ft.   Leased
                                                                                14,000 sq. ft.   Leased
Whippany, NJ (2)            Production, engineering and administration          23,000 sq. ft.   Leased
Melbourne, FL (3)           Production, engineering and administration          12,000 sq. ft.   Leased
Jerusalem, Israel           Production, engineering and administration          20,000 sq. ft.   Owned
Aldershot, England (4)      Production, engineering and administration            6,300 sq. ft.  Leased
Chicago, IL                 Engineering and administration                        3,000 sq. ft.  Leased
Lancaster, PA               Land held for expansion                                20.4 Acres    Owned
--------------

     (1) On September 23, 1999 we closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership owned by the children of Messrs Blatt and Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term.
     (2) We entered into an agreement as of March 29, 2004 to acquire certain assets and the business of Communication Techniques, Inc. as discussed in Note B of the financial statements.
     (3) As of September 1, 2004, we entered into an agreement to acquire certain assets and the business of Reliable System Services Corporation as discussed in Note S of the financial statements.
     (4) As of September 1, 2002, we entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited as discussed in Note B of the financial statements.

We believe that these facilities are adequate for our current and presently anticipated future needs.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post- trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorney's fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed.

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

By Summary Order on January 26, 2004, the Second Circuit affirmed the trial court judgment in its entirety. On February 4, 2004, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock under Federal Rule of Civil Procedure 60. RLI contended that it has "newly discovered evidence," first learned in August 2003, to justify its requested relief. Herley submitted its response in opposition by letter dated February 10, 2004. On February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. By Order dated May 28, 2004 the trial court denied RLI's Motion for a New Trial. The Court also denied Herley's request that it exercise its general equitable power to hold Ben Robinson personally liable for any fees Herley might recover against RLI.

On June 28, 2004, Herley filed suit against Ben Robinson and Frank Holt in the Superior Court of Hillsborough County, New Hampshire, asserting claims for fraudulent conveyance and piercing the corporate veil to hold Robinson personally liable for the fees incurred by Herley in defending RLI's claims discussed above. In response, Robinson took steps to collect damages awarded to him under the jury verdict. On July 21, 2004, Herley brought an Emergency Motion for Injunctive Relief and moved for an immediate order from the New Hampshire court allowing Herley to escrow the judgment owed to Robinson to be offset against any award of fees to Herley. The court entered an order denying the requested relief. On July 27, 2004, Herley paid $1,594,621 (including interest) to Ben Robinson, an amount calculated by deducting Herley's award against Robinson from the amounts awarded to Robinson on his claims under the Employment Agreement and the Lease Agreement. On July 28, 2004, the parties filed a Notice of Partial Satisfaction of Judgment. Herley's judgment against RLI remains unsatisfied. Cross petitions for attorney's fees are still pending.

We are involved in various other legal proceedings and claims. While any legal proceedings or claims contain an element of uncertainty, we believe that the outcome of such legal proceedings or claims will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     (a) Our Common Stock is traded in the NASDAQ National Market under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by the NASDAQ National Market for our Common Stock for the periods indicated.

                                                                         Common Stock
                                                                         ------------
                                                                       High          Low
                                                                       ----          ---
     Fiscal Year 2003
         First Quarter............................................. $ 21.30        $ 14.50
         Second Quarter............................................   18.54          14.00
         Third Quarter.............................................   17.43          13.06
         Fourth Quarter............................................   18.56          14.50

     Fiscal Year 2004
         First Quarter.............................................   20.55          17.50
         Second Quarter............................................   22.85          18.24
         Third Quarter.............................................   21.90          18.88
         Fourth Quarter............................................   21.92          18.50

     Fiscal Year 2005
         First Quarter (through October 11, 2004)..................   19.77          17.45

     The closing price on October 11, 2004 was $18.89.

     As of October 1, 2004, there were approximately 210 holders of record of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

     (b) Not applicable.

     (c) We did not repurchase any of our Common Stock during the fourth quarter of fiscal 2004.

Item 6. Selected Financial Data (in thousands except per share data):

                                                   52 weeks      53 weeks               52 weeks ended
                                                     ended         ended      ----------------------------------
                                                   August 1,     August 3,    July 28,     July 29,     July 30,
                                                     2004          2003         2002         2001         2000
                                                     ----          ----         ----         ----         ----

Net sales (3)                                    $  122,154       110,223     92,881       76,494       70,537

Income from continuing operations                $   13,673        13,937     10,730        7,573        7,639

Loss from discontinued operations                $     -             -          (921)        (168)        -

Cumulative effect of adopting SFAS 142           $     -             -        (4,637)         -           -

Net income                                       $   13,673        13,937      5,172        7,405        7,639

Per share data from continuing operations (1) (2)
     Basic                                       $      .97           .97        .89          .75         1.05
     Assuming Dilution                           $      .92           .93        .83          .69          .96

Total Assets                                     $  220,971       197,564    190,202      114,597       86,656
Total Current Liabilities                        $   23,846        18,125     14,557       17,976       12,239
Long-Term Debt net of current portion            $    5,845         6,403      5,684        2,740        2,931
Other Long-Term Liabilities                      $      932           849        706          756          544

     (1) Earnings per share from continuing operations are presented and calculated before discontinued operations in 2002 and 2001, and before cumulative effect of accounting change in 2002.

     (2) No cash dividends have been  distributed in any of the years presented.

     (3) See "Acquisitions" under Item 1. "Business".

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

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                                 52 weeks       53 weeks       52 weeks
                                                                   ended          ended          ended
                                                                 August 1,      August 3,      July 28,
                                                                   2004           2003           2002
                                                                   ----           ----           ----

Net sales                                                         100.0%         100.0%         100.0%
Cost of products sold                                              65.1%          66.4%          66.7%
                                                                  -----           ----           ----

Gross profit                                                       34.9%          33.6%          33.3%

Selling and administrative expenses                                17.3%          14.7%          14.3%
Litigation costs                                                    1.6%           1.1%           2.2%
Plant closing costs                                                  -              -             0.4%
                                                                   ----           ----           ----

Income from operations                                             16.0%          17.8%          16.4%
                                                                   ----           ----           ----

Other income (expense), net:
     Investment income                                              0.6%           1.0%           0.8%
     Interest expense                                              (0.3)%         (0.3)%         (0.4)%
     Foreign exchange (loss)                                       (0.1)%           -              -
                                                                    ---            ---           -----
                                                                    0.1%           0.7%           0.4%
                                                                    ---            ---           ----
Income from continuing operations before
     income taxes                                                  16.2%          18.5%          16.8%
Provision for income taxes                                          5.0%           5.9%           5.2%
                                                                   ----           ----           -----
Income from continuing operations                                  11.2%          12.6%          11.6%
Loss from discontinued operations                                    -              -             1.0%
                                                                   ----           ----           -----
Income before cumulative effect of change
     In accounting principle                                       11.2%          12.6%          10.6%
Cumulative effect of adopting SFAS 142                               -              -            (5.0)%
                                                                   ----           ----           -----
Net income                                                         11.2%          12.6%           5.6%
                                                                   ====           ====            ===

     Fiscal 2004 Compared to Fiscal 2003

Net sales for the 52 weeks ended August 1, 2004 were approximately $122,154,000 compared to $110,223,000 for fiscal 2003. The net sales increase of $11,931,000 (11%) is attributable to increased revenue in defense electronics microwave systems and components of $9,426,000 (including $1,078,000 attributable to the acquisition of CTI as of March 29, 2004). This increase also includes revenue from products shipped under new programs as well as increases on legacy products and programs. Net sales in commercial technologies increased by $2,505,000, which includes revenue attributable to the acquisition of CTI of $3,045,000, offset by a decrease of $540,000 in medical and scientific products due to the decline in demand in the industry for Magnetic Resonance Imaging and Nuclear Magnetic Resonance systems. As a result, we expect revenues in medical and scientific products to remain relatively flat.

The gross profit margin for the 52 weeks ended August 1, 2004 was 35% as compared to the margin of 34% in fiscal 2003. Gross profit increased $5,648,000 primarily as a result of increased volume over fiscal 2003 and greater absorption of fixed costs. Margins also improved in microwave components due to production efficiencies, including the automation of certain processes. This improvement was offset by lower margins on revenue relating to engineering programs which are essential for long-term technology development and future revenue growth. In addition, consolidated gross profit margins were negatively impacted by approximately one half percent due to revisions in total cost estimates (including the effect of foreign exchange translations on non-Sterling denominated contracts) at our EWST subsidiary in the UK.

Selling and administrative expenses for the fifty-two weeks ended August 1, 2004 were 17% of net sales as compared to 15% in fiscal 2003. There was a net increase in expenses of $4,936,000 which includes expenses of CTI of approximately $900,000, an increase in incentive compensation under employment contracts and discretionary bonuses of $320,000, and additional administrative and business development personnel and related costs of $2,019,000. The Company reorganized and expanded its business development group to focus and capitalize on worldwide market opportunities for all of its products. Other increases include amortization of acquired intangibles of $90,000, sales representative fees and commissions of $623,000, and $303,000 in consulting fees primarily in connection with our Sarbanes-Oxley, Section 404 preparation which will continue in fiscal 2005.

Litigation costs in fiscal 2004 increased $777,000 from the level incurred in fiscal 2003. These costs are directly related to the Robinson Labs litigation and include a payment of the jury award to Ben Robinson of approximately $1,595,000 in July 2004. We do not anticipate our litigation costs in connection with this matter to be significant in the future. (See Item 3. "Legal Proceedings").

Income from operations for the year was $19,602,000 or 16% of net sales, as compared to $19,667,000 or 18% of net sales in fiscal 2003. The decrease in operating income is primarily attributable to the increases in selling and administrative expenses and litigation costs as discussed above. In addition, our foreign operations contributed $3,017,000 in operating income for the year as compared to $4,250,000 in fiscal 2003. Revenues from our foreign operations decreased by $520,000 as compared to fiscal 2003. The drop in revenue and operating income within our foreign operations was due to revisions in total cost estimates (including the effect of foreign exchange translations on non-Sterling denominated contracts) at our EWST subsidiary in the UK.

Investment income decreased by $439,000 in fiscal 2004 as a result of a 29% decline in the rate of interest earned on the investment of excess cash reserves during the 2004 fiscal year as compared to interest rates in fiscal 2003, and a decrease on average of approximately $6,655,000 in funds invested.

The net foreign exchange loss of $194,000 in fiscal 2004 is attributable to the weaker U.S. Dollar during the fiscal year causing our foreign denominated liabilities to increase in value, and the U.S. Dollar denominated contracts in the United Kingdom to decrease in value. In addition, we recorded an unrealized gain on U.S. Dollar denominated loans to EWST which are expected to be repaid during fiscal 2005. The realized and unrealized exchange gains and (losses) are as follows:

                                                           Gain (Loss)
                                                     ---------------------
                                                     Unrealized   Realized
                                                     ----------   --------
         Foreign denominated liabilities           $ (212,000)   $ (56,000)
         U.S. Dollar denominated contracts
            In the United Kingdom                    (102,000)
         Other foreign exchange transactions                        23,000
         U.S. Dollar denominated loans to EWST        153,000
                                                      -------       ------
                                                   $ (161,000)   $ (33,000)
                                                      =======       ======

The effective income tax rate for fiscal 2004 was 30.8% as compared to 31.8% in fiscal 2003. The overall effective tax rate is lower than the statutory income tax rate of 35% in fiscal 2004 due to various favorable tax benefits including a lower effective tax rate on foreign-source income, the tax benefit attributable to extra territorial income, and research and development credits.

Fiscal 2003 Compared to Fiscal 2002

Net sales for the 53 weeks ended August 3, 2003 were approximately $110,223,000 compared to $92,881,000 for fiscal 2002. The net sales increase of $17,342,000 (19%) is attributable to increased revenue in defense electronics of $23,131,000 (including $11,212,000 through the acquisition of EWST); offset by a decrease of $5,789,000 in commercial technologies.

Gross profit of 34% for the 53 weeks ended August 3, 2003 is slightly better than the prior year of 33%. We benefited from increased absorption of fixed overhead costs and production efficiencies, including automation of certain processes. Offsetting these benefits was the increased investment in product development up from approximately $2.3 million in fiscal 2002 to $3.1 million in fiscal 2003. In addition, the margins on the EWST sales were lower than our historical margins.

Selling and administrative expenses for the 53 weeks ended August 3, 2003 were 15% of net sales as compared to 14% in fiscal 2002. There was a net increase in expenses of $2,958,000 which includes expenses of EWST of $1,096,000, and increases in: incentive compensation under employment contracts of $1,072,000, amortization of acquired intangibles of $217,000 related to EWST, audit and tax fees of $134,000, payroll costs of $322,000, and travel expenses of $121,000; offset by a decrease in commissions and fees of $174,000. Various other line item expenses increased during the 53 weeks ended August 3, 2003 by $170,000 on a net basis.

Litigation costs in fiscal 2003 decreased $932,000 from the fees incurred in fiscal 2002. The litigation costs are directly related to the Robinson Labs litigation. (See Item 3. "Legal Proceedings").

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

Discontinued operations

We entered into an agreement effective as of the close of business September 30, 2000, to acquire all of the issued and outstanding common stock of Terrasat, Inc. ("Terrasat"), a California corporation for cash in the amount of
$6,000,000,  $3,000,000  of which was paid in December  2000 and  $3,000,000  of which was paid in December 2001. In addition, the agreement provided for additional cash payments in the future up to $2,000,000, based on gross revenues through December 31, 2001. The targeted gross revenues under the agreement were not achieved, therefore no additional cash payments were required.

In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of this statement were adopted by us effective on July 30, 2001.

In January 2002 we decided to discontinue the operations of Terrasat and to seek a buyer for the business. We believed that Terrasat would not be able to generate sufficient returns to justify continued investment due to the overcapacity in the telecom industry and deteriorating economic conditions in Terrasat's primary markets. Consequently, the accompanying consolidated financial statements reflect Terrasat as discontinued operations in accordance with SFAS No. 144. Results of operations and cash flows of Terrasat have been classified as "Loss from discontinued operations," and "Net cash provided by discontinued operations," respectively.

The sale of certain assets and liabilities, and the business of Terrasat was consummated on March 1, 2002, effective the close of business January 27, 2002, to certain current employees of Terrasat for cash and a note which approximates the carrying value of the net assets held for sale as of January 27, 2002 of $878,000.

Change in accounting principle

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill will not be amortized into results of operations, but instead will be reviewed for impairment which will be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The provisions of this statement were adopted by us on July 30, 2001. The adoption of SFAS No.142 resulted in our discontinuation of amortization of goodwill as of July 30, 2001.

In connection with the adoption of SFAS 142, we were required to assess goodwill for impairment within six months of adoption, and we completed our assessment in the second quarter of fiscal 2002.

We operate as a single integrated business and as such have one operating segment which is also the reportable segment as defined in SFAS 131. Within the operating segment in fiscal 2001, we identified two components as reporting units as defined under SFAS 142, 'defense electronics' and 'commercial technologies.' We determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. In January 2002, we decided to discontinue the operations of Terrasat (the only business in the commercial technologies reporting unit), and to seek a buyer for the business. In connection with this decision in fiscal 2002, we determined that an impairment of goodwill in the commercial technologies unit had occurred. Accordingly, a transition adjustment in the amount of $4,637,000 was recorded as of July 30, 2001 as a cumulative effect of a change in accounting principle. There was no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2004 using our current market capitalization, which in an active market for our common stock, we consider a reasonable indication of implied fair value. Based on this initial step in the test for impairment, we concluded there was no impairment of goodwill at August 1, 2004. An annual impairment test will be performed in the fourth quarter of each fiscal year, or when an indication of impairment exists, and any future impairment of goodwill will be charged to operations.

Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the 52 weeks ended August 1, 2004 and for the 53 weeks ended August 3, 2003 (in thousands, except for per share data).

                                      2004
                                      ----

                                                  November 2,     February 1,      May 2,        August 1,
                                                     2003            2004           2004           2004
                                                     ----            ----           ----           ----
Net sales                                         $   28,267         29,408         30,233          34,246
Gross profit                                          10,642         10,363         10,768          10,876

Net income                                        $    3,941          3,546          3,876           2,310
                                                     =======        =======        =======         =======

Earnings per common share - Basic                 $      .28            .25            .27             .16
                                                         ===            ===            ===             ===

Basic weighted average shares                         14,013         14,073         14,129          14,205
                                                      ======         ======         ======          ======

Earnings per common share - Diluted               $      .27            .24            .26             .15
                                                         ===            ===            ===             ===

Diluted weighted average shares                       14,782         14,880         14,932          14,962
                                                      ======         ======         ======          ======

                                      2003
                                      ----
                                                  November 3,     February 2,      May 4,        August 3,
                                                     2002            2003           2003           2003
                                                     ----            ----           ----           ----
Net sales                                         $   27,290         25,015         26,897          31,021
Gross profit                                           9,191          8,673          8,851          10,286

Net income                                        $    3,352          3,287          3,359           3,939
                                                     =======        =======        =======         =======

Earnings per common share - Basic                 $      .23            .23            .24             .28
                                                         ===           ====           ====            ====

Basic weighted average shares                         14,668         14,464         14,218          13,921
                                                      ======         ======         ======          ======

Earnings per common share - Diluted               $      .22            .22            .23             .27
                                                        ====           ====           ====             ===

Diluted weighted average shares                       15,506         15,124         14,848          14,600
                                                      ======         ======         ======          ======

The fourth quarter has historically been our strongest quarter for shipments. The third and fourth quarter of fiscal 2004 includes revenue attributable to the acquisition of CTI of $1,116,000 and $3,007,000, respectively.

The gross margin percentage in the fourth quarter of 2004 was negatively impacted (as compared to 2003) due to revisions in total cost estimates on certain long term contracts at our EWST subsidiary, offset by an improvement in margins at one of our other facilities in the U.S. due to costs incurred in last year's fourth quarter in connection with the start up of a new product line at that facility. In addition, the gross profit margin also varies from quarter to quarter due to changes in product mix.

Included in the results of the fourth quarter of 2004 is a $1.6 million pretax payment in connection with the Robinson Labs litigation. (See Item 3. "Legal Proceedings").

Liquidity and Capital Resources

As of August 1, 2004 and August 3, 2003,  working capital was  $130,273,000  and
$128,462,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 6.5 to 1 and 8.1 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of these advanced payments was approximately $1,180,000 at August 1, 2004, and $856,000 at August 3, 2003.

Net cash provided by continuing operations was approximately $3,610,000 in fiscal 2004 as compared to $14,567,000 in 2003. Significant items contributing to the sources of funds include the following:

    --------------------------------------   -----------------------------   -----------------------------------
    Income from operations                   $17,917,000 in fiscal 2004 as      As adjusted for depreciation and
                                             compared to $18,239,000 in         amortization.
                                                    fiscal 2003
    --------------------------------------   -----------------------------   -----------------------------------
    Increase in accounts payable and                $3,431,000                  Due to growth of business.
    accrued expenses
    --------------------------------------   -----------------------------   -----------------------------------
    Increase in billings in excess of               $1,303,000                  Due to growth of business and in
    costs incurred on certain                                                   contacts incorporating payments
    uncompleted contracts                                                       in advance of costs incurred.
    --------------------------------------   -----------------------------   -----------------------------------

The following major items offset the sources of funds noted above:

    --------------------------   -------------   ---------------------------------------------------------------
    Funds invested in             $6,923,000        Due to growth of business.
    increases in accounts
    receivable
    --------------------------   -------------   ---------------------------------------------------------------
    Increase in costs incurred    $7,250,000        Due to growth of business, including exercise of options on
    and income recognized                           existing contracts, plus the impact of foreign exchange
    in excess of billings on                        translation of costs on certain contacts at EWST to US
    uncompleted contracts                           Dollars.
    --------------------------   -------------   ---------------------------------------------------------------
    Funds invested in             $5,806,000        Due to growth of business, including engineering costs
    increases in inventory                          incurred on new contracts with customers (such as the
                                                    ICAP program and certain high power amplifier contracts),
                                                    plus the impact of foreign exchange translation of inventory costs at EWST to US Dollars.
    --------------------------   -------------   ---------------------------------------------------------------

Costs incurred and income recognized in excess of billings on uncompleted contracts are classified in the financial statements as current assets. We expect to bill and collect substantially all costs incurred and income recognized in excess of billings within one year. However, we anticipate that it will incur additional costs and recognize income on uncompleted contracts in the future, as new contracts are negotiated.

Net cash used in investing activities was approximately $20,724,000 in fiscal 2004 as compared to approximately $6,344,000 in fiscal 2003. Cash used in investing activities in fiscal 2004 consists of $5,884,000 for capital expenditures, and $14,914,000 for the acquisition of CTI. In connection with the acquisition of

EWST as of September 1, 2002, we issued a note for 1,000,000 Pounds Sterling, including interest at 1.8%, payable in annual installments of 333,334 Pounds Sterling beginning October 1, 2003. Based on the spot rate of exchange at August 1, 2004 of 1.8183 the U.S. Dollar equivalent of the annual installments is approximately $606,000.

During the fiscal year ended August 1, 2004, we received approximately $2,458,000 from the exercise of common stock options by employees.

On May 30, 2003 we announced an expansion of the stock repurchase program initially announced in October 2002 from 1,000,000 to an aggregate of 2,000,000 shares. As of August 1, 2004, we acquired approximately 940,000 shares of common stock under this program at an aggregate cost of approximately $14,668,000.

In June 2002, we entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2006 (as amended). We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 1.25% and 1.48%, respectively, at August 1, 2004. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings under the line at August 1, 2004 and August 3, 2003. Stand-by letters of credit were outstanding in the amount of $11,389,000 under the credit facility at August 1, 2004.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2005 will be generated from our existing backlog of sales orders. The backlog of orders at August 1, 2004 was approximately $100 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of its government contracts. We have approximately $38,611,000 available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $11,389,000, and cash reserves at August 1, 2004 of approximately $66,181,000.

Contractual Obligations and Commitments

Our obligations and commitments to make future payments under contracts, such as
purchase  orders,   and  debt  and  lease   agreements,   and  under  contingent
commitments, such as stand-by letters of credit are as follows:

We have outstanding an aggregate of approximately $16,448,000 in open purchase orders as of August 1, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

Future payments required on long-term debt are as follows (in thousands):

               During                          Industrial
               fiscal               Mortgage     revenue       EWST
                year       Total      note        bonds        note    Other
                ----       -----      ----        -----        ----    -----
                2005    $   804    $    93     $   105      $   606   $ -
                2006        817        101         110          606     -
                2007        223        108         115                  -
                2008        236        116         120        -         -
                2009        198         73         125        -         -
               Future     4,371      2,033       2,230        -         108
                          -----      -----       -----        -----     ---
                        $ 6,649    $ 2,524     $ 2,805      $ 1,212   $ 108
                          =====      =====       =====        =====     ===

Minimum annual rentals under noncancellable operating leases are as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2005            $ 1,649
                2006              1,513
                2007              1,272
                2008              1,206
                2009              1,256
               Future               856

Stand-by letters of credit expire as follows (in thousands):

               During
               fiscal
                year             Amount
                ----             ------
                2005          $   4,881
                2006              2,437
                2007              3,873
                2008                 30
                2009                168
                               --------
                               $ 11,389

In addition, we have employment agreements with certain executives of the Company which expire December 31, 2008, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015. The agreements provide for aggregate annual salaries as of August 1, 2004 of $1,427,000 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company.

The agreements also provide that, in the event there is a change in control of the Company, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of August 1, 2004, the amount payable in the event of such termination would be approximately $16,318,000.

The agreements also provide for consulting periods, one for five and one for ten years, at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

Critical Accounting Policies and Estimates

Our established policies are outlined in the footnotes to the Consolidated Financial Statements entitled "Summary of Significant Accounting Policies" (contained in Part II, Item 8 of this Form 10-K). As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner which is intended to provide the user of our financial statements a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined below.

We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Substantially all of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 13% to 16% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

Prospective losses on long-term contracts are based upon the anticipated excess of costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate costs and contract terms.

Inventories are stated at lower of cost (principally first-in, first-out) or market. A valuation allowance for obsolete and slow-moving inventory is established based upon an aging of raw material components. Current requirements for raw materials are evaluated based on current backlog of orders for products in which the components are used and anticipated future orders.

Under the non-amortization approach in accounting for goodwill under SFAS No. 142, goodwill is not amortized into results of operations but instead is reviewed for impairment and written down and charged to results of operations in the period in which the recorded value of goodwill is more than its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year, or when an indication of impairment exists, and any impairment of goodwill is charged to operations.

An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2004 using our current market capitalization, which in an active market for our common stock, we consider a reasonable indication of implied fair value. Based on this initial step in the test for impairment, we concluded there was no impairment of goodwill at August 1, 2004.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with foreign currency exchange and changes in interest rates. We have not entered into any market risk sensitive instruments for trading purposes.

Since the acquisitions of General Microwave Corporation and EWST, we are subject to movements in foreign currency rate changes related to our operations in Israel and in England. The movements in the Israeli Shekel versus the U.S. Dollar have not been significant. Movements in Pounds Sterling (the functional currency at EWST) have been more significant.

Based on our historical results and expected future results, EWST accounts for approximately 7% to 10% of our total revenues, based in part on the rate at which EWST's Sterling denominated financial statements have been or will be converted into U.S. dollars. Since its acquisition in fiscal year 2003, EWST has contributed approximately 10% to our consolidated operating income. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2004, for example, would have reduced sales by approximately $910,000, and would have decreased our consolidated operating income by approximately $75,000 (due to the reduction in the U.S. dollar value of EWST's sales and operating income).

We have a foreign denominated liability as of August 1, 2004 of approximately 667,000 Pounds Sterling in connection with the acquisition of EWST that is subject to foreign exchange rate fluctuations. Based on the spot rate of exchange at August 1, 2004 of 1.818, the U.S. Dollar equivalent of the liability is approximately $1,212,000.

We have made inter-company advances to EWST in the aggregate amount of approximately $6 million at August 1, 2004 that were previously considered long-term advances. However, since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2005, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $108,000 as of August 1, 2004. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

We also have a $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2006. We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the Agreement. The Federal Funds Target Rate and the LIBOR rate was 1.25% and 1.48%, respectively, at August 1, 2004. The credit line is reviewed on an annual basis.

There were no borrowings outstanding under our revolving credit facility as of August 1, 2004.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows:

                    Fiscal year ending:            Bonds
                    ------------------             -----
                             2005               $   105
                             2006                   110
                             2007                   115
                             2008                   120
                             2009                   125
                             2010 and later       2,230
                                                  -----
                                                $ 2,805

                    Fair value                  $ 2,913
                                                  =====

We do not anticipate any other material changes in its primary market risk exposures in fiscal 2005.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

       Under the supervision and with the participation of our management, including our principal executive officer (Vice Chairman of the Board/Chief Executive Officer) and principal financial officer (Vice President/Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 1, 2004 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting.

       During the quarter ended August 1, 2004, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

       Not applicable

PART III

The information required by Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in January 2005, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended August 1, 2004.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2- 87160).
3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2  1997 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 10,
      1997).
10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12, 2001).
10.5  2003 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 11,
      2003).
10.6 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.7 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.8 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).
10.9  Agreement  and Plan of Merger  dated as of August 21,  1998 among  General
      Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).
10.10 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.11 Loan Agreement dated June 19, 2002 among the Registrant, Allfirst Bank and Fulton Bank. (Exhibit 10.10 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.12 Amendment (dated May 2, 2003) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank. (Exhibit 10.12 of Annual Report on Form 10-K for the fiscal year ended August 3, 2003).
10.13 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13,
      2000).
10.14 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).
10.15 Asset Purchase Agreement dated as of March 29, 2004 between Registrant and Communication Techniques, Inc.
10.16 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
10.17 Common Stock Purchase Agreement dated as of September 20, 2002 between Registrant and EW Simulation Technology, Limited. (Exhibit 10.17 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.18 Trust Indenture dated as of October 19, 2001 between Registrant, and East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee. (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).

10.19 Amendment (dated April 2, 2004) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank.
10.20 Asset Purchase Agreement dated as of September 1, 2004 between Registrant and Reliable System Services Corp.
10.21 Amendment dated December 9, 2003 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002.
10.22 Amendment dated December 9, 2003to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002.
23.1  Consent of Deloitte & Touche LLP.
31.1  Certification of Myron Levy pursuant to Rule 13a-14(a).
31.2  Certification of Thomas V. Gilboy pursuant to Rule 13a-14(a).
32.1  Certification of Myron Levy pursuant to 18 U.S.C. Section 1350.
32.2  Certification of Thomas V. Gilboy pursuant to 18 U.S.C. Section 1350.

(b)  Financial Statements

         (1) See Index to Consolidated Financial Statements at Page F-1.

         (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 30.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2004.

                                    HERLEY  INDUSTRIES,  INC.

                                    By:          /S/  Lee N. Blatt
                                          ------------------------------------
                                          Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 15, 2004 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt                 Chairman of the Board
   ---------------------------------
      Lee N. Blatt

By:    /S/  Myron Levy                   Vice Chairman of the Board
   ---------------------------------     Chief Executive Officer and Director
      Myron Levy                         (Principal Executive Officer)

By:    /S/ Thomas V. Gilboy              Vice President and
   ---------------------------------     Chief Financial Officer
      Thomas V. Gilboy                   (Principal Financial Officer)

By:    /S/  John A. Thonet               Secretary and Director
   ---------------------------------
      John A. Thonet

By:    /S/  David H. Lieberman           Director
   ---------------------------------
      David H. Lieberman

By:    /S/  Edward K. Walker, Jr.        Director
   ---------------------------------
      Edward K. Walker, Jr.

By:    /S/ Robert M. Moore               Director
   ---------------------------------
      Robert M. Moore

By:    /S/ Edward A. Bogucz              Director
   ---------------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

          Column A                 Column B                 Column C               Column D        Column E
          --------                 --------                 --------               --------        --------
                                                            Additions               Amount
                                                  -----------------------------
                                                                                    written
                                  Balance at      Charged to         Recorded         off         Balance at
                                   beginning       costs and          through       against         end of
          Description              of period       expenses        acquisitions     reserve         period
          -----------              ---------       --------        ------------     -------         ------

Valuation accounts deducted from assets to which they apply:


       August 1, 2004:
          Inventory                  $ 2,739          $ 859         $ 715 (1)       $ 901         $ 3,412

       August 3, 2003:
          Inventory                  $ 2,407          $ 526         $  -            $ 194         $ 2,739

       July 28, 2002:
          Inventory                  $ 2,205          $ 202         $  -            $  -          $ 2,407

(1) Represents valuation reserves acquired through the acquisition of CTI.

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

Item 8. Financial Statements and Supplementary Data


                                              HERLEY INDUSTRIES, INC.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       Page
                                                                                                       ----
INDEPENDENT AUDITORS' REPORT                                                                           F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, August 1, 2004 and August 3, 2003                                    F-3

     Consolidated Statements of Income for the 52 weeks ended August 1, 2004, the
      53 weeks ended August 3, 2003, and 52 weeks ended July 28, 2002                                  F-4

     Consolidated Statements of Shareholders' Equity for the 52 weeks ended August 1,
        2004, the 53 weeks ended August 3, 2003 and 52 weeks ended July 28, 2002                       F-5

     Consolidated Statements of Cash Flows for the 52 weeks ended August 1, 2004,
        the 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002                        F-6

     Notes to Consolidated Financial Statements                                                        F-7


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Herley Industries, Inc.
Lancaster, Pennsylvania

We  have  audited  the  accompanying   consolidated  balance  sheets  of  Herley
Industries, Inc. and subsidiaries (the "Company") as of August 1, 2004 and August 3, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 1, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 1, 2004 and August 3, 2003, and the results of its operations and its cash flows for each of the three years in the period ended August 1, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE LLP
Baltimore, Maryland
October 14, 2004

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     August 1,   August 3,
                                                                                        2004        2003
                                                                                     ---------   ---------

                                                ASSETS
Current Assets:
               Cash and cash equivalents                                             $  66,181   $  81,523
               Trade accounts receivable                                                24,664      16,525
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts                                  14,210       6,960
               Other receivables                                                           576         827
               Inventories, net of allowance of $3,412 in 2004
                 and $2,739 in 2003                                                     44,909      37,545
               Deferred taxes and other                                                  3,579       3,207
                                                                                     ---------   ---------
                              Total Current Assets                                     154,119     146,587
Property, Plant and Equipment, net                                                      25,968      22,406
Goodwill                                                                                35,165      25,729
Intangibles, net of accumulated amortization of $752 in 2004
               and $403 in 2003                                                          4,555       1,542
Available-For-Sale Securities                                                              147          75
Other Investments                                                                          117         162
Other Assets                                                                               900       1,063
                                                                                     ---------   ---------
                                                                                     $ 220,971   $ 197,564
                                                                                     =========   =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
               Current portion of long-term debt                                     $     804   $     686
               Accounts payable and accrued expenses                                    17,514      13,177
               Billings in excess of costs incurred and
                   income recognized on uncompleted contracts                            1,303           -
               Income taxes payable                                                      2,091       2,670
               Reserve for contract losses                                                 954         736
               Advance payments on contracts                                             1,180         856
                                                                                     ---------   ---------
                              Total Current Liabilities                                 23,846      18,125
Long-term Debt                                                                           5,845       6,403
Other Long-term Liabilities                                                                932         849
Deferred Income Taxes                                                                    4,848       4,945
                                                                                     ---------   ---------
                                                                                        35,471      30,322
                                                                                     ---------   ---------
Commitments and Contingencies (Note F)
Shareholders' Equity:
               Common stock, $.10 par value; authorized
                 20,000,000 shares; issued and outstanding
                 14,220,508 in 2004 and 13,969,151 in 2003                               1,422       1,397
               Additional paid-in capital                                              107,671     104,551
               Retained earnings                                                        75,151      61,478
               Accumulated other comprehensive income (loss)                             1,256        (184)
                                                                                     ---------   ---------
                             Total Shareholders' Equity                                185,500     167,242
                                                                                     ---------   ---------
                                                                                     $ 220,971   $ 197,564
                                                                                     =========   =========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              52 weeks     53 weeks     52 weeks
                                                                ended        ended        ended
                                                              August 1,    August 3,     July 28,
                                                                 2004         2003         2002
                                                              ---------    ---------    ---------

Net sales                                                     $ 122,154    $ 110,223    $  92,881
                                                              ---------    ---------    ---------

Cost and expenses:
         Cost of products sold                                   79,505       73,222       61,947
         Selling and administrative expenses                     21,123       16,187       13,229
         Litigation costs                                         1,924        1,147        2,079
         Plant closing costs                                       -            -             406
                                                              ---------    ---------    ---------
                                                                102,552       90,556       77,661
                                                              ---------    ---------    ---------

         Income from operations                                  19,602       19,667       15,220
Other income (expense), net
         Investment income                                          674        1,113          718
         Interest expense                                          (326)        (344)        (332)
         Foreign exchange (loss)                                   (194)           -            -
                                                              ---------    ---------    ---------
                                                                    154          769          386
                                                              ---------    ---------    ---------

         Income from continuing operations
             before income taxes                                 19,756       20,436       15,606
Provision for income taxes                                        6,083        6,499        4,876
                                                              ---------    ---------    ---------

         Income from continuing operations                       13,673       13,937       10,730
Loss from discontinued operations
  (including net loss on sale of $1,166)
  net of income tax benefit                                        -            -            (921)
                                                              ---------    ---------    ---------
         Income before cumulative effect of change
           in accounting principle                               13,673       13,937        9,809
Cumulative effect of adopting SFAS 142                             -            -          (4,637)
                                                              ---------    ---------    ---------

         Net income                                           $  13,673    $  13,937    $   5,172
                                                              =========    =========    =========

Earnings (loss) per common share - Basic
         Income from continuing operations                        $ .97        $ .97        $ .89
         Loss from discontinued operations                          -            -           (.08)
         Cumulative effect of adopting SFAS 142                     -            -           (.39)
                                                                   ----         ----         ----
            Net earnings                                          $ .97        $ .97        $ .43
                                                                   ====         ====         ====

         Basic weighted average shares                           14,105       14,317       12,041
                                                                 ======       ======       ======

Earnings (loss) per common share - Diluted
         Income from continuing operations                        $ .92        $ .93        $ .83
         Loss from discontinued operations                          -            -           (.07)
         Cumulative effect of adopting SFAS 142                     -            -           (.36)
                                                                   ----         ----         ----
            Net earnings                                          $ .92        $ .93        $ .40
                                                                   ====         ====         ====

         Diluted weighted average shares                         14,896       15,031       12,978
                                                                 ======       ======       ======

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        52 weeks ended August 1, 2004, and 53 weeks ended August 3, 2003, and the 52 weeks ended July 28, 2002
                        (In thousands except share data)

                                                                                                             Accumulated
                                                                       Additional                              Other
                                                      Common Stock      Paid-in      Retained    Treasury   Comprehensive
                                                 Shares     Amount      Capital      Earnings      Stock    Income (loss)    Total
                                               ----------  --------   -----------   ----------   --------   -------------   -------

Balance at July 30, 2001                       10,537,289  $  1,054        45,250       42,369       -            -        $ 88,673

Net proceeds of public offering
  of 3,000,000 shares of common stock           3,000,000       300        64,512                                            64,812
Exercise of stock options
  and warrants                                  1,143,671       178        11,832                 (11,873)                      137
Tax benefit upon exercise of stock
  options                                                                   6,794                                             6,794
Retirement of treasury shares                                   (64)      (11,809)                 11,873           -
                                               ----------   -------   -----------   ----------   --------   -------------   -------
     Subtotal                                  14,680,960     1,468       116,579       42,369       -                -     160,416
                                               ----------   -------   -----------   ----------   --------   -------------   -------

Net income                                                                               5,172                                5,172
Other comprehensive loss, net of tax:
    Unrealized loss from
        available-for-sale securities                                                                                 (66)      (66)
   Unrealized loss on interest rate swap                                                                              (97)      (97)
   Foreign currency translation loss                                                                                  (67)      (67)
                                                                                                                            --------
Comprehensive income                                                                                                          4,942

                                               ----------   -------   -----------   ----------   --------   -------------   -------
Balance at July 28, 2002                       14,680,960  $  1,468       116,579       47,541       -               (230) $165,358

Exercise of stock options                         227,799        23         1,971                                             1,994
Tax benefit upon exercise of stock
  options                                                                     575                                               575
Purchase of 939,608 shares of treasury stock                                                      (14,668)                  (14,668)
Retirement of treasury shares                    (939,608)      (94)      (14,574)                 14,668                      -
                                               ----------   -------   -----------   ----------   --------   -------------   -------
     Subtotal                                  13,969,151     1,397       104,551       47,541       -               (230)   153,259
                                               ----------   -------   -----------   ----------   --------   -------------   -------

Net income                                                                              13,937                               13,937
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                                   18       18
   Unrealized gain on interest rate swap                                                                                47       47
   Foreign currency translation (loss)                                                                                 (19)     (19)
                                                                                                                            -------
Comprehensive income                                                                                                         13,983

                                               ----------   -------   -----------   ----------   --------   -------------   -------

Balance at August 3, 2003                      13,969,151  $  1,397       104,551       61,478       -               (184) $167,242

Exercise of stock options                         251,357        25         2,433                                             2,458
Tax benefit upon exercise of stock
  options                                                                     687                                               687
                                               ----------   -------   -----------   ----------   --------   -------------   -------
     Subtotal                                  14,220,508     1,422       107,671       61,478       -               (184)  170,387
                                               ----------   -------   -----------   ----------   --------   -------------   -------

Net income                                                                              13,673                               13,673
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                                  49        49
   Unrealized (loss) on interest rate swap                                                                            (23)      (23)
   Foreign currency translation gain                                                                                1,414     1,414
                                                                                                                            -------
Comprehensive income                                                                                                         15,113

                                               ----------   -------   -----------   ----------   --------   -------------   -------
Balance at August 1, 2004                      14,220,508  $  1,422       107,671       75,151       -              1,256  $185,500
                                               ==========   =======   ===========   ==========   ========   =============   =======


The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                52 weeks    53 weeks    52 weeks
                                                                                  ended       ended       ended
                                                                                August 1,   August 3,   July 28,
                                                                                  2004        2003        2002
                                                                                --------    --------    --------
Cash flows from operating activities:
        Income from continuing operations                                       $ 13,673    $ 13,937    $ 10,730
                                                                                --------    --------    --------
        Adjustments to reconcile net income to
           net cash provided by operations:
               Depreciation and amortization                                       4,244       4,302       3,917
               Foreign exchange loss                                                 753        -           -
               (Gain) loss  on sale of fixed assets                                 -            (17)         45
               Equity in income of limited partnership                               (10)        (16)        (48)
               (Increase) in deferred tax assets                                    (316)       (232)       (712)
               (Decrease) increase in deferred tax liabilities                      (109)      1,048        (471)
               Changes in operating assets and liabilities:
                      (Increase) decrease in trade accounts receivable            (6,923)     (2,039)      1,583
                      (Increase) in costs incurred and income
                         recognized in excess of billings on
                         uncompleted contracts                                    (7,250)     (1,258)     (6,341)
                      Decrease (increase) in other receivables                       251        (380)         (2)
                      (Increase) in inventories                                   (5,806)     (3,846)     (1,974)
                      Decrease (increase) in prepaid expenses and other               31         (52)          -
                      Increase in accounts payable
                        and accrued expenses                                       3,431         491         429
                      Increase (decrease) in billings in excess of
                        costs incurred and income recognized
                        on uncompleted contracts                                   1,303        -           (531)
                      Increase in income taxes payable                               108       3,627       5,351
                      (Decrease) increase in reserve for contract losses            (240)       (668)        348
                      Increase (decrease) in advance payments on contracts           324        (515)      1,110
                      Other, net                                                     146         185        (295)
                                                                                --------    --------    --------
                             Total adjustments                                   (10,063)        630       2,409
                                                                                --------    --------    --------

               Net cash provided by continuing operations                          3,610      14,567      13,139
                                                                                --------    --------    --------

Cash flows from investing activities:
        Acquisition of businesses, net of cash acquired                          (14,914)     (2,542)       -
        Payment of deferred purchase price of acquired business                     -           -         (3,000)
        Investment in technology license                                            -           -           (500)
        Proceeds from sale of fixed assets                                            19          25          85
        Partial distribution from limited partnership                                 55          49         626
        Capital expenditures                                                      (5,884)     (3,876)     (5,488)
                                                                                --------    --------    --------
               Net cash used in investing activities                             (20,724)     (6,344)     (8,277)
                                                                                --------    --------    --------

Cash flows from financing activities:
        Borrowings under bank line of credit                                        -           -          4,300
        Proceeds from industrial revenue bond financing                             -           -          3,000
        Net proceeds from public offering of common stock                           -           -         64,812
        Proceeds from exercise of stock options and warrants, net                  2,458       1,994       3,984
        Payments under lines of credit                                              -           -         (4,300)
        Payments of long-term debt                                                  (686)       (236)       (201)
        Purchase of treasury stock                                                  -        (14,668)     (3,847)
                                                                                --------    --------    --------
               Net cash provided by (used in) financing activities                 1,772     (12,910)     67,748
                                                                                --------    --------    --------

Net cash provided by discontinued operations                                        -           -            559
                                                                                --------    --------    --------

               Net (decrease) increase in cash and cash equivalents              (15,342)     (4,687)     73,169

Cash and cash equivalents at beginning of period                                  81,523      86,210      13,041
                                                                                --------    --------    --------
Cash and cash equivalents at end of period                                      $ 66,181    $ 81,523    $ 86,210
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

6. Costs Incurred and Income Recognized in Excess of Billings on Uncompleted Contracts

     Costs incurred and income recognized in excess of billings on uncompleted contracts are classified in the financial statements as current assets. We generally expect to bill and collect substantially all costs incurred and income recognized in excess of billings within one year.

7.   Inventories

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

8.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

     The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be charged to operations. It is possible that future events or circumstances could cause these estimates to change.

9.   Goodwill and Other Intangible Assets

     The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets.

     In connection with the adoption of SFAS 142, the Company was required to assess goodwill for impairment within six months of adoption, and completed its assessment in the second quarter of fiscal 2002. The Company operates as a single integrated business and as such has one operating segment as defined in SFAS 131. In fiscal 2001, within the operating segment, the Company identified two components as reporting units as defined under SFAS 142, 'defense electronics' and 'commercial technologies'. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 30, 2001. In January 2002 the Company decided to discontinue the operations of Terrasat (the only business in the commercial technologies reporting unit), and to seek a buyer for the business. In connection with this decision in fiscal 2002, the Company determined that an impairment of goodwill in the commercial technologies unit had occurred. Accordingly, a transition adjustment in the amount of $4,637,000 was recorded as of the beginning of fiscal year 2002 as a cumulative effect of a change in accounting principle. There was no tax benefit associated with the adjustment since the impaired goodwill is not deductible for income tax purposes.

     An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2004 using the current market capitalization of the Company, which in an active market for the Company's common stock, the Company considers a reasonable indication of implied fair value. Based on this initial step in the test for impairment, the Company concluded there was no impairment of goodwill at August 1, 2004. An annual impairment test will be performed in the fourth quarter of each fiscal year, or when an indication of impairment exists, and any future impairment of goodwill will be charged to operations.

     The change in the carrying amount of goodwill for the years ended August 1, 2004 and August 3, 2003, based upon the fair value of assets acquired and liabilities assumed related to the acquisition of CTI in fiscal 2004 and EWST in fiscal 2003, is as follows (in thousands):

            Balance at July 28, 2002                             $ 21,665
               Goodwill acquired during period                      4,064
                                                                  -------
            Balance at August 3, 2003                            $ 25,729
               Goodwill acquired during period                      8,725
               Foreign currency translation adjustment                711
                                                                 --------
            Balance at August 1, 2004                            $ 35,165
                                                                   ======

     Intangibles consist of the following (in thousands):

                                             August 1,    August 3,   Estimated
                                               2004         2003     useful life
                                               ----         ----     -----------

         Technology (1)                     $ 3,421      $ 1,021      15 years
         Drawings (2)                           800         -         15 years
         Backlog (3)                            325          325       2 years
         Non-compete (3)                         31           31       5 years
         Foreign currency translation
            adjustment (3)                      162         -
         Patents                                568          568       14 years
                                              -----        -----
                                              5,307        1,945
         Accumulated amortization               752          403
                                              -----        -----
                                            $ 4,555      $ 1,542
                                              =====        =====
---------
(1) Includes $1,021 and $2,400 related to the acquisitions of EWST and CTI, respectively (See Note B.)
(2)  Related to the acquisition of CTI (See Note B.)
(3)  Related to the acquisition of EWST (See Note B.)

     Amortization expense for the fiscal periods ended August 1, 2004, August 3, 2003 and July 28, 2002 was approximately $349,000, $258,000 and $41,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                          2005        $ 342
                          2006          329
                          2007          328
                          2008          322
                          2009          322

     The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

10.  Marketable Securities

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair market value with net unrealized holding gains or losses, net of income taxes, reported as a separate component of other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income.

11.  Other Investments

     The Company is a limited partner in a nonmarketable limited partnership in which it owns approximately a 10% interest. The investment is accounted for under the equity method (See Note D.)

12.  Revenue and Cost Recognition

     The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Substantially all of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 13% to 16% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

     Prospective losses on long-term contracts are based upon the anticipated excess of costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate costs and contract terms.

13.  Product Development

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $5,422,000, $3,083,000, and $2,269,000 in fiscal 2004, 2003, and 2002, respectively, and are included in cost of products sold.

14.  Income Taxes

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

15.  Stock-Based Compensation

     The Company has various fixed stock option plans which reserve shares of common stock for issuance to executives, key employees and directors.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro-forma disclosures of SFAS No. 123 for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro-forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

     The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS
     148. Pro-forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

     For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to calculate the fair value of each option granted during each of the fiscal years ended August 1, 2004, August 3, 2003, and July 28, 2002:

                           Expected life of options              1.51 years
                           Volatility                            .68
                           Risk-free interest rate               2.8%
                           Dividend yield                        zero

     Had compensation cost for stock options granted in fiscal years 2004, 2003, and 2002 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below using the statutory income tax rate of 34% (in thousands except per share data):

                                                                2004              2003             2002
                                                                ----              ----             ----

                Net income  -  as reported                    $ 13,673         $ 13,937          $  5,172
                Deduct: total stock-based employee
                 compensation expense determined
                 under fair value based method for all
                 awards, net of related tax effects               (627)          (1,926)           (4,425)
                                                                ------           ------            ------
                Net income  -  pro-forma                      $ 13,046         $ 12,011          $    747
                                                                ======           ======            ======

                Earnings per share  -  as reported
                     Basic                                        $ .97            $ .97             $ .43
                     Diluted                                        .92              .93               .40
                Earnings per share  - pro-forma
                     Basic                                        $ .92            $ .84             $ .06
                     Diluted                                        .88              .80               .06

     The effects of applying the pro-forma disclosures of SFAS 123 and 148 may not be representative of the effects on reported net income for future years due to the various vesting schedules.

16.  Foreign Currency Translation

     Financial   statements  of  foreign  subsidiaries  are  prepared  in  their respective functional currencies and translated into U. S. Dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Foreign currency translation' component of 'Other comprehensive income (loss)' in the accompanying consolidated statements of shareholders' equity.

17.  Derivatives

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

NOTE B - ACQUISITIONS

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

     The allocation of the aggregate purchase price, based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value of identified intangible assets is as follows:

              Aggregate purchase price        $ 14,914
                                                ======

              Current assets                    2,861
              Furniture and equipment           1,492
              Technology                        2,400
              Drawings                            800
              Goodwill                          8,725
              Current liabilities              (1,364)

The Company entered into an agreement as of September 1, 2002, to acquire all of the issued and outstanding common stock of EW Simulation Technology,
     Limited ("EWST"), a British company of Aldershot, UK, which operates as a wholly-owned subsidiary of the Company. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide. The acquisition of EW Simulation Technology was driven by a two part strategic initiative: a) to leverage the Company's microwave expertise vertically into the international threat and jamming simulator markets, and b) to increase the amount of microwave content supplied by the Company on each simulator platform. The transaction, which closed on September 20, 2002, provides for payment of $3,000,000 in cash and a note for 1,000,000 Pounds Sterling, including interest at 1.8% based on LIBOR at the date of acquisition, payable in annual installments of 333,334 Pounds Sterling beginning October 1, 2003. Based on the spot rate of exchange at the date of acquisition of 1.50, the U.S. Dollar equivalent of the note was $1,500,000. The note has a balance of $1,212,000 at August 1, 2004 (adjusted for foreign exchange rate fluctuations) payable in two remaining installments annually on October 1, 2004 and October 1, 2005 of $606,000. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

     The allocation of the aggregate purchase price, based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value appraisal of identified intangible assets is as follows:

              Aggregate purchase price           $4,658
                                                  =====

              Current assets                     $1,407
              Furniture and equipment               251
              Technology                          1,021
              Backlog                               325
              Non-compete                            31
              Goodwill                            4,064
              Current liabilities                (2,441)

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                    August 1,        August 3,
                                                       2004             2003
                                                       ----             ----
           Purchased parts and raw materials        $ 23,031         $ 19,690
           Work in process                            22,878           18,646
           Finished products                           2,412            1,948
                                                     -------          -------
                                                      48,321           40,284
           Less reserve                                3,412            2,739
                                                     -------          -------
                                                    $ 44,909         $ 37,545
                                                      ======           ======

NOTE D - OTHER INVESTMENTS

     In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At August 1, 2004 and August 3, 2003 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The partnership is in the process of being liquidated and accordingly the Company received partial distributions of approximately $55,000 and $49,000 from the Partnership in fiscal 2004 and 2003, respectively. As of

     August 1, 2004 the Company's limited partnership interest had a carrying value of approximately $117,000, based on the equity method of accounting.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
     thousands):

                                                 August 1,     August 3,      Estimated
                                                  2004          2003         Useful Life
                                                  ----          ----         -----------
       Land                                     $  3,781      $  2,908
       Building and building improvements         10,043         9,291       10-40 years
       Machinery and equipment                    43,225        37,802        5- 8 years
       Furniture and fixtures                      1,347         1,186        5-10 years
       Automobiles                                     7          -              3 years
       Leasehold improvements                      1,526         1,385        5-10 years
                                                 -------       -------
                                                  59,929        52,572
       Less accumulated depreciation              33,961        30,166
                                                  ------        ------
                                                $ 25,968      $ 22,406
                                                  ======        ======

     Depreciation charges totaled approximately $3,796,000, $3,944,000, and $3,776,000 in fiscal 2004, 2003, and 2002, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under noncancellable operating leases. Rent expense for the 52 weeks ended August 1, 2004, and the 53 weeks ended August 3, 2003 and 52 weeks ended July 28, 2002, was approximately $1,749,000, $1,393,000, and $1,244,000, respectively. Minimum annual
     rentals  under   noncancellable   operating   leases  are  as  follows  (in
     thousands):

                                                            Amount
                                                            ------
                     Year ending fiscal 2005               $ 1,649
                                        2006                 1,513
                                        2007                 1,272
                                        2008                 1,206
                                        2009                 1,256
                                      Future                   856

     Employment Agreements

     The Company has employment agreements with certain executives of the Company which expire December 31, 2008, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreements provide for aggregate annual salaries as of August 1, 2004 of $1,427,000 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company. Incentive compensation in the amount of $2,214,000 (including a supplemental payment of $650,000 for fiscal 2003), and $1,571,000 was charged to expense in fiscal years 2004 and 2003, respectively.

     The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of August 1, 2004, the amount payable in the event of such termination would be approximately $16,318,000.

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

     Eight officers of the Company have severance agreements providing for an aggregate lump-sum payment of $2,830,000 through September 30, 2006 in the event of a change of control of the Company as defined in the agreements.

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

     By Summary Order on January 26, 2004, the Second Circuit affirmed the trial court judgment in its entirety. On February 4, 2004, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock under Federal Rule of Civil Procedure 60. RLI contends that it has "newly discovered evidence," first learned in August 2003, to justify its requested relief. Herley submitted its response in opposition by letter dated February 10, 2004. On February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. By Order dated May 28, 2004 the trial court denied RLI's Motion for a New Trial. The Court also denied Herley's request that it exercise its general equitable power to hold Ben Robinson personally liable for any fees Herley might recover against RLI.

     On June 28, 2004, Herley filed suit against Ben Robinson and Frank Holt in the Superior Court of Hillsborough County, New Hampshire, asserting claims for fraudulent conveyance and piercing the corporate veil to hold Robinson personally liable for the fees incurred by Herley in defending RLI's claims discussed above. In response, Robinson took steps to collect damages awarded to him under the jury verdict. On July 21, 2004, Herley brought an Emergency Motion for Injunctive Relief and moved for an immediate order from the New Hampshire court allowing Herley to escrow the judgment owed to Robinson to be offset against any award of fees to Herley. The court entered an order denying the requested relief. On July 27, 2004, Herley paid $1,594,621 (including interest) to Ben Robinson, an amount calculated by deducting Herley's award against Robinson from the amounts awarded to Robinson on his claims under the Employment Agreement and the Lease
     Agreement. On July 28, 2004, the parties filed a Notice of Partial Satisfaction of Judgment. Herley's judgment against RLI remains unsatisfied. Cross petitions for attorney's fees are still pending.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

     Stand-by Letters of Credit

     The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2006. At August 1, 2004 stand-by letters of credit aggregating approximately $11,389,000 were outstanding under this facility.

     Outstanding Purchase Commitments

     The Company has outstanding an aggregate of approximately $16,448,000 in open purchase orders as of August 1, 2004. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):

                              52 weeks ended   53 weeks ended   52 weeks ended
                                 August 1,        August 3,        July 28,
                                   2004             2003             2002
                                   ----             ----             ----
       Current
                  Federal        $ 5,514          $ 5,465          $ 5,333
                  State              549              533              520
                  Foreign            431              379              204
                                   -----            -----            -----
                                   6,494            6,377            6,057
                                   -----            -----            -----
       Deferred
                  Federal           (372)            (233)          (1,090)
                  State              (44)             (23)            (106)
                  Foreign              5              378               15
                                   -----            -----            ------
                                    (411)             122           (1,181)
                                   -----            -----           ------
                                 $ 6,083          $ 6,499          $ 4,876
                                   =====            =====           ======

     The Company paid income taxes of approximately $5,496,000, $4,164,000, and $680,000 in fiscal 2004, 2003, and 2002, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                        52 weeks    53 weeks    52 weeks
                                                          ended       ended       ended
                                                        August 1,   August 3,   July 28,
                                                          2004        2003        2002
                                                          ----        ----        ----
         Statutory income tax rate                        35.0 %      34.0 %      34.0 %
         State income taxes, net of
            federal income tax benefit                     1.7         1.7         0.9
         Benefit of extra territorial income              (1.4)       (1.0)       (2.4)
         Non-deductible expenses                           0.6         0.6         0.2
         Benefit of foreign and
            foreign-source income                         (3.9)       (3.4)       (1.4)
         Research and development credits                 (1.0)         -           -
         Other, net                                       (0.2)       (0.1)       (0.1)
                                                          ----        ----        ----
            Effective tax rate                            30.8 %      31.8 %      31.2 %
                                                          ====        ====        ====

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                                          August 1, 2004                August 3, 2003
                                                   ---------------------------   ---------------------------
                                                   Deferred         Deferred     Deferred         Deferred
                                                      Tax              Tax          Tax              Tax
                                                    Assets         Liabilities    Assets         Liabilities
                                                    ------         -----------    ------         -----------
         Intangibles                                 $  -           $ 2,186  $       -            $ 2,298
         Accrued vacation pay                            335           -             260             -
         Accrued bonus                                   583           -             516             -
         Accrued warranty and other expenses             297           -             194             -
         Inventory                                     1,256           -           1,125             -
         Depreciation                                   -             2,662         -               2,647
         Contract losses                                 221           -             183             -
         Net operating loss
            carry-forwards                               230           -             230             -
         Other                                           267           -             365             -
                                                       -----          -----        -----            -----
                                                     $ 3,189        $ 4,848      $ 2,873          $ 4,945
                                                       =====          =====        =====            =====

     As of August 1, 2004 the Company has available net operating loss carry-forwards for state income tax purposes of approximately $1,300,000 which expire through fiscal 2020.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                     August 1,      August 3,
                                                   Rate                2004           2003
                                             --------------------      ----           ----
       Revolving loan facility (a)              2.75% and 3.28%      $  -           $  -
       Mortgage note (b)                        7.43%                  2,524          2,610
       Industrial Revenue Bonds (c)             4.07%                  2,805          2,905
       Note for acquired business (d)           1.8%                   1,212          1,500
       Other                                        -                    108             74
                                                                       -----          -----
                                                                       6,649          7,089
       Less current portion                                              804            686
                                                                       -----          -----
                                                                     $ 5,845        $ 6,403
                                                                       =====          =====

       (a) In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2006 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 1.25% and 1.48%, respectively, at August 1, 2004. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at August 1, 2004 and August 3, 2003.

           The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at August 1, 2004.

       (b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,653,000.

           The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at August 1, 2004. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at August 1, 2004 and August 3, 2003, and are being amortized over the term of the loan (10 years).

       (c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at August 1, 2004 was 1.23%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster Pennsylvania, and for manufacturing equipment.

           The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage is approximately $1,749,000 at August 1, 2004.

     (d) In connection with the acquisition of EWST as of September 1, 2002, the Company issued a note for 1,000,000 Pounds Sterling, including interest at 1.8%, payable in annual installments of 333,334 Pounds Sterling beginning October 1, 2003. Based on the spot rate of exchange at August 1, 2004 of 1.8183 the U.S. Dollar equivalent of the annual installments is approximately $606,000.

     The Company paid interest in 2004, 2003 and 2002 of approximately $314,000, $355,000 and $316,000, respectively.

     Future payments required on long-term debt are as follows (in thousands):

                    Fiscal year ending during:         Amount
                    -------------------------          ------
                              2005                    $   804
                              2006                        817
                              2007                        223
                              2008                        236
                              2009                        198
                              Future                    4,371
                                                        -----
                                                      $ 6,649

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                                    August 1,      August 3,
                                                      2004           2003
                                                      ----           ----
         Accounts payable                          $ 10,089       $  7,152
         Accrued payroll costs and bonuses            4,987          4,257
         Accrued commissions                            692            508
         Accrued royalties                                8            284
         Accrued legal and accounting fees              240             20
         Accrued warranty costs                         580            359
         Accrued rent expense                           197            189
         Unearned income                                 81             86
         Other accrued expenses                         640            322
                                                     ------         ------
                                                   $ 17,514       $ 13,177
                                                     ======         ======

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 15% of their salaries to the Plan. The Company, at its discretion can contribute 100% of the first 2% of the employees' contribution and 25% of the next 4%. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $618,000, $513,000 and $533,000 under the Plan for the 52 weeks ended August 1, 2004, and the 53 weeks ended August 3, 2003 and 52 weeks ended July 28, 2002, respectively.

     The Company's Israeli subsidiary provides for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is carried in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets and was $932,000 and $849,000 at August 1, 2004 and August 3, 2003, respectively. The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $313,000, $353,000 and $226,000 for fiscal years 2004, 2003 and 2002, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

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

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                       52 weeks          53 weeks          52 weeks
                                                         ended             ended             ended
                                                       August 1,         August 3,         July 28,
                                                         2004              2003              2002
                                                         ----              ----              ----
Numerator:
      Income from continuing operations                 $ 13,673          $ 13,937        $ 10,730
      Loss from discontinued operations                     -                 -               (921)
      Cumulative effect of adopting SFAS 142                -                 -             (4,637)
                                                          ------            ------           -----
      Net Income                                        $ 13,673          $ 13,937        $  5,172
                                                          ======            ======           =====

Denominator:
      Basic weighted-average shares                       14,105            14,317          12,041
      Effect of dilutive securities:
         Employee stock options and warrants                 791               714             937
                                                          ------            ------          ------
      Diluted weighted-average shares                     14,896            15,031          12,978
                                                          ======            ======          ======

Stock options and warrants not included in computation         4               702             126
                                                               =               ===             ===

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices ranging from $17.12 to $20.45 which are greater than the average market price of the common shares during the period, and therefore, are antidilutive. The options, which were outstanding as of August 1, 2004, expire at various dates through May 14, 2009.

NOTE M - SHAREHOLDERS' EQUITY

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

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. No options have been granted under the plan during fiscal year ended August 1, 2004. Options for 108,500 shares were granted during the fiscal year ended August 3, 2003.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 40,000 shares were granted during the fiscal year ended August 1, 2004. No options were granted under this plan during the fiscal year ended August 3, 2003.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 7,500 shares were granted during the fiscal year ended August 1, 2004. No options were granted under this plan during the fiscal year ended August 3, 2003.

     A summary of stock option activity under all plans for the 52 weeks ended August 1, 2004 and the 53 weeks ended August 3, 2003 and the 52 weeks ended July 28, 2002 is as follows:


                                Non-Qualified Stock Options
       -------------------------------------------------------------------------
                                                                        Weighted      Warrant Agreements
                                                                        Average     ---------------------
                                          Number        Price Range     Exercise    Number      Price per
                                        of shares        per share      Price       of  shares     share
                                        ---------       -------------   -----       ----------  -----------

       Outstanding July 30, 2001        3,757,786     $  4.06 - 13.67   $  8.55      320,000         $ 3.09
          Granted                       1,406,750       11.90 - 19.52     16.05
          Exercised                    (1,454,660)       4.06 - 13.67      7.50     (320,000)          3.09
          Cancelled                      (282,700)       7.63 - 13.15     10.31
                                       -----------       ------------     -----      -------           ----
       Outstanding July 28, 2002        3,427,176     $  4.06 - 19.52   $ 11.92         -               -
          Granted                         108,500       14.50 - 19.03     17.68
          Exercised                      (227,799)       4.06 - 13.10      8.80
          Cancelled                        (9,650)       8.38 - 13.10     11.36
                                     -------------       ------------     -----      -------           ----
       Outstanding August 3, 2003       3,298,227     $  4.06 - 19.52   $ 12.33         -               -
          Granted                          53,500       17.32 - 20.45     19.38
          Exercised                      (253,598)       4.06 - 19.52      9.88
          Canceled                        (77,200)       8.38 - 17.67     11.91
                                       -----------       ------------     -----      -------           ----
       Outstanding August 1, 2004       3,020,929     $  4.06 - 20.45   $ 12.66         -               -
                                        =========                                    =======           ====

     Options Outstanding and Exercisable by Price Range as of August 1,2004, with expiration dates ranging from May 12, 2005 to June 6, 2013 are as follows:

                                                      Options Outstanding                   Options Exercisable
                                          --------------------------------------------   -------------------------
                                                             Weighted
                                                              Average       Weighted                     Weighted
        Range of Exercise                    Number         Remaining        Average        Number        Average
             Prices                       Outstanding   Contractual Life  Exercise Price  Exercisable Exercise Price
        -----------------                 -----------   ----------------  --------------  ----------- --------------

      $  4.06  -    $  8.38                 657,879             4.6        $   8.01          554,979      $  7.94
         8.42  -      10.20                 269,550             4.6            9.18          267,150         9.17
        10.46  -      11.92                 636,650             4.7           10.49          580,850        10.48
        13.10  -      13.10                 683,850             6.2           13.10          578,400        13.10
        14.25  -      20.45                 773,000             6.7           19.23          615,200        19.30
                                          ---------             ---           -----        ---------        -----
      $  4.06  -    $ 20.45               3,020,929             5.5         $ 12.66        2,596,579      $ 12.48
                                          =========                                        =========


                                      F-22

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

NOTE N - SEGMENT REPORTING, MAJOR CUSTOMERS, EXPORT SALES, AND GEOGRAPHIC
            INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman and the Chief Executive Officer (CEO). The Company's Chairman and CEO evaluate both consolidated and disaggregated financial information, primarily gross revenues and cash generated, in deciding how to allocate resources and assess performance. The Chairman and CEO also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2004, 2003 and 2002 were as follows: defense electronics, $113,172,000, $103,746,000 and $80,615,000, respectively; and
     commercial   technologies,   $8,982,000,   $6,477,000,   and   $12,266,000,
     respectively. Defense electronics includes revenues of $1,078,000, and commercial technologies includes revenue of $3,045,000, from March 29, 2004 attributable to the acquisition of CTI (See Note B.)

     Net sales to the U.S. Government in fiscal 2004, 2003 and 2002 accounted for approximately 17%, 25% and 17% of net sales, respectively. The Raytheon Company accounted for approximately 10% of net sales in fiscal 2004. No other customer accounted for shipments in excess of 10% of consolidated net sales during the periods presented. Foreign sales amounted to approximately $39,697,000 (including $9,103,000 in sales for EWST), $39,646,000
     (including $11,212,000 in sales for EWST), and $30,070,000 in fiscal 2004, 2003 and 2002, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                        2004          2003          2002
                                        ----          ----          ----
                United States       $ 100,746     $  88,294     $ 82,432
                Israel                 12,305        10,717       10,449
                England                 9,103        11,212         -
                                      -------       -------       ------
                                    $ 122,154     $ 110,223     $ 92,881
                                      =======       =======       ======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                        2004         2003
                                        ----         ----
                United States        $ 21,544     $ 18,945
                Israel                  3,499        3,071
                England                   925          390
                                       ------       ------
                                     $ 25,968     $ 22,406
                                       ======       ======

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $108,000 as of August 1, 2004. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings.

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

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):
                                                      August 1, 2004
                                                      --------------
                                                Carrying Amount  Fair Value
                                                ---------------  ----------

           Cash and cash equivalents               $ 66,181      $ 66,181
           Available-for-sale securities                147           147
           Long-term debt                             5,845         6,644

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

     Summarized below are the results of discontinued operations (in thousands):

                                                         52 weeks ended
                                                            July 28,
                                                              2002
                                                              ----
        Net sales                                         $  2,147
                                                             -----

        Loss from discontinued operations                   (1,395)
        Income tax (benefit) provision                        (474)
                                                             -----

        Net loss from discontinued operations             $   (921)
                                                               ===

NOTE R - QUARTERLY RESULTS

     The following is a summary of the unaudited quarterly results of operations for the 52 weeks ended August 1, 2004 and for the 53 weeks ended August 3, 2003 (in thousands, except for per share data).


                                      2004
                                      ----
                                                  November 2,     February 1,      May 2,        August 1,
                                                     2003            2004           2004           2004
                                                     ----            ----           ----           ----
     Net sales                                    $   28,267         29,408         30,233          34,246
     Gross profit                                     10,642         10,363         10,768          10,876

     Net income                                   $    3,941          3,546          3,876           2,310
                                                     =======        =======        =======         =======

     Earnings per common share - Basic            $      .28            .25            .27             .16
                                                         ===            ===            ===             ===

     Basic weighted average shares                    14,013         14,073         14,129          14,205
                                                      ======         ======         ======          ======

     Earnings per common share - Diluted          $      .27            .24            .26             .15
                                                         ===            ===            ===             ===

     Diluted weighted average shares                  14,782         14,880         14,932          14,962
                                                      ======         ======         ======          ======

                                      2003
                                      ----
                                                  November 3,     February 2,      May 4,        August 3,
                                                     2002            2003           2003           2003
                                                     ----            ----           ----           ----
     Net sales                                    $   27,290         25,015         26,897          31,021
     Gross profit                                      9,191          8,673          8,851          10,286

     Net income                                   $    3,352          3,287          3,359           3,939
                                                     =======        =======        =======         =======

     Earnings per common share - Basic            $      .23            .23            .24             .28
                                                         ===           ====           ====            ====

     Basic weighted average shares                    14,668         14,464         14,218          13,921
                                                      ======         ======         ======          ======

     Earnings per common share - Diluted          $      .22            .22            .23             .27
                                                        ====           ====           ====             ===

     Diluted weighted average shares                  15,506         15,124         14,848          14,600
                                                      ======         ======         ======          ======

     The fourth quarter has historically been the Company's strongest quarter for shipments. The third and fourth quarter of fiscal 2004 includes revenue attributable to the acquisition of CTI of $1,116,000 and $3,007,000, respectively.

     The gross profit margin in the fourth quarter of 2004 was affected by the investment in engineering programs, which are essential for long-term technology development and future revenue growth. Changes in total cost estimates on uncompleted contracts at EWST, also contributed to the decline in gross profit in the fourth quarter of fiscal 2004. The gross profit margin also varies from quarter to quarter due to changes in product mix.

     Included in the results of the fourth quarter of 2004 is a $1.6 million pretax payment in connection with the Robinson Labs litigation. (See Note
     F).

NOTE S - SUBSEQUENT EVENT

     The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation ("RSS"), of Melbourne, Florida for an aggregate of $3,725,000 in cash. The Company expects to operate the RSS business as a wholly-owned subsidiary under the name Herley-RSS, Inc. Herley-RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide. Consideration paid for the purchase, which closed on September 20, 2004, was entirely in cash. The transaction will be accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The allocation of the aggregate estimated purchase price will be determined based on detailed reviews of the fair value of assets acquired, including identified intangible assets, and liabilities assumed. Any remaining excess cost over the fair value of net assets acquired will be recognized as goodwill.

                                  ************