Form 10-Q
period 2004-10-31
HERLEY INDUSTRIES INC /NEW
filed 2004-12-09
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2004
                                ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          #23-2413500
-------------------------------                         -----------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania               17601
---------------------------------------------------             --------
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

                                    [X] Yes     [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

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

As of December 6, 2004 -14,314,657 shares of Common Stock.

                             HERLEY INDUSTRIES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I  -  FINANCIAL INFORMATION

Item 1  - Financial Statements:

     Condensed Consolidated Balance Sheets  -
           October 31, 2004 and August 1, 2004                                2

     Condensed Consolidated Statements of Income  -
           For the Thirteen weeks ended October 31, 2004
            and November 2, 2003                                              3

     Condensed Consolidated Statement of Shareholders' Equity-
           For the Thirteen weeks ended October 31, 2004                      4

     Condensed Consolidated Statements of Cash Flows -
           For the Thirteen weeks ended October 31, 2004
            and November 2, 2003                                              5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4  -  Controls and Procedures                                           17

PART II -  OTHER INFORMATION

Item 1  -  Legal Proceedings                                                 17

Item 6  -  Exhibits                                                          19

Signatures                                                                   20

Item 1  - Financial Statements

                                   HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)

                                                                         October 31,            August 1,
                                                                            2004                   2004
                                                                         -----------            ---------
                                                                         (Unaudited)
                           ASSETS
Current Assets:
         Cash and cash equivalents                                         $  67,884            $  66,181
         Trade accounts receivable                                            20,809               24,664
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                              14,035               14,210
         Other receivables                                                       840                  576
         Inventories, net of allowance of $4,081
            in fiscal 2005 and $3,937 in 2004                                 45,885               44,909
         Deferred taxes and other                                              4,054                3,579
                                                                             -------              -------
                                  Total Current Assets                       153,507              154,119

Property, Plant and Equipment, net                                            27,055               25,968
Goodwill                                                                      38,859               35,165
Intangibles, net of accumulated amortization of $847
         in fiscal 2005 and $752 in 2004                                       4,463                4,555
Available-For-Sale Securities                                                    147                  147
Other Investments                                                                113                  117
Other Assets                                                                     846                  900
                                                                             -------              -------
                                                                           $ 224,990            $ 220,971
                                                                             =======              =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                 $     812            $     804
         Accounts payable and accrued expenses                                16,999               16,934
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts                          679                1,303
         Income taxes payable                                                  3,132                2,091
         Reserve for contract losses                                             960                  954
         Reserve for warranty costs                                              581                  580
         Advance payments on contracts                                           949                1,180
                                                                             -------              -------
                                  Total Current Liabilities                   24,112               23,846
Long-term Debt                                                                 5,159                5,845
Other Long-term Liabilities                                                      993                  932
Deferred Income Taxes                                                          4,833                4,848
                                                                             -------              -------
                                                                              35,097               35,471
                                                                             -------              -------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           14,285,107 in fiscal 2005 and 14,220,508 in 2004                    1,429                1,422
         Additional paid-in capital                                          108,423              107,671
         Retained earnings                                                    78,704               75,151
         Accumulated other comprehensive income                                1,337                1,256
                                                                             -------              -------
                                  Total Shareholders' Equity                 189,893              185,500

                                                                             -------              -------
                                                                           $ 224,990            $ 220,971
                                                                             =======              =======

     The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                        Thirteen weeks ended
                                                        --------------------
                                                    October 31,     November 2,
                                                        2004           2003
                                                    -----------     -----------
Net sales                                            $ 33,590        $ 28,267
                                                      -------         -------
Cost and expenses:
       Cost of products sold                           22,731          17,625
       Selling and administrative expenses              5,855           4,780
                                                      -------         -------
                                                       28,586          22,405
                                                      -------         -------

       Operating Income                                 5,004           5,862
                                                      -------         -------


Other income (expense), net
       Investment income                                  224             176
       Interest expense                                   (79)            (87)
       Foreign exchange (loss)                           --              (173)
                                                      -------         -------
                                                          145             (84)
                                                      -------         -------

           Income before income taxes                   5,149           5,778
Provision for income taxes                              1,596           1,837
                                                      -------         -------

       Net income                                    $  3,553        $  3,941
                                                      =======         =======


Earnings per common share - Basic                    $  .25          $  .28
                                                        ===             ===

       Basic weighted average shares                   14,252          14,013
                                                       ======          ======

Earnings per common share - Diluted                  $  .24          $  .27
                                                        ===             ===

       Diluted weighted average shares                 14,936          14,782
                                                       ======          ======




The accompanying notes are an integral part of these financial statements.


                                             HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                               Thirteen weeks ended October 31, 2004
                                                 (In thousands except share data)

                                                                                                      Accumulated
                                                                          Additional                    Other
                                                     Common Stock          Paid-in       Retained     Comprehensive
                                                     ------------          Capital       Earnings     Income (Loss)     Total
                                                 Shares       Amount       -------       --------     -------------     -----
                                                 ------       ------

Balance at August 01, 2004                    14,220,508    $  1,422        107,671        75,151         1,256   $   185,500

Exercise of stock options                         64,599           7            552                                       559
Tax benefit upon exercise of stock
  options                                                                       200                                       200
                                              ----------       -----        -------        ------         -----       -------

     Subtotal                                 14,285,107       1,429        108,423        75,151         1,256       186,259
                                              ----------       -----        -------        ------         -----       -------


Net income                                                                                  3,553                       3,553
Other comprehensive income (loss):
   Unrealized (loss) on interest rate swap                                                                  (34)          (34)
   Foreign currency translation gain                                                                        115           115
                                                                                                                      -------
Comprehensive income                                                                                                    3,634
                                              ----------       -----        -------        ------         -----       -------

Balance at October 31, 2004                   14,285,107    $  1,429        108,423        78,704         1,337   $   189,893
                                              ==========       =====        =======        ======         =====       =======



The accompanying notes are an integral part of these financial statements.


                              HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (In thousands)

                                                                           Thirteen weeks ended
                                                                           --------------------
                                                                      October 31,         November 2,
                                                                         2004                2003
                                                                      ----------          -----------
Cash flows from operating activities:
       Net income                                                     $  3,553            $  3,941
                                                                        ------              ------
       Adjustments to reconcile net income to
          net cash provided by operations:
            Depreciation and amortization                                1,149                 966
            Foreign exchange loss                                         --                   173
            Equity in income of limited partnership                         (6)               --
            Changes in operating assets and liabilities:
                 Decrease in accounts receivable                         4,126               2,274
                 Decrease (increase) in costs incurred and income
                    recognized in excess of billings on
                    uncompleted contracts                                  175              (5,429)
                 (Increase) decrease in other receivables                 (265)                 92
                 (Increase) in inventories                                (766)             (1,735)
                 (Increase) in prepaid expenses and other                 (473)               (243)
                 (Decrease) in accounts payable
                   and accrued expenses                                    (60)               (327)
                 (Decrease) increase in billings in excess of
                   costs incurred and income recognized
                   on uncompleted contracts                               (624)              1,294
                 Increase in income taxes payable                        1,241                 877
                 (Decrease) increase in reserve for contract losses       (327)                241
                 (Decrease) in advance payments on contracts              (231)               (271)
                 Other, net                                                166                 232
                                                                        ------              ------
                      Total adjustments                                  4,105              (1,856)
                                                                        ------              ------

            Net cash provided by operating activities                    7,658               2,085
                                                                        ------              ------

Cash flows from investing activities:
       Acquisition of businesses, net of cash acquired                  (3,753)               --
       Partial distribution from limited partnership                        10                  20
       Capital expenditures                                             (2,044)             (1,187)
                                                                        ------              ------
            Net cash used in investing activities                       (5,787)             (1,167)
                                                                        ------              ------

Cash flows from financing activities:
       Proceeds from exercise of stock options                             559                 718
       Payments of long-term debt                                         (727)               (621)
                                                                        ------              ------
            Net cash (used in) provided by  financing activities          (168)                 97
                                                                        ------              ------

            Net increase in cash and cash equivalents                    1,703               1,015

Cash and cash equivalents at beginning of period                        66,181              81,523
                                                                        ------              ------

Cash and cash equivalents at end of period                            $ 67,884            $ 82,538
                                                                        ======              ======



The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

1.  Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2004 Annual Report on Form 10-K for the fiscal year ended August 1, 2004, as filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated financial statements include the accounts of Herley Industries, Inc. and its wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period's presentation.

2.   Acquisitions

     The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc., a Delaware corporation doing business in Whippany, New Jersey. The facility operates as a wholly-owned subsidiary of the Company as Herley-CTI, Inc. ("CTI"). CTI designs, develops and produces state-of-the-art signal generation components and integrated assemblies for digital radio, SONET, SatCom, test and instrumentation, datacom, and wired and wireless applications to 45 Ghz and 45 Gb/s. CTI also recently developed a fast frequency changing direct synthesizer which, when combined with the capabilities of Herley-Israel, puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare, and microwave test systems.

     The transaction provided for a net payment of $14,914,000 in cash and the assumption of certain liabilities. The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

     The allocation of the aggregate purchase price, based on a detailed review of the fair value of the assets acquired and liabilities assumed, including the fair value of identified intangible assets, is as follows (in thousands):

          Current assets                               $  2,861
          Property, plant and equipment                   1,492
          Intangible assets                               3,200
          Goodwill                                        8,725
          Current liabilities                            (1,364)
                                                         ------
          Aggregate purchase price                     $ 14,914
                                                         ======

     The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation ("RSS"), of Melbourne, Florida for $3,725,000 in cash. The Company operates the RSS business as a wholly-owned subsidiary under the name Herley-RSS, Inc. Herley-RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide.

     The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The condensed consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform RSS data to the Company's accounting policies. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price is expected to be completed no later than the third quarter of fiscal 2005, and may differ from the amounts included in the accompanying condensed consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $3,651,000 has been recorded as goodwill.

     The allocation of the aggregate purchase price, including expenses of acquisition of $28,000, based on a preliminary review of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

           Current assets                                $   483
           Property, plant and equipment                      72
           Goodwill                                        3,651
           Current liabilities                              (453)
                                                           -----
           Aggregate purchase price                      $ 3,753
                                                           =====

3.   Inventories

     Inventories at October 31, 2004 and August 1, 2004 are summarized as follows (in thousands):

                                                              October 31, 2004     August 1, 2004
                                                              ----------------     --------------
           Purchased parts and raw materials                      $ 23,085            $ 23,556
           Work in process                                          24,328              22,878
           Finished products                                         2,553               2,412
                                                                    ------              ------
                                                                    49,966              48,846
           Less reserve for excess and obsolete materials            4,081               3,937
                                                                    ------              ------
                                                                  $ 45,885            $ 44,909
                                                                    ======              ======

4.   Goodwill and Other Intangible Assets

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

     The change in the carrying amount of goodwill for the three months ended October 31, 2004 is as follows (in thousands):

           Balance at August 1, 2004                        $ 35,165
           Goodwill acquired during the period                 3,651
           Foreign currency translation adjustment                43
                                                              ------
           Balance at October 31, 2004                      $ 38,859
                                                              ======

     The increase in goodwill was  attributable  to the  acquisition of RSS (See
     Note 2).

     Intangibles consist of the following (in thousands):

                                         October 31,   August 1,      Estimated
                                            2004         2004        useful life
                                            ----         ----        -----------

       Technology                        $ 3,421       $ 3,421         15 years
       Drawings                              800           800         15 years
       Backlog                               325           325          2 years
       Non-compete                            31            31          5 years
       Foreign currency translation
          adjustment                         165           162
       Patents                               568           568         14 years
                                           -----         -----
                                           5,310         5,307
         Accumulated amortization            847           752
                                           -----         -----
                                         $ 4,463       $ 4,555
                                           =====         =====

     Amortization expense for the thirteen weeks ended October 31, 2004 and November 2, 2003 was approximately $95,000 and $69,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                             2005     $ 342
                             2006       329
                             2007       328
                             2008       322
                             2009       322

     The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. The reserve for warranty is as follows (in thousands):

                                                           Thirteen weeks ended
                                                           --------------------
                                                  October 31, 2004  November 2, 2003
                                                  ----------------  ----------------
        Balance at beginning of period                  $ 580            $ 359
        Provision for warranty obligations                156              120
        Warranty costs charged to the reserve            (155)            (113)
                                                         ----             ----
        Balance at end of period                        $ 581            $ 366
                                                          ===              ===

     The Company records a provision for estimated warranty costs based on historical experience.

6.   Litigation

     The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. See the discussion in Part II,
     Item 1 - "Legal Proceedings".

7.   Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

                                                         Thirteen weeks ended
                                                         --------------------
                                                October 31, 2004        November 2, 2003
                                                ----------------        ----------------
        Net income                                 $  3,553                $  3,941
        Unrealized loss on interest rate swap           (34)                    (35)
        Foreign currency translation gain               115                     244
                                                        ---                     ---
        Comprehensive income                       $  3,634                $  4,150
                                                      =====                   =====

     The components of accumulated other comprehensive income (loss) is as follows (in thousands):

                                                                   October 31, 2004    August 1, 2004
                                                                   ----------------    --------------
        Unrealized (loss) from available-for-sale securities           $      1           $     1
        Unrealized (loss) on interest rate swap                            (107)              (73)
        Foreign currency translation gain (loss)                          1,443             1,328
                                                                          -----             -----
             Accumulated other comprehensive income (loss)             $  1,337           $ 1,256
                                                                          =====             =====

8. Stock-Based Compensation

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The new statement is effective, with respect to the transition provisions, for fiscal years ending after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock- based employee compensation; and requires the pro-forma disclosures of SFAS No. 123 for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro-forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

     The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS
     148. Pro-forma information regarding net income and earnings per share as required by Statements 123 and 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

     The fair value for options granted is estimated at the date of grant using the Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to determine the fair value of each option granted:

                                          October 31, 2004    November 2, 2003
                                          ----------------    ----------------

            Expected life (years)                .72                1.51
            Volatility                           .91                 .68
            Risk-free interest rate            2.28%               2.80%
            Dividend yield                      zero                zero

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for stock options issued under the plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                                            Thirteen weeks ended
                                                            --------------------
                                                   October 31, 2004     November 2, 2003
                                                   ----------------     ----------------
         Net income - as reported                       $ 3,553              $ 3,941
         Deduct: total stock-based employee
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects               (180)                (206)
                                                           ----                 ----

         Net income  -  pro forma                       $ 3,373              $ 3,735
                                                          =====                =====

         Earnings per share  -  as reported
              Basic                                      $ .25                 $ .28
              Diluted                                      .24                   .27
         Earnings per share  - pro forma
              Basic                                      $ .24                 $ .27
              Diluted                                      .23                   .25

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net income for future years.

9.   Earnings Per Share

     The   following   tables  show  the   calculation   of  basic  and  diluted
     weighted-average shares outstanding (in thousands):

                                                            Thirteen weeks ended
                                                            --------------------
                                                   October 31, 2004     November 2, 2003
                                                   ----------------     ----------------
        Basic weighted-average shares                    14,252               14,013
           Effect of dilutive securities:
              Employee stock options and warrants           684                  769
                                                         ------               ------
        Diluted weighted-average shares                  14,936               14,782
                                                         ======               ======

     Options to purchase 736,560 weighted shares of common stock, with exercise prices ranging from $18.65 to $20.45, were outstanding during the first quarter of fiscal 2005, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire through January 13, 2010, were still outstanding as of October 31, 2004. Options to purchase 697,302 weighted shares of common stock, with exercise prices ranging from $18.85 to $19.52, were outstanding during the first quarter of fiscal 2004, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

10.  Geographic Information

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the first quarter, based on place of contract performance, were as follows (in thousands):

                                              Thirteen weeks ended
                                              --------------------
                                     October 31, 2004     November 2, 2003
                                     ----------------     ----------------

            United States                $ 28,696             $ 22,071
            Israel                          3,034                3,056
            England                         1,860                3,140
                                           ------               ------
                                         $ 33,590             $ 28,267
                                           ======               ======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                     October 31, 2004     August 1, 2004
                                     ----------------     --------------

            United States                 $ 21,833           $ 21,544
            Israel                           4,170              3,499
            England                          1,052                925
                                            ------             ------
                                          $ 27,055           $ 25,968
                                            ======             ======

11. Supplemental cash flow information is as follows (in thousands):

                                                                Thirteen weeks ended
                                                                --------------------
                                                       October 31, 2004     November 2, 2003
                                                       ----------------     ----------------
           Net cash paid during the period for:
                Interest                                      $  79               $  80
                Income taxes                                     98                 987
           Tax benefit related to stock options                 200                 225

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will", "should" , "expects", "intends", "anticipates", "believes", "estimates", "predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward- looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Business Overview

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

Results of Operations

Thirteen weeks ended October 31, 2004 and Thirteen weeks ended November 2, 2003

Net sales for the thirteen weeks ended October 31, 2004 were approximately $33,590,000, as compared to $28,267,000 in the thirteen weeks ended November 2, 2003, an increase of $5.3 million (18.8%). Net sales at two recent acquisitions, CTI and RSS, accounted for an increase of approximately $3.5 million, or 66% of the increase for the quarter. We also experienced an approximate $3.1 million increase in sales at our US operations due to:

     o The start up of shipments of certain RF power amplifier products that had been in development last year, and
     o    Shipments  of  certain  microwave  frequency   modulation   components
          principally used in electronic warfare simulation systems.

We expect that this increase in sales from the RF power amplifier product line will continue to impact favorably on quarterly comparisons in fiscal 2005, somewhat offset by the completion of the shipments under a major order for the microwave frequency modulation components referred to above.

These increases in sales in the first quarter of fiscal 2005 were offset by an approximate $1.3 million decrease in revenues recognized by EWST, our UK subsidiary. In the first quarter of fiscal 2004 at EWST, there were a number of high value contracts that were at a stage where significant direct costs were incurred. As EWST uses the percentage of completion method for revenue recognition, these high value/ high direct cost contracts last year, as well as reduced direct costs in the first quarter of fiscal 2005, accounted for the reduction in revenue recognized in the first quarter of fiscal 2005. This revenue reduction at EWST was offset by an approximate $200,000 increase attributable to the more favorable conversion of Pound Sterling revenue into US Dollars as compared to last year's first quarter.

The gross profit margin in the thirteen weeks ended October 31, 2004 was 32.3% compared to 37.7% in the first quarter of fiscal 2004, a decline of 5.4%. Excluding the impact of two recent acquisitions, the decline in gross profit margins would have been larger, or a decline of approximately 5.9%. The decrease in gross profit of approximately $1.9 million (or $2.0 million excluding the impact of the two recent acquisitions) is primarily attributable to:

     o Decreases of gross margins at EWST, principally due to changes in contract estimates at that operation versus contract estimates in the first quarter of fiscal 2004. (This item accounted for approximately half of the decline of consolidated gross margins in the first quarter of fiscal 2005. The changes in contact estimates, and increases in estimated costs, were principally due to unanticipated delays in meeting technical requirements and delivery dates on certain EWST contracts.);

     o A decline of gross margins at one of our US operations due to lower shipments and higher labor costs attributable to the start up of a major electronic warfare upgrade program for the US Navy; offset by

     o An improvement of gross margins at another US operation due to the increase in volume attributable to start up of shipments of certain RF power amplifier products, and shipments of certain microwave frequency modulation components referred to above.

We expect that gross margins at EWST over the balance of fiscal 2005 will recover to a level at least equal to the gross margin EWST recognized in fiscal 2004, which was in excess of 24%.

Selling and administrative expenses for the thirteen weeks ended October 31, 2004 were 17.4% of net sales as compared to 16.9% in the first quarter of fiscal 2004. Almost all of the net increase in expenses of $1,075,000 was attributable to the addition of selling and administrative expenses in connection with the acquisitions of CTI and RSS. The Company incurred approximately $47,000 in consulting fees in connection with the Sarbanes-Oxley internal controls evaluation project in the first quarter of fiscal 2005, and had no such expenses in the prior year's first quarter. We expect these Sarbanes Oxley costs to increase during the course of fiscal 2005.

Operating income for the quarter was $5,004,000 or 14.9% of net sales, as compared to $5,862,000 or 20.7% of net sales in 2004. The decrease in operating income is primarily attributable to the decline in gross margin percentage (for the reasons outlined above) and the 0.6% increase in selling and administrative costs as a percentage of sales, offset by the beneficial impact of the $5.3 million increase in revenue for the quarter. Our foreign operations contributed $562,000 in operating income for the quarter as compared to $1,546,000 in fiscal 2004. The decline in operating income occurred at the Company's U.K. subsidiary as discussed above.

Investment income increased by $48,000 in the first quarter of fiscal 2005 because of a 40% increase in the rate of interest earned on the investment of excess cash reserves during the quarter as compared to interest rates in the prior year, offset by a decline on average of approximately $15 million in funds invested. The reduction in the average balance of funds invested in the first quarter of fiscal 2005 versus the prior year was caused by the investments and capital expenditures financed out of our investment funds, including the acquisitions of CTI and RSS.

The Company recognized no net foreign exchange gain or loss in the first quarter of fiscal 2005, versus a $173,000 loss in last year's first quarter. In fiscal 2005, foreign exchange losses in the US that are attributable principally to Pound Sterling denominated liabilities were substantially offset by foreign exchange gains recognized in our UK and Israeli subsidiaries. The foreign exchange gains at our UK subsidiary were recognized in connection with temporary advances we have made to our UK subsidiary. In last year's first quarter, we deferred any recognition of these foreign exchange gains, due to uncertainty regarding when EWST would be able to repay these temporary advances. As a result, in fiscal 2004's first quarter, the foreign exchange losses recognized in the income statement for our US operations were not offset by gains recognized in the income statement of our UK operations.

Liquidity and Capital Resources

As of October 31, 2004 and August 1, 2004,  working capital was $129,395,000 and
$130,273,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 6.4 to 1 and 6.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $949,000 at October 31, 2004, and $1,180,000 at August 1, 2004.

Net cash provided by operations during the thirteen weeks ended October 31, 2004 was approximately $7,658,000 as compared to $2,085,000 during the comparable period in the prior year. Significant items contributing to the increase in cash provided by operations include the following:

     1. reduction of approximately $5.6 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts",
     2. an increase of approximately $1.8 million in cash generated from collection of accounts receivable during the quarter,
     3. a reduction of approximately $1.0 million in the amount of cash invested in inventories during the course of the quarter, offset by
     4. a decrease of approximately $1.9 million in cash generated from "Billings in excess of costs incurred and income recognized on uncompleted contracts" during the course of the quarter,
     5. a reduction in income from operations of $260,000 from $5,037,000 in the prior year first quarter to $4,777,000 (adjusted for depreciation, amortization, and foreign exchange losses), and
     6.   other net uses of cash.

Of the changes noted in (1) and (2) above, the largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This program was accounted for on a percentage of completion basis, and in last year's first quarter, we were accumulating significant costs into this contract. The job was largely shipped during fiscal 2004, which also contributed to the increase in accounts receivable collections in the first quarter of fiscal 2005.

Net cash used in investing activities includes a net payment of $3,753,000 in connection with the acquisition of RSS (See Note 2), and capital expenditures of $2,044,000, including approximately $928,000 related to the relocation of our Israel and UK operations into expanded facilities. The UK move is now substantially completed, and approximately $1 million will be incurred principally during the second quarter for improvements to the new Israel facility.

Net cash used in financing activities of $168,000 consists primarily of the exercise of stock options for $559,000 and the payment of the deferred purchase price of EWST.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2006 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 1.75% and 2.00%, respectively, at October 31, 2004. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at October 31, 2004 and August 1, 2004. Stand-by letters of credit were outstanding in the amount of approximately $10,724,000 under the credit facility at October 31, 2004, and $11,389,000 at August 1, 2004.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2005 will be generated from our existing backlog of sales orders. The backlog of orders at October 31, 2004 was approximately $99 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of October 31, 2004, the Company has approximately $39,276,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $10,724,000, and cash reserves of approximately $67,884,000.

Disclosure About Contractual Obligations and Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, including interest, such as debt and lease agreements, and other contingent commitments, such as standby letters of credit. The following table summarizes the Company's contractual obligations and other contingent commitments at August 1, 2004 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----        -----

Mortgage Note                           $   2,662    $     116    $     255     $    235     $  2,056
Industrial Revenue Bonds                    4,023          219          440          442        2,922
EWST Note                                   1,212          606          606         -            -
Operating Lease Obligations                 7,752        1,649        2,785        2,462          856
Purchase Obligations                       16,448       16,448         -            -            -
                                           ------       ------       ------        -----        -----
                                           32,097       19,038        4,086        3,139        5,834
Standby Letters of Credit                  11,389        4,881        6,310          198         -
                                           ------       ------       ------        -----        -----
Total Contractual Obligations           $  43,486    $  23,919    $  10,396     $  3,337     $  5,834
                                           ======       ======       ======        =====        =====

Other than the ordinary course fulfillment of open purchase orders and placement of new purchase orders, there have been no other significant changes to the Company's contractual obligations table since August 1, 2004.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since August 1, 2004.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of October 31, 2004.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By Summary Order on January 26, 2004, the Second Circuit affirmed the trial court judgment in its entirety. On February 4, 2004, RLI submitted a letter request to the trial court for relief from the judgment on RLI's claim for the earn-out stock under Federal Rule of Civil Procedure 60. RLI contended that it had "newly discovered evidence," first learned in August 2003, to justify its requested relief. Herley submitted its response in opposition by letter dated February 10, 2004. On February 26, 2004, the parties appeared before the Court concerning the various applications and were directed to submit legal briefs on various legal issues. By Order dated May 28, 2004 the trial court denied RLI's Motion for a New Trial. The Court also denied Herley's request that it exercise its general equitable power to hold Ben Robinson personally liable for any fees Herley might recover against RLI.

On June 28, 2004, Herley filed suit against Ben Robinson and Frank Holt in the Superior Court of Hillsborough County, New Hampshire, asserting claims for fraudulent conveyance and piercing the corporate veil to hold Robinson personally liable for the fees incurred by Herley in defending RLI's claims discussed above. In response, Robinson took steps to collect damages awarded to him under the jury verdict. On July 21, 2004, Herley brought an Emergency Motion for Injunctive Relief and moved for an immediate order from the New Hampshire court allowing Herley to escrow the judgment owed to Robinson to be offset against any award of fees to Herley. The court entered an order denying the requested relief. On July 27, 2004, Herley paid $1,594,621 (including interest) to Ben Robinson, an amount calculated by deducting Herley's award against Robinson from the amounts awarded to Robinson on his claims under the Employment Agreement and the Lease Agreement. On July 28, 2004, the parties filed a Notice of Partial Satisfaction of Judgment. Herley's judgment against RLI remains unsatisfied. Cross petitions for attorney's fees are still pending in the New York Action.

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


                             HERLEY INDUSTRIES, INC.
                             ----------------------
                                   Registrant



                             BY:              /S/  Myron Levy
                                  --------------------------------------
                                     Myron Levy, Chief Executive Officer



                             BY:             /S/  Thomas V. Gilboy
                                  ---------------------------------------------
                                  Thomas V. Gilboy, Principal Financial Officer

DATE: December 9, 2004