Form 10-Q
period 2005-01-30
HERLEY INDUSTRIES INC /NEW
filed 2005-03-11
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   January 30, 2005
                                           ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________ to __________

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

                                  [X] Yes       [ ] No

As of March 8, 2005 - 14,373,757 shares of Common Stock.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL   INFORMATION

Item 1 -    Financial Statements:

     Consolidated Balance Sheets  -
           January 30, 2005 and August 1, 2004                                2

     Consolidated Statements of Income  -
           For the Thirteen and Twenty-six weeks ended January 30, 2005
            and Thirteen and Twenty-six weeks ended February 1, 2004          3

     Consolidated Statement of Shareholders' Equity-
           For the Twenty-six weeks ended January 30, 2005                    4

     Consolidated Statements of Cash Flows -
           For the Twenty-six weeks ended January 30, 2005
            and February 1, 2004                                              5

     Notes to Consolidated Financial Statements                               6

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     12

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk        17

Item 4 -   Controls and Procedures                                           17

PART II  -  OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                 17

Item 4 -   Submission Of Matters To A Vote Of Security Holders               19

Item 6 -   Exhibits                                                          19

Signatures                                                                   20

PART II - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                        HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JANUARY 30,          AUGUST 1,
                                                                             2005               2004
                                                                         -----------         ----------
                                                                         (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                       $    67,948        $    66,181
       TRADE ACCOUNTS RECEIVABLE                                            18,325             24,664
       COSTS INCURRED AND INCOME RECOGNIZED IN EXCESS
          OF BILLINGS ON UNCOMPLETED CONTRACTS                              16,803             14,210
       OTHER RECEIVABLES                                                       699                576
       INVENTORIES, NET OF ALLOWANCE OF $4,198
          IN FISCAL 2005 AND $3,937 IN 2004                                 44,635             44,909
       DEFERRED TAXES AND OTHER                                              4,130              3,579
                                                                        ----------         ----------
                                        TOTAL CURRENT ASSETS               152,540            154,119

PROPERTY, PLANT AND EQUIPMENT, NET                                          27,152             25,968
GOODWILL                                                                    38,824             35,165
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $929
       IN FISCAL 2005 AND $752 IN 2004                                       4,407              4,555
AVAILABLE-FOR-SALE SECURITIES                                                   -                 147
OTHER INVESTMENTS                                                               47                117
OTHER ASSETS                                                                 2,804                900
                                                                        ----------         ----------
                                                                       $   225,774        $   220,971
                                                                        ==========         ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       CURRENT PORTION OF LONG-TERM DEBT                               $       830        $       804
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                13,955             16,934
       BILLINGS IN EXCESS OF COSTS INCURRED AND
           INCOME RECOGNIZED ON UNCOMPLETED CONTRACTS                          281              1,303
       INCOME TAXES PAYABLE                                                  3,799              2,091
       ACCRUAL FOR CONTRACT LOSSES                                           1,142                954
       ACCRUAL FOR WARRANTY COSTS                                              583                580
       ADVANCE PAYMENTS ON CONTRACTS                                           899              1,180
                                                                        ----------         ----------
                                        TOTAL CURRENT LIABILITIES           21,489             23,846

LONG-TERM DEBT                                                               5,103              5,845
OTHER LONG-TERM LIABILITIES                                                  1,014                932
DEFERRED INCOME TAXES                                                        4,843              4,848
                                                                        ----------         ----------
                                                                            32,449             35,471
                                                                        ----------         ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
       COMMON STOCK, $.10 PAR VALUE; AUTHORIZED
         20,000,000 SHARES; ISSUED AND OUTSTANDING
         14,360,307 IN FISCAL 2005 AND 14,220,508 IN 2004                    1,436              1,422
       ADDITIONAL PAID-IN CAPITAL                                          109,586            107,671
       RETAINED EARNINGS                                                    80,781             75,151
       ACCUMULATED OTHER COMPREHENSIVE INCOME                                1,522              1,256
                                                                        ----------         ----------
                                        TOTAL SHAREHOLDERS' EQUITY         193,325            185,500
                                                                        ----------         ----------
                                                                       $   225,774        $   220,971
                                                                        ==========         ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                     THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                     --------------------                ----------------------
                                                 JANUARY 30,        FEBRUARY 1,       JANUARY 30,       FEBRUARY 1,
                                                     2005              2004              2005              2004
                                                   --------          --------          --------          --------

NET SALES                                          $ 33,754          $ 29,408          $ 67,344          $ 57,675
                                                   --------          --------          --------          --------

COST AND EXPENSES:
     COST OF PRODUCTS SOLD                           23,874            18,888            46,356            36,494
     SELLING AND ADMINISTRATIVE EXPENSES              7,405             5,355            13,509            10,154
                                                   --------          --------          --------          --------
                                                     31,279            24,243            59,865            46,648
                                                   --------          --------          --------          --------

     OPERATING INCOME                                 2,475             5,165             7,479            11,027
                                                   --------          --------          --------          --------

OTHER INCOME (EXPENSE), NET:
     INVESTMENT INCOME                                  292               187               516               363
     INTEREST EXPENSE                                   (58)              (82)             (137)             (169)
     FOREIGN EXCHANGE GAIN (LOSS)                       185               (70)              185              (243)
                                                   --------          --------          --------          --------
                                                        419                35               564               (49)
                                                   --------          --------          --------          --------

     INCOME BEFORE INCOME TAXES                       2,894             5,200             8,043            10,978
PROVISION FOR INCOME TAXES                              817             1,654             2,413             3,491
                                                   --------          --------          --------          --------

     NET INCOME                                    $  2,077          $  3,546          $  5,630          $  7,487
                                                   ========          ========          ========          ========

EARNINGS PER COMMON SHARE - BASIC                  $    .14          $    .25          $    .39          $    .53
                                                   ========          ========          ========          ========

     BASIC WEIGHTED AVERAGE SHARES                   14,335            14,073            14,294            14,043
                                                   ========          ========          ========          ========

EARNINGS PER COMMON SHARE - DILUTED                $    .14          $    .24          $    .38          $    .50
                                                   ========          ========          ========          ========

     DILUTED WEIGHTED AVERAGE SHARES                 15,044            14,880            14,990            14,826
                                                   ========          ========          ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                         TWENTY-SIX WEEKS ENDED JANUARY 30, 2005
                                            (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                        ACCUMULATED
                                                   COMMON STOCK              ADDITIONAL                    OTHER
                                                   ------------                PAID-IN      RETAINED   COMPREHENSIVE
                                                                               CAPITAL      EARNINGS   INCOME (LOSS)       TOTAL
                                             SHARES              AMOUNT        -------      --------   -------------       -----
                                             ------              ------
BALANCE AT AUGUST 01, 2004                    14,220,508    $     1,422        107,671        75,151         1,256   $   185,500

EXERCISE OF STOCK OPTIONS                        139,799             14          1,585                                     1,599
TAX BENEFIT UPON EXERCISE OF STOCK
  OPTIONS                                                                          330                                       330
                                             -----------    -----------    -----------   -----------   -----------   -----------
     SUBTOTAL                                 14,360,307          1,436        109,586        75,151         1,256       187,429
                                             -----------    -----------    -----------   -----------   -----------   -----------

NET INCOME                                                                                     5,630                       5,630
OTHER COMPREHENSIVE INCOME:
   UNREALIZED (LOSS) ON INTEREST RATE SWAP                                                                     (13)          (13)
   FOREIGN CURRENCY TRANSLATION GAIN                                                                           279           279
                                                                                                                     -----------
COMPREHENSIVE INCOME                                                                                                       5,896
                                             -----------    -----------    -----------   -----------   -----------   -----------

BALANCE AT JANUARY 30, 2005                   14,360,307    $     1,436        109,586        80,781         1,522   $   193,325
                                             ===========    ===========    ===========   ===========   ===========   ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                             HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          (IN THOUSANDS)
                                                                                              TWENTY-SIX WEEKS ENDED
                                                                                              ----------------------
                                                                                         JANUARY 30,        FEBRUARY 1,
                                                                                            2005               2004
                                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         NET INCOME                                                                         $  5,630           $  7,487
                                                                                            --------           --------
         ADJUSTMENTS TO RECONCILE NET INCOME TO
            NET CASH PROVIDED BY OPERATIONS:
                 DEPRECIATION AND AMORTIZATION                                                 2,389              1,976
                 FOREIGN EXCHANGE LOSS                                                            22                214
                 GAIN ON SALE OF SECURITIES                                                      (20)                 -
                 EQUITY IN INCOME OF LIMITED PARTNERSHIP                                          (6)                (6)
                 CHANGES IN OPERATING ASSETS AND LIABILITIES:
                            DECREASE (INCREASE) IN TRADE ACCOUNTS RECEIVABLE                   6,610             (1,184)
                            (INCREASE) IN COSTS INCURRED AND INCOME
                               RECOGNIZED IN EXCESS OF BILLINGS
                               ON UNCOMPLETED CONTRACTS                                       (2,593)            (8,519)
                            (INCREASE) IN OTHER RECEIVABLES                                     (123)              (339)
                            DECREASE (INCREASE) IN INVENTORIES                                   484             (2,463)
                            (INCREASE) IN DEFERRED TAXES AND OTHER                              (549)              (177)
                            (DECREASE) INCREASE IN ACCOUNTS PAYABLE
                              AND ACCRUED EXPENSES                                            (3,121)               574
                            (DECREASE) INCREASE IN BILLINGS IN EXCESS OF
                              COSTS INCURRED AND INCOME RECOGNIZED
                               ON UNCOMPLETED CONTRACTS                                       (1,022)               423
                            INCREASE IN INCOME TAXES PAYABLE                                   2,038                396
                            INCREASE IN ACCRUAL FOR CONTRACT LOSSES                               22                204
                            (DECREASE) INCREASE IN ADVANCE PAYMENTS ON CONTRACTS                (281)               549
                            OTHER, NET                                                           220                790
                                                                                            --------           --------
                                               TOTAL ADJUSTMENTS                               4,070             (7,562)
                                                                                            --------           --------

                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           9,700                (75)
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         ACQUISITION OF BUSINESS, NET OF CASH ACQUIRED                                        (3,753)                 -
         DEPOSIT FOR TECHNOLOGY LICENSE                                                       (1,000)                 -
         DEPOSIT ON PURCHASE PRICE OF ACQUIRED BUSINESS                                       (1,014)                 -
         PROCEEDS FROM SALE OF SECURITIES                                                        165                  -
         PARTIAL DISTRIBUTION FROM LIMITED PARTNERSHIP                                            78                 39
         CAPITAL EXPENDITURES                                                                 (3,274)            (3,124)
                                                                                            --------           --------
                 NET CASH USED IN INVESTING ACTIVITIES                                        (8,798)            (3,085)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                               1,599              1,277
         PAYMENTS OF LONG-TERM DEBT                                                             (734)              (642)
                                                                                            --------           --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                       865                635
                                                                                            --------           --------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,767             (2,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              66,181             81,523
                                                                                            --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 67,948           $ 78,998
                                                                                            ========           ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

1.  Interim Reporting
    -----------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2004 Annual Report on Form 10-K for the fiscal year ended August 1, 2004, as filed with the Securities and Exchange Commission.

The unaudited consolidated financial statements include the accounts of Herley Industries, Inc. and its wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

Certain prior period balances have been reclassified to conform to the current period's presentation.

2.   Acquisitions
     ------------
The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc., a Delaware corporation doing business in Whippany, New Jersey. The facility operates as a wholly-owned subsidiary of the Company as Herley-CTI, Inc. ("CTI"). CTI designs, develops and produces state-of-the-art signal generation components and integrated assemblies for digital radio, SONET, SatCom, test and instrumentation, datacom, and wired and wireless applications to 45 GHz and 45 Gb/s. CTI also recently developed a fast frequency changing direct synthesizer which, when combined with the capabilities of Herley-Israel, puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare, and microwave test systems.

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

The allocation of the aggregate purchase price, based on a detailed review of the fair value of the assets acquired and liabilities assumed, including the fair value of identified intangible assets, is as follows (in thousands):

              Current assets                          $  2,861
              Property, plant and equipment              1,492
              Intangible assets                          3,200
              Goodwill                                   8,753
              Current liabilities                       (1,392)
                                                        ------
              Aggregate purchase price                $ 14,914
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

The transaction has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocations of the purchase price, and preliminary estimates of adjustments necessary to conform RSS data to the Company's accounting policies. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price is expected to be completed no later than the third quarter of fiscal 2005, and may differ from the amounts included in the accompanying consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $3,456,000 has been recorded as goodwill.

The  allocation  of  the  aggregate   purchase  price,   including  expenses  of
acquisition of $28,000, based on a preliminary review of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

              Current assets                           $    483
              Property, plant and equipment                  72
              Goodwill                                    3,456
              Current liabilities                          (258)
                                                          -----
              Aggregate purchase price                  $ 3,753
                                                          =====

3.   Inventories
     -----------
Inventories at January 30, 2005 and August 1, 2004 are summarized as follows (in thousands):

                                                    January 30, 2005     August 1, 2004
                                                    ----------------     --------------

       Purchased parts and raw materials                $23,206            $23,031
       Work in process                                   23,200             22,878
       Finished products                                  2,427              2,412
                                                        -------            -------
                                                         48,833             48,321
       Less reserve for excess and obsolete materials     4,198              3,412
                                                        -------            -------
                                                        $44,635            $44,909
                                                        =======            =======

4.Goodwill and Other Intangible Assets
  ------------------------------------
The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

The change in the carrying amount of goodwill for the six months ended January 30, 2005 is as follows (in thousands):

            Balance at August 1, 2004                        $ 35,165
            Goodwill acquired during the period                 3,484
            Foreign currency translation adjustment               175
                                                               ------
            Balance at January 30, 2005                      $ 38,824
                                                               ======

The increase in goodwill was attributable to the acquisition of RSS ($3,456), and an increase of $28 related to the acquisition of CTI, (See Note 2).

Intangibles consist of the following (in thousands):

                                                         January 30,   August 1,      Estimated
                                                            2005         2004        useful life
                                                            ----         ----        -----------

         Technology                                        $ 3,421       $ 3,421       15 years
         Drawings                                              800           800       15 years
         Backlog                                               325           325        2 years
         Non-compete                                            31            31        5 years
         Foreign currency translation adjustment               191           162
         Patents                                               568           568       14 years
                                                             -----         -----
                                                             5,336         5,307
         Accumulated amortization                              929           752
                                                             -----         -----
                                                           $ 4,407       $ 4,555
                                                             =====         =====

Amortization expense for the thirteen weeks ended January 30, 2005 and February 1, 2004 was approximately $82,000 and $69,000, respectively, and for the twenty-six weeks ended January 30, 2005 and February 1, 2004 was approximately $177,000 and $138,000, respectively.

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

The Company made a deposit payment of $1,000,000 in connection with a proposed license agreement for certain technology to be used in missile and millimeter wave products. The deposit payment is secured by a note receivable which will be cancelled upon execution of the license agreement. In the event an agreement is not reached, the note will become due with interest at 10% per annum on June 22, 2005. The agreement, if and when definitized, would provide for additional payments of up to $3,000,000 upon completion of certain development milestones. A royalty agreement is also being negotiated. The down payment is included in the Consolidated Balance Sheet under the caption "Other Assets."

5.   Product Warranties
     ------------------
The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the six months ended January 30, 2005 (in thousands):

                                                             Thirteen weeks ended
                                                             --------------------
                                                     January 30, 2005   February 1, 2004
                                                     ----------------   ----------------
     Balance at beginning of period                       $ 580               $ 359
     Provision for warranty obligations                     315                 393
     Warranty costs charged to the reserve                 (312)               (301)
                                                            ---                 ---
     Balance at end of period                             $ 583               $ 451
                                                            ===                 ===

6.   Litigation
     ----------
The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. See the discussion in Part II, Item 1 - "Legal Proceedings".

7.   Comprehensive Income
     --------------------
The components of comprehensive income are as follows (in thousands):

                                                            Thirteen weeks ended            Twenty-six  weeks ended
                                                            --------------------            -----------------------
                                                         January 30,    February 1,     January 30,      February 1,
                                                            2005           2004            2005             2004
                                                            ----           ----            ----             ----
        Net income                                        $ 2,077        $  3,546       $  5,630          $  7,487
        Unrealized gain (loss) on interest rate swap           21             (19)           (13)              (54)
        Foreign currency translation gain (loss)              164           1,382            279             1,626
                                                           -------          ------        -------            ------
        Comprehensive income                              $ 2,262        $  4,909       $  5,896          $  9,059
                                                            =====           =====          ======            ======

The components of accumulated other comprehensive income (loss) is as follows (in thousands):

                                                                   January 30, 2005       August 1, 2004
                                                                   ----------------       --------------
        Unrealized (loss) from available-for-sale securities           $      1              $      1
        Unrealized (loss) on interest rate swap                             (86)                  (73)
        Foreign currency translation gain (loss)                          1,607                 1,328
                                                                          -----                 -----
             Accumulated other comprehensive income (loss)             $  1,522              $  1,256
                                                                          =====                 =====

8.   Stock-Based Compensation
     ------------------------
The Company has various fixed stock option plans which reserve shares of common stock for issuance to executives, key employees and directors.

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

The fair value for options granted is estimated at the date of grant using the Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. For purposes of computing pro-forma (unaudited) consolidated net earnings, the following assumptions were used to determine the fair value of each option granted during the periods presented:

                                                 Thirteen weeks ended            Twenty-six  weeks ended
                                                 --------------------            -----------------------
                                              January 30,    February 1,     January 30,      February 1,
                                                 2005           2004            2005             2004
                                                 ----           ----            ----             ----

       Expected life (years)                      .75            1.51            .75             1.51
       Volatility                                 .90             .68            .90              .68
       Risk-free interest rate                  2.89%           2.80%          2.89%            2.80%
       Dividend yield                            zero            zero           zero             zero

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for stock options issued under the plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                            Thirteen weeks ended          Twenty-six weeks ended
                                                            --------------------          ----------------------
                                                         January 30,    February 1,     January 30,      February 1,
                                                            2005           2004            2005             2004
                                                            ----           ----            ----             ----
        Net income - as reported                          $ 2,077        $  3,546       $  5,630          $  7,487
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                  (635)            (87)          (797)             (293)
                                                            -----           -----          -----             -----
        Net income  -  pro forma                          $ 1,442        $  3,459       $  4,833          $  7,194
                                                            =====           =====          =====             =====
        Earnings per share  -  as reported
             Basic                                        $    .14       $     .25      $     .39         $     .53
             Diluted                                           .14             .24            .38               .50
        Earnings per share  - pro forma
             Basic                                        $    .10       $     .25      $     .34         $     .51
             Diluted                                           .10             .23            .32               .49

As discussed in Note 12, "New Accounting Pronouncements", the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R") which will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. Until the Company adopts SFAS 123(R) in fiscal 2006, the Company will continue to account for stock compensation in accordance with APB 25, SFAS 123 and SFAS 148.

9.   Earnings Per Share
     ------------------
The following tables show the calculation of basic and diluted weighted-average shares outstanding (in thousands):

                                                                         Thirteen weeks ended
                                                                         --------------------
                                                              January 30, 2005           February 1, 2004
                                                              ----------------           ----------------
        Basic weighted-average shares                              14,335                    14,073
           Effect of dilutive securities:
              Employee stock options and warrants                     709                       807
                                                                   ------                    ------
        Diluted weighted-average shares                            15,044                    14,880
                                                                   ======                    ======

Options to purchase 122,319 weighted shares of common stock, with exercise prices ranging from $19.66 to $20.45, were outstanding during the second quarter of fiscal 2005, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire at various dates through December 2009, were still outstanding at January 30, 2005. There were no anti-dilutive options outstanding during the quarter ended February 1, 2004.

                                                                         Twenty-six  weeks ended
                                                                         -----------------------
                                                              January 30, 2005           February 1, 2004
                                                              ----------------           ----------------
        Basic weighted-average shares                              14,294                    14,043
           Effect of dilutive securities:
              Employee stock options and warrants                     696                       783
                                                                   ------                    ------
        Diluted weighted-average shares                            14,990                    14,826
                                                                   ======                    ======

Options to purchase 704,385 weighted shares of common stock, with exercise prices ranging from $19.22 to $20.45, were outstanding during the first six months of fiscal 2005, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire at various dates through February 2010, were still outstanding as of January 30, 2005. Options to purchase 637,758 weighted shares of common stock, with an exercise price of $19.52, were outstanding during the first six months of fiscal 2004, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock.

10.  Geographic Information
     ----------------------
The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the first quarter, based on place of contract performance, were as follows (in thousands):

                                           Thirteen weeks ended            Twenty-six  weeks ended
                                           --------------------            -----------------------
                                        January 30,    February 1,     January 30,      February 1,
                                           2005           2004            2005             2004
                                           ----           ----            ----             ----

     United States                       $ 28,278        $ 23,495         $ 56,974        $ 45,566
     Israel                                 3,150           2,972            6,184           6,028
     England                                2,326           2,941            4,186           6,081
                                           ------          ------           ------          ------
                                         $ 33,754        $ 29,408         $ 67,344        $ 57,675
                                           ======          ======           ======          ======


Net property, plant and equipment by geographic area was as follows (in thousands):

                                       January 30, 2005     August 1, 2004
                                       ----------------     --------------
          United States                     $ 21,341           $ 21,544
          Israel                               4,783              3,499
          England                              1,028                925
                                              ------             ------
                                            $ 27,152           $ 25,968
                                              ======             ======

11.  Supplemental cash flow information is as follows (in thousands):
     ----------------------------------------------------------------

                                                               Twenty-six weeks ended
                                                               ----------------------
                                                       January 30, 2005      February 1, 2004
                                                       ----------------      ----------------
           Net cash paid during the period for:

                Interest                                 $      156           $       160
                Income taxes                                    194                 3,178
           Tax benefit related to stock options                 330                   409

12.  New Accounting Pronouncements
     -----------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows."

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the first quarter of fiscal 2006. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements based on the unamortized pro forma expense related to unvested options outstanding at the date of adoption.

13. Subsequent Events
    -----------------
The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Ft. Walton Beach, Florida. The facility will operate as a wholly-owned subsidiary of the Company. MSI is a recognized market leader in engineering, design and manufacturing of command & control systems for operation and tracking of unmanned aerial, seaborne and ground targets and missiles. Revenues for fiscal year ended December 31, 2004 were approximately $14 million.

The transaction provided for a cash payment of approximately $20 million which came from the Company's cash reserves. A deposit of approximately $1.0 million was paid in January 2005 and is included in the Consolidated Balance Sheet under the caption "Other Assets." The transaction will be accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

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

Business Overview
-----------------
We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

Results of Operations
---------------------

Twenty-six weeks ended January 30, 2005 and Twenty-seven weeks ended February 1, 2004
--------------------------------------------------------------------------------

Net sales for the twenty-six weeks ended January 30, 2005 were approximately $67,344,000 compared to $57,675,000 in the first six months of fiscal 2004, an increase of $9.7 million (16.8%). Net sales at our one acquisition completed in Fiscal 2005, RSS, accounted for an increase of approximately $1 million, or 10% of the increase for the two quarters ended January 2005. We also experienced an approximate $8.7 million increase in sales at our other operations; attributable to the general increases in the U.S. defense budget, as follows:

o An increase in sales of signal generation components and digital sources used in network centric systems;

o Increased shipments of hardware used in electronic jamming systems,

offset by

o A decrease in revenues recognized by EWST, our UK electronic warfare simulation subsidiary. During the first two quarters of fiscal 2004, EWST had a number of high value contracts that were at a stage where significant direct costs were incurred. As EWST uses the percentage of completion method for revenue recognition, these high value/ high direct cost contracts last year, and the reduced direct costs in the first two quarters of fiscal 2005, accounted for the reduction in revenue recognized in the first two quarters of fiscal 2005.

The gross profit margin in the twenty-six weeks ended January 30, 2005 was 31.2% compared to 36.7% in the first two quarters of fiscal 2004, a decline of 5.5%. Excluding the impact of our one acquisition completed in Fiscal 2005 (RSS), the decline in gross profit margins would have been similar. The decrease in gross profit is primarily attributable to:

o Decreases of gross margins at EWST, principally due to changes in contract cost estimates at that operation versus contract cost estimates in the first two quarters of fiscal 2004. (The changes in contact cost estimates were principally due to unanticipated delays in meeting technical requirements and delivery dates on certain EWST contracts.)

o A decline of gross margins at one of our US operations due to lower overall shipments at that facility and engineering development costs attributable to the development and start up of a major electronic warfare upgrade program for the US Navy;

o The transition of several new programs from engineering development to the early stage of production, with higher engineering costs not yet offset by production revenues.

Gross Margins at EWST in the second Quarter for fiscal 2005 improved modestly over the first Quarter, and we expect that the gross margins at EWST will improve over the balance of fiscal 2005, as the volume of sales increase, and as the number of sales of systems that are similar in design begins to increase.

Selling and administrative expenses for the twenty-six weeks ended January 30, 2005 were 20.1% of net sales as compared to 17.6% in the first half of fiscal 2004, or an increase of approximately $3,355,000. Large increases during the period included:

o An increase of approximately $500,000 in legal costs due to continuing actions associated with the Robinson Labs litigation (See Part II, Item 1. "Legal Proceedings") and other matters;

o An increase in IR&D spending of $523,000, and

o Increases attributable to our one acquisition completed in Fiscal 2005, RSS.

Operating income for the six months was $7,479,000 or 11.1% of net sales, as compared to $11,027,000 or 19.1% of net sales in 2004. The decrease in operating income is primarily attributable to the overall decline in gross margins for the period (for the reasons outlined above) and the increase of IR&D spending and in legal costs. Our foreign operations contributed approximately $1.2 million in operating income for the six months as compared to $2.4 million in fiscal 2004. The decline in operating income occurred at the Company's U.K. subsidiary as discussed above.

Investment income increased by $153,000 in the first two quarters of fiscal 2005 because of an approximate 50% increase in the rate of interest earned on the investment of excess cash reserves during the period as compared to interest rates in the prior year, offset by a decline on average of approximately $14 million in funds invested. The reduction in the average balance of funds invested in the first two quarters of fiscal 2005 versus the prior year was caused by the investments and capital expenditures financed out of our investment funds, including recent acquisitions.

The Company recognized a net foreign exchange gain of $185,000 through the second quarter of fiscal 2005, versus a $243,000 net foreign exchange loss in last year's first two quarters. In fiscal 2005, foreign exchange losses in the US that are attributable principally to Pound Sterling denominated liabilities were offset by foreign exchange gains recognized in our UK and Israeli subsidiaries. The foreign exchange gains at our UK subsidiary were recognized in connection with temporary advances we have made to our UK subsidiary. In last year's first two quarters, we deferred any recognition of these foreign exchange gains. As a result, in fiscal 2004's first two quarters, the foreign exchange losses recognized in the income statement for our US operations were not offset by gains recognized in the income statement of our UK operations. This factor, in addition to the increase in our advances to our UK subsidiary and change in average rates, accounts for the approximately $428,000 year on year increase in net foreign exchange gains.

Thirteen weeks ended January 30, 2005 and Thirteen weeks ended February 1, 2004
-------------------------------------------------------------------------------

Net sales for the thirteen weeks ended January 30, 2005 were approximately $33,754,000, as compared to $29,408,000 in the thirteen weeks ended February 1, 2004, an increase of $4.3 million (14.8%). Net sales from our one acquisition completed in Fiscal 2005, RSS, accounted for an increase of approximately
$544,000, or 13% of the increase for the quarter ended January 2005. We also experienced an approximate $3.8 million increase in sales at our other operations. Some of the larger changes included the following:

o An increase in the sales of certain microwave components, offset by

o A decline in revenue recognized on certain contracts accounted for on a percentage of completion basis, because last year's second quarter included significant costs (and therefore revenue recognition) on those contracts as they were in a qualification and start up phase. After the second quarter of fiscal 2004, these programs went into fully qualified production, and the costs accumulated, and revenue recognized in subsequent quarters (including the second quarter of fiscal 2005) was less.

The gross profit margin in the thirteen weeks ended January 30, 2005 was 29.3% compared to 35.8% in the second quarter of fiscal 2004, a decline of 6.5%. Excluding the impact of our one acquisition completed in Fiscal 2005 (RSS), the decline in gross profit margins would have been similar. Some of the larger contributors to the decline in gross margins during the quarter included the following:

o The transition of several new programs from engineering development to the early stage of production, with higher engineering costs not yet offset by production revenues,

o A decline of gross margins at one of our US operations due to lower overall shipments at that facility and engineering development costs attributable to the development and start up of a major electronic warfare upgrade program for the US Navy, offset by

o Higher margins contributed by signal generation components and direct sources.

Selling and administrative expenses for the thirteen weeks ended January 30, 2005 were 21.9% of net sales as compared to 18.2% in the second quarter of fiscal 2004, or an increase of approximately $2,050,000. Large increases during the period included:

o An increase of approximately $500,000 in legal costs during the second quarter due to continuing actions associated with the Robinson Labs litigation (See Part II, Item 1. "Legal Proceedings") and other matters;

o An increase in IR&D spending of approximately $375,000, and

o Increases attributable to our one acquisition completed in Fiscal 2005, RSS.

Operating income for the quarter was $2,475,000 or 7.3% of net sales, as compared to $5,165,000 or 17.6% of net sales in 2004. The decrease in operating income is primarily attributable to the decline in gross margin percentage (for the reasons outlined above) and the 3.7% increase in selling and administrative costs as a percentage of sales, offset by the beneficial impact of the $4.3 million increase in revenue for the quarter. Our foreign operations contributed $683,000 in operating income for the quarter as compared to $854,000 in fiscal 2004. The decline in operating income occurred at the Company's U.K. subsidiary as discussed above.

Investment income increased by $105,000 in the second quarter of fiscal 2005 because of a 60% increase in the rate of interest earned on the investment of excess cash reserves during the quarter as compared to interest rates in the prior year, offset by a decline on average of approximately $13 million in funds invested. The reduction in the average balance of funds invested in the second quarter of fiscal 2005 versus the prior year is attributable to investing activities including capital expenditures, including recent acquisitions and investing in a technology license, all financed out of our investment funds.

The Company recognized a net foreign exchange gain of $185,000 in the second quarter of fiscal 2005, versus a $70,000 loss in last year's second quarter. In fiscal 2005, foreign exchange losses in the US that are attributable principally to Pound Sterling denominated liabilities were substantially offset by foreign exchange gains recognized in our UK and Israeli subsidiaries. The foreign exchange gains at our UK subsidiary were recognized in connection with temporary advances we have made to our UK subsidiary. In last year's second quarter, we deferred any recognition of these foreign exchange gains. As a result, in fiscal 2004's second quarter, the foreign exchange losses recognized in the income statement for our US operations were not offset by gains recognized in the income statement of our UK operations.

Liquidity and Capital Resources
-------------------------------
As of January 30, 2005 and August 1, 2004,  working capital was $131,051,000 and
$130,273,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 7.1 to 1 and 6.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The unliquidated balance of these deposits and payments was approximately $899,000 at January 30, 2005, and $1,180,000 at August 1, 2004.

Net cash provided by operations during the twenty-six weeks ended January 30, 2005 was approximately $9,700,000 as compared to net cash used in operations of $75,000 during the comparable period in the prior year. Significant items contributing to the increase in cash provided by operations include the following:

1. an increase of approximately $7.8 million in cash generated from collection of accounts receivable during the first six months,

2. a reduction of approximately $5.9 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts",

3. a reduction of approximately $2.9 million in the amount of cash invested in inventories during the six month periods,

offset by

4. a decrease of approximately $3.7 million in cash generated through accounts payable and accrued expenses,


5. a reduction in income from operations of $1,636,000 from $9,677,000 in the first six months of the prior year to $8,041,000 in the current fiscal year (adjusted for depreciation, amortization, and foreign exchange losses),

6. an increase of approximately $1.6 million in income taxes,

7. a decrease of approximately $1.4 million in cash generated from "Billings in excess of costs incurred and income recognized on uncompleted contracts" during the course of the six month periods, and

8. other net uses of cash.

Of the changes noted in (1) and (2) above, the largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This program was accounted for on a percentage of completion basis, and in last year's first quarter, we were accumulating significant costs into this contract. The job was largely shipped during fiscal 2004 and early in fiscal 2005, which also contributed to the increase in accounts receivable collections in the first half of fiscal 2005.

Net cash used in investing activities includes:

1. A net payment of $3,753,000 in connection  with the  acquisition of RSS. (See
Note 2.)

2. A deposit payment of $1 million in connection with a proposed license agreement for certain technology to be used in missile and millimeter wave products. The deposit payment is secured by a note receivable which will be cancelled upon execution of the license agreement. (See Note 4.)

3. A deposit of $1 million on the acquisition of Micro Systems, Inc. (See Note 13 which discusses the additional payment at closing of approximately $20 million in February 2005.)

4. Capital expenditures of $3,274,000, including approximately $1.7 million related to new expanded facilities occupied by our Israel and UK operations. These setup and capital expenditures associated with these new facilities are now substantially completed.

Net cash provided by financing activities of $865,000 consists primarily of the exercise of stock options for $1,599,000 and the payment of the deferred purchase price of EWST.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 2.25% and 2.59%, respectively, at January 30, 2005. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at January 30, 2005 and August 1, 2004. Stand-by letters of credit were outstanding in the amount of approximately $10,032,000 under the credit facility at January 30, 2005, and $11,389,000 at August 1, 2004.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2005 will be generated from our existing backlog of sales orders. The backlog of orders at January 30, 2005 was approximately $94 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of January 30, 2005, the Company has approximately $39,968,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $10,032,000, and cash reserves of approximately $67,948,000.

Disclosure Regarding Contractual Obligations and Commitments
------------------------------------------------------------
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, including interest, such as debt and lease agreements, and other contingent commitments, such as standby letters of credit. The following table summarizes the Company's contractual obligations and other contingent commitments at August 1, 2004 (in thousands):

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

New Accounting Pronouncements
-----------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows."

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the first quarter of fiscal 2006. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements based on the unamortized pro forma expense related to unvested options outstanding at the date of adoption.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since August 1, 2004.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of January 30, 2005.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. ss. 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortuous interference with actual and prospective contractual relationships.

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

By Order dated February 8, 2005, the Superior court of Hillsborough County, New Hampshire, granted Ben Robinson's and Frank Holt's Motion for Summary Judgment in the New Hampshire action. By Order Dated February 17, 2005, the Court ruled upon the parties' cross-petitions for attorneys' fees, granting all petitions in their entirety. Herley was awarded $2,146,882 against RLI under the Asset Purchase Agreement. RLI was awarded $54,426 against Herley for its successful defense of an indemnity by Herley. Ben Robinson was awarded $259,295 against Herley under the Lease Agreement. The Company expects to take certain actions to stay the enforcement of the award of $259,295 against it under the Lease Agreement, and is now pursuing measures to reach resolution of these competing claims. Due to these expected developments, and the competing claims for payment in favor of Herley, the Company has not recorded any liability or any assets in connection with these recent Court Orders, due to the fact that the amounts involved are not readily estimatable.

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

   None

Item 3 - Defaults Upon Senior Securities:

   None

Item 4 - Submission Of Matters To A Vote Of Security Holders:


(1) The Registrant held its Annual Meeting of Stockholders on January 20, 2005.

(2) Two directors were elected at the Annual Meeting of Stockholders as follows:

Class II - To serve until the Annual Meeting of Stockholders in 2007 or until their successors are chosen and qualified:

 Name                                        Votes For            Votes Withheld
 ----                                         --------            --------------
 Myron Levy                                   8,779,114              3,794,278
 Dr. Edward A. Bogucz                        10,975,662              1,597,730

Item 5 - Other Information:

   None

Item 6 - Exhibits

31 - Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section
     302 of the Sarbanes-Oxley Act of 2002.

32 - Certifications  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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


                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                  Registrant

                           BY:      /S/     Myron Levy
                               -----------------------------------
                               Myron Levy, Chief Executive Officer



                           BY:      /S/    Thomas V. Gilboy
                               ---------------------------------------------
                               Thomas V. Gilboy, Principal Financial Officer

DATE: March  11, 2005