Form 10-Q
period 2005-05-01
HERLEY INDUSTRIES INC /NEW
filed 2005-06-10
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:   May 1, 2005
                                          -----------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                              #23-2413500
--------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania                        17601
---------------------------------------------------                        -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, including Area Code:   (717) 735-8117
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

                                  [X] Yes       [ ] No

As of June 7, 2005 - 14,286,290 shares of Common Stock.

                  HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                                            PAGE
PART  I  -  FINANCIAL   INFORMATION

Item 1 -    Financial Statements:

     Consolidated Balance Sheets  -
           May 1, 2005 and August 1, 2004                                     2

     Consolidated Statements of Income  -
           For the Thirteen and Thirty-nine weeks ended May 1, 2005
            and May 2, 2004                                                   3

     Consolidated Statement of Shareholders' Equity-
           For the Thirty-nine weeks ended May 1, 2005                        4

     Consolidated Statements of Cash Flows -
          For the Thirty-nine weeks ended May 1, 2005
           and May 2, 2004                                                    5

     Notes to Consolidated Financial Statements                               6

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk        18

Item 4 -   Controls and Procedures                                           18

PART II  -  OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                 18

Item 6 -   Exhibits                                                          20

Signatures                                                                   21


Part I - Financial Information
Item 1 - Financial Statements

                                  HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)
                                                                                    May 1,         August 1,
                                                                                     2005            2004
                                                                                  ------------    ------------
                                                                                  (Unaudited)
                          ASSETS
Current Assets:

         Cash and cash equivalents                                              $      19,987   $      66,181
         Trade accounts receivable                                                     24,852          24,664
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts                                       18,005          14,210
         Other receivables                                                              1,107             576
         Inventories, net of allowance of $4,489
            in fiscal 2005 and $3,412 in 2004                                          50,516          44,909
         Deferred taxes and other                                                       4,155           3,579
                                                                                  ------------    ------------
                                 Total Current Assets                                 118,622         154,119
Property, Plant and Equipment, net                                                     30,329          25,968
Goodwill                                                                               80,638          35,165
Intangibles, net of accumulated amortization of $1,161
         in fiscal 2005 and $752 in 2004                                               10,585           4,555
Other Investments                                                                          62             264
Other Assets                                                                              737             900
                                                                                  ------------    ------------
                                                                                $     240,973   $     220,971
                                                                                  ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                      $         846   $         804
         Accounts payable and accrued expenses                                         24,374          16,934
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts                                   973           1,303
         Income taxes payable                                                           4,954           2,091
         Accrual for contract losses                                                      753             954
         Accrual for warranty costs                                                       786             580
         Advance payments on contracts                                                  1,837           1,180
                                                                                  ------------    ------------
                                 Total Current Liabilities                             34,523          23,846
Long-term Debt                                                                          5,047           5,845
Other Long-term Liabilities                                                             1,020             932
Deferred Income Taxes                                                                   4,850           4,848
                                                                                  ------------    ------------
                                                                                       45,440          35,471
                                                                                  ------------    ------------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           14,277,084 in fiscal 2005 and 14,220,508 in 2004                             1,428           1,422
         Additional paid-in capital                                                   108,043         107,671
         Retained earnings                                                             84,408          75,151
         Accumulated other comprehensive income                                         1,654           1,256
                                                                                  ------------    ------------
                                 Total Shareholders' Equity                           195,533         185,500
                                                                                  ------------    ------------
                                                                                $     240,973   $     220,971
                                                                                  ============    ============

         The accompanying notes are an integral part of these financial statements.




                                        HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          (In thousands except per share data)

                                                Thirteen weeks ended          Thirty-nine weeks ended
                                                --------------------          -----------------------
                                                May 1,         May 2,         May 1,        May 2,
                                                2005           2004           2005          2004
                                                ------         ------         ------        ------

Net sales                                     $  41,266      $  30,233      $ 108,610      $  87,908
                                              ---------      ---------      ---------      ---------

Cost and expenses:
      Cost of products sold                      27,845         19,465         75,034         56,135
      Selling and administrative expenses         8,865          5,418         21,541         15,396
                                              ---------      ---------      ---------      ---------
                                                 36,710         24,883         96,575         71,531
                                              ---------      ---------      ---------      ---------

      Operating Income                            4,556          5,350         12,035         16,377
                                              ---------      ---------      ---------      ---------

Other income (expense), net:
      Investment income                             253            153            769            516
      Interest expense                              (74)           (79)          (211)          (248)
      Foreign exchange gain (loss)                   79             18            264           (225)
                                              ---------      ---------      ---------      ---------
                                                    258             92            822             43
                                              ---------      ---------      ---------      ---------

      Income before income taxes                  4,814          5,442         12,857         16,420
Provision for income taxes                        1,187          1,566          3,600          5,057
                                              ---------      ---------      ---------      ---------

      Net income                              $   3,627      $   3,876      $   9,257      $  11,363
                                              =========      =========       =========    ==========

Earnings per common share - Basic             $     .25      $     .27      $     .65      $     .81
                                              =========      =========      =========      =========

      Basic weighted average shares              14,313         14,129         14,300         14,072
                                              =========      =========      =========      =========

Earnings per common share - Diluted           $     .24      $     .26      $     .62      $     .76
                                              =========      =========      =========      =========

      Diluted weighted average shares            14,936         14,932         14,972         14,861
                                              =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.




                                                HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                  Thirty-nine weeks ended May 1, 2005
                                                    (In thousands except share data)
                                                                                                     Accumulated
                                          Common Stock          Additional                              Other
                                          ------------           Paid-in     Retained    Treasury   Comprehensive
                                                                 Capital     Earnings      Stock        Income          Total
                                        Shares      Amount       -------     --------      -----        ------          -----
                                        ------      ------
Balance at August 01, 2004            14,220,508   $  1,422      107,671      75,151        -            1,256      $  185,500

Exercise of stock options                165,799         16        1,849                    (62)                         1,803
Tax benefit upon exercise of stock
  options                                                            345                                                   345
Purchase of 105,641 shares of treasury
  stock                                                                                  (1,770)                        (1,770)
Retirement of treasury shares           (109,223)       (10)      (1,822)                 1,832                            -
                                      ----------      -----      -------      ------      -----          -----         -------

     Subtotal                         14,277,084      1,428      108,043      75,151        -            1,256         185,878
                                      ----------      -----      -------      ------      -----          -----         -------

Net income                                                                     9,257                                     9,257
Other comprehensive income:
   Unrealized gain on interest rate
     swap                                                                                                    4               4
   Foreign currency translation gain                                                                       394             394
                                                                                                                       -------
Comprehensive income                                                                                                     9,655
                                      ----------      -----      -------      ------      -----          -----         -------
Balance at May 1, 2005                14,277,084   $  1,428      108,043      84,408        -            1,654      $  195,533
                                      ==========      =====      =======      ======      =====          =====         =======

The accompanying notes are an integral part of these financial statements.




                              HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (In thousands)
                                                                         Thirty-nine weeks ended
                                                                         -----------------------
                                                                          May 1,        May 2,
                                                                           2005          2004
                                                                           ----          ----
Cash flows from operating activities:
      Net income                                                         $  9,257      $ 11,363
                                                                           ------        ------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                    3,825         3,048
           Foreign exchange loss                                               31           182
           Gain on sale of securities                                         (22)            -
           Equity in income of limited partnership                            (54)            -
           Changes in operating assets and liabilities:
                Decrease (increase) in trade accounts receivable            4,996        (1,846)
                (Increase) in costs incurred and income
                   recognized in excess of billings
                   on uncompleted contracts                                (3,569)       (9,063)
                (Increase) in other receivables                              (269)          (22)
                (Increase) in inventories                                  (3,341)       (5,737)
                (Increase) in deferred taxes and other                       (400)         (122)
                Increase in accounts payable
                  and accrued expenses                                      1,677         1,904
                (Decrease) increase in billings in excess of
                  costs incurred and income recognized
                   on uncompleted contracts                                (1,206)          478
                Increase in income taxes payable                            3,187         1,224
                (Decrease) increase in accrual for contract losses           (377)           98
                (Decrease) increase in advance payments on contracts       (1,410)            9
                Other, net                                                    293           539
                                                                           ------        ------
                     Total adjustments                                      3,361        (9,308)
                                                                           ------        ------

           Net cash provided by operating activities                       12,618         2,055
                                                                           ------        ------

Cash flows from investing activities:
      Acquisition of business, net of cash acquired                       (51,391)      (14,914)
      Acquisition of technology license                                    (2,000)            -
      Proceeds from sale of securities                                        165             -
      Partial distribution from limited partnership                           109            50
      Capital expenditures                                                 (4,948)       (4,270)
                                                                           ------        ------
           Net cash used in investing activities                          (58,065)      (19,134)
                                                                           ------        ------

Cash flows from financing activities:
      Proceeds from exercise of stock options                               1,803         1,825
      Payments of long-term debt                                             (780)         (664)
      Purchase of treasury stock                                           (1,770)            -
                                                                           ------        ------
           Net cash (used in) provided by financing activities               (747)        1,161
                                                                           ------        ------

           Net decrease in cash and cash equivalents                      (46,194)      (15,918)

Cash and cash equivalents at beginning of period                           66,181        81,523
                                                                           ------        ------

Cash and cash equivalents at end of period                               $ 19,987      $ 65,605
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

2.   Acquisitions
     ------------
The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc. for $14,914,000 in cash. The business operates as a wholly-owned subsidiary of the Company, Herley-CTI, Inc. ("CTI"). CTI designs, develops and produces signal generation components and integrated assemblies for digital radio, Satellite Communications, test and instrumentation, and datacom applications. CTI also recently developed a fast frequency changing direct synthesizer which, when combined with the capabilities of Herley-Israel, puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare, and microwave test systems.

The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation of Melbourne, Florida for $3,725,000 in cash. The Company operates the business as a wholly-owned subsidiary under the name Herley-RSS, Inc. ("RSS"). RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide.

The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida for a payment of $21,473,328 in cash and the assumption of certain liabilities. MSI is a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.

All of the acquisitions completed by the Company are accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

For the three acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):


       Acquisition                             CTI                  RSS                  MSI
       Effective Date                     March 29, 2004     September 1, 2004    February 1, 2005
       --------------                     --------------     -----------------    ----------------
       Current assets                        $  2,861              $   483             $  1,534
       Property, plant and equipment            1,492                   72                2,038
       Other assets                                 -                    -                    1
       Intangible assets                        3,200                    -                4,400
       Goodwill                                 8,753                3,456               15,157
       Current liabilities                    (1,392)                (258)              (2,461)
                                               ------                -----               ------
       Aggregate purchase price              $ 14,914              $ 3,753             $ 20,669
                                               ======                =====               ======

Walton Beach Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $278,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year. The lease obligations associated with the acquisitions of RSS and of Innovative Concepts, Inc. (see below), is included in the Disclosure Regarding Contractual Obligations and Commitments included in the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The Company entered into an agreement as of April 1, 2005 to acquire all of the capital stock of Innovative Concepts, Inc. ("ICI"), McLean, Virginia for cash payments, including the assumption and payment of certain liabilities, of $24,378,330. ICI has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry. The Company's consolidated financial statements reflect preliminary estimates of the fair value of the ICI assets acquired and liabilities assumed and the related allocations of the purchase price. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price is expected to be completed no later than the third quarter of fiscal 2006, and may differ from the amounts included in the accompanying consolidated financial statements. The excess cost over the preliminary estimated fair value of net assets acquired of approximately $26,585,000 has been recorded as goodwill.

3.   Inventories
     -----------
Inventories at May 1, 2005 and August 1, 2004 are summarized as follows (in thousands):

                                                          May 1, 2005     August 1, 2004
                                                          -----------     --------------

    Purchased parts and raw materials                         $ 27,436         $ 23,031
    Work in process                                             25,278           22,878
    Finished products                                            2,291            2,412
                                                                ------           ------
                                                                55,005           48,321
    Less reserve for excess and obsolete materials               4,489            3,412
                                                                ------           ------
                                                              $ 50,516         $ 44,909
                                                                ======           ======

4.Goodwill and Other Intangible Assets
  ------------------------------------
The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

The change in the carrying amount of goodwill for the nine months ended May 1, 2005 is as follows (in thousands):

        Balance at August 1, 2004                        $ 35,165
        Goodwill acquired during the period                45,198
        Foreign currency translation adjustment               247
        Other adjustments                                      28
                                                           ------
        Balance at May 1, 2005                           $ 80,638
                                                           ======

The increase in goodwill was principally attributable to the acquisitions of RSS ($3,456,000), MSI ($15,157,000) and ICI ($26,585,000.) (See Note 2.)

Intangible Assets consist of the following (in thousands):

                                                                  May 1,     August 1,    Estimated
                                                                   2005         2004      useful life
                                                                  -----      -------
     Trademarks                                                 $  1,200           -       Indefinite

     Technology (acquired with EWST and MSI)                       3,821     $ 3,421      10-15 years
     Drawings                                                        800         800      15 years
     Patents                                                         568         568      14 years
     Backlog                                                       3,125         325      2-5 years
     Non-compete                                                      31          31      5 years
     Foreign currency translation adjustment                         201         162
                                                                   -----       -----
                                                                   9,746       5,307
     Accumulated amortization                                      1,161         752
                                                                   -----       -----
                                                                   8,585       4,555
     Technology  license (for  millimeter  wave  applications;     2,000           -      (see below)
     purchased from Xytrans)                                      ------       -----
                                                                $ 10,585     $ 4,555
                                                                  ======       =====


The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

The Company entered into a license and development agreement ("agreement") on April 7, 2005 to license millimeter wave technology for military applications from Xytrans, Inc. Xytrans focuses on providing high-frequency transceiver and outdoor unit design for the wireless broadband network market. The technology acquired includes exclusive access to a portfolio of patents and trade secrets that improve the cost and performance of millimeter wave subsystems that are used in weapons and radar systems.

In January 2005, the Company had made a deposit payment of $1,000,000 in connection with this proposed transaction. The deposit payment was secured by a note receivable, which was cancelled upon execution of the agreement. The agreement provided for an additional payment on execution of $1,000,000, and for certain additional contingent payments, of up to $4,500,000. These contingent payments are subject to achievement of a series of development milestones on a US Government missile program, and / or receipt by the Company of a single contract award using millimeter wave technology valued at a minimum of $6,000,000, amongst other requirements. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later.

In May 2005, Xytrans had achieved certain of the development milestones on the missile program discussed above, and an additional contingent payment of $300,000 was made by the Company.

The investment in this licensed technology of $2,000,000 as of May 1, 2005 is included in the Consolidated Balance Sheet under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize a portion of the costs associated with this agreement against the related revenues, and may allocate some of the value of this technology to the specific patents acquired. In the event that some of the value is allocated to specific patents, then that value would be amortized over the remaining life of the patent. At this point, the portion of this technology investment that should be allocated to any particular patent is not estimatable.

Amortization expense for the thirteen weeks ended May 1, 2005 and May 2, 2004 was approximately $232,000 and $83,000, respectively, and for the thirty-nine weeks ended May 1, 2005 and May 2, 2004 was approximately $410,000 and $221,000, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years, including the impact of the acquisition of MSI in the Third quarter of fiscal 2005 (see Note 2), is as follows (in thousands):

                               2005        $ 642
                               2006          929
                               2007          928
                               2008          922
                               2009          922


ICI was also acquired in the Third quarter of fiscal 2005, however at this time the excess cost over the preliminary estimated fair value of net assets acquired of approximately $26,585,000 has been recorded as goodwill. (See Note 2.) The final allocation of the purchase price is expected to be completed no later than the Third quarter of fiscal 2006, and may result in values being ascribed to certain intangible assets which will result in additional increases in amortization expense.

5.   Product Warranties
     ------------------
The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the nine months ended May 1, 2005 (in thousands):

                                                                     Thirty-nine weeks ended
                                                                     -----------------------
                                                                May 1, 2005             May 2, 2004
                                                                -----------             -----------

              Balance at beginning of period                       $ 580                   $ 359
              Provision for warranty obligations                     685                     745
              Warranty costs charged to the reserve                 (479)                   (527)
                                                                     ---                     ---
              Balance at end of period                             $ 786                   $ 577
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

7.   Comprehensive Income
     --------------------
The components of comprehensive income are as follows (in thousands):

                                                           Thirteen weeks ended     Thirty-nine  weeks ended
                                                           --------------------     ------------------------
                                                           May 1,         May 2,      May 1,         May 2,
                                                            2005           2004        2005           2004
                                                            ----           ----        ----           ----
        Net income                                        $ 3,627      $  3,876     $  9,257        $ 11,363
        Unrealized gain (loss) on interest rate swap           17            37            4             (17)
        Foreign currency translation gain (loss)              115          (388)         394           1,238
                                                            -----         -----        -----          ------
        Comprehensive income                              $ 3,759      $  3,525     $  9,655        $ 12,584
                                                            =====         =====        =====          ======

The components of accumulated other comprehensive income is as follows (in thousands):

                                                                      May 1, 2005    August 1, 2004
                                                                      -----------    --------------
        Unrealized (loss) on interest rate swap                        $    (69)        $    (73)

        Foreign currency translation gain                                 1,723            1,329
                                                                          -----            -----
             Accumulated other comprehensive income                    $  1,654         $  1,256
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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123."  The  new  statement  was  effective,   with  respect  to  the  transition
provisions, for fiscal years ending after December 15, 2002. SFAS No. 148 provides transition alternatives for companies adopting the fair value recognition provisions of FASB Statement No. 123 for stock-based employee compensation; and requires the pro-forma disclosures of SFAS No. 123 for companies continuing to rely on APB Opinion No. 25 as if the provisions of SFAS No. 123 had been adopted. The statement also requires that the pro-forma disclosures of the impact on earnings and earnings-per-share be provided in a tabular format and included in the Summary of Significant Accounting Policies or equivalent.

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

                                                           Thirteen weeks ended           Thirty-nine  weeks ended
                                                           --------------------           ------------------------
                                                           May 1,         May 2,          May 1,           May 2,
                                                            2005           2004            2005             2004
                                                            ----           ----            ----             ----
                  Expected life (years)                      .75            1.51            .75             1.51
                  Volatility                                 .90             .68            .90              .68
                  Risk-free interest rate                  2.89%           2.80%          2.89%            2.80%
                  Dividend yield                            zero            zero           zero             zero

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for stock options issued under the plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                           Thirteen weeks ended            Thirty-nine weeks ended
                                                           --------------------            -----------------------
                                                           May 1,         May 2,          May 1,           May 2,
                                                            2005           2004            2005             2004
                                                            ----           ----            ----             ----
        Net income - as reported                          $  3,627       $  3,876       $  9,257          $ 11,363
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects                  (207)           (163)          (985)             (468)
                                                            -----           -----          -----             ------
        Net income  -  pro forma                          $ 3,420        $  3,713       $  8,272          $  10,895
                                                            =====           =====          =====             ======
        Earnings per share  -  as reported
             Basic                                        $    .25       $     .27      $     .65         $     .81
             Diluted                                           .24             .26            .62               .76
        Earnings per share  - pro forma
             Basic                                        $    .24       $     .26      $     .58         $     .77
             Diluted                                           .23             .25            .55               .73

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

9.   Earnings Per Share
     ------------------
The following tables show the calculation of basic and diluted weighted-average shares outstanding (in thousands):

                                                                         Thirteen weeks ended
                                                                         --------------------
                                                                 May 1, 2005                May 2, 2004
                                                                 -----------                -----------
        Basic weighted-average shares                              14,313                    14,129
           Effect of dilutive securities:
              Employee stock options and warrants                     623                       803
                                                                   ------                    ------
        Diluted weighted-average shares                            14,936                    14,932
                                                                   ======                    ======

Options to purchase 875,236 weighted shares of common stock, with exercise prices ranging from $18.39 to $20.45, were outstanding during the third quarter of fiscal 2005, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire at various dates through February 2015, were still outstanding at May 1, 2005. There were no anti-dilutive options outstanding during the quarter ended May 2, 2004.

                                                                        Thirty-nine  weeks ended
                                                                        ------------------------
                                                                 May 1, 2005                May 2, 2004
                                                                 -----------                -----------
        Basic weighted-average shares                              14,300                    14,072
           Effect of dilutive securities:
              Employee stock options and warrants                     672                       789
                                                                   ------                    ------
        Diluted weighted-average shares                            14,972                    14,861
                                                                   ======                    ======

Options to purchase 787,147 weighted shares of common stock, with exercise prices ranging from $18.85 to $20.45, were outstanding during the nine months of fiscal 2005, but were not included in the computation of diluted EPS because the exercise price is greater than the average market price of the common stock. The options, which expire at various dates through February 2015, were still outstanding as of May 1, 2005. There were no anti-dilutive options outstanding during the nine months ended May 2, 2004.

10.  Geographic Information
     ----------------------
The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the third quarter, based on place of contract performance, were as follows (in thousands):

                                              Thirteen weeks ended           Thirty-nine  weeks ended
                                              --------------------           ------------------------
                                             May 1,         May 2,          May 1,           May 2,
                                              2005           2004            2005             2004
                                              ----           ----            ----             ----

                      United States         $ 35,378        $ 25,282         $ 92,353        $ 70,848
                      Israel                   3,350           2,982            9,534           9,010
                      England                  2,538           1,969            6,723           8,050
                                              ------          ------          -------          ------
                                            $ 41,266        $ 30,233        $ 108,610        $ 87,908
                                              ======          ======          =======          ======

Net property, plant and equipment by geographic area was as follows (in thousands):

                                            May 1, 2005       August 1, 2004
                                            -----------       --------------
                United States                 $ 24,536           $ 21,544
                Israel                           4,871              3,499
                England                            922                925
                                                ------             ------
                                              $ 30,329           $ 25,968
                                                ======             ======

11. Supplemental cash flow information is as follows (in thousands):
    ----------------------------------------------------------------

                                                                 Thirty-nine weeks ended
                                                                 -----------------------
                                                            May 1, 2005           May 2, 2004
                                                            -----------           -----------
           Net cash paid during the period for:
                Interest                                   $      229           $       237
                Income taxes                                      296                 3,841
           Tax benefit related to stock options                   345                   562

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

Business Overview
-----------------
We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the German, Japanese, Turkish, British, Norwegian and South Korean militaries, and suppliers to international militaries). We are a leading provider of microwave and selected millimeter wave technologies for use in command and control systems, flight instrumentation, weapons sensors, high power amplifiers, electronic warfare systems, mobile datacom systems, and radar threat and electronic countermeasure simulation systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices and systems for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the EA-6B Prowler, the EA-18 Growler, the AH-64D Apache Longbow, AEGIS class destroyers, the AMRAAM missile, unmanned aerial vehicles (UAVs), as well as high priority national security programs such as National Missile Defense and the Trident II D-5 missile.

Results of Operations
---------------------
Thirteen weeks ended May 1, 2005 and May 2, 2004
------------------------------------------------
Net sales for the thirteen weeks ended May 1, 2005 were approximately $41,266,000, as compared to $30,233,000 in the thirteen weeks ended May 2, 2004, an increase of $11.0 million (36.5%). Net sales from our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), accounted for an increase of approximately $9.1 million, or 82% of the increase for the quarter ended May 1, 2005. We also experienced an approximate $1.9 million net increase in sales at our other operations. Some of the larger changes included the following:

o An increase in sales of signal generation components and direct sources, principally due to the fact that the prior year's third quarter only included one month of results for CTI, which was acquired effective as of March 29, 2004;

o An increase in sales at our UK subsidiary attributable to progress on certain larger contracts being completed for customers at that business;

offset by

o A decline in the sales of certain microwave components, due to the completion of a large contact that accounted for substantial sales in the prior year's third quarter.

The gross profit margin in the thirteen weeks ended May 1, 2005 was 32.5% compared to 35.6% in the third quarter of fiscal 2004, a decline of 3.1%. Excluding the impact of our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), the decline in gross profit margins would have been larger. Some of the larger contributors to the decline in gross margins during the quarter included the following:

o The transition of several new programs from engineering development to the early stage of production, with higher engineering costs;

o A decline of gross margins at one of our US operations due to lower overall shipments at that facility and engineering development costs attributable to the development and start up of a new product line;

offset by

o Higher margins contributed by signal generation components and direct sources, principally due to the fact that the prior year's third quarter only included one month of results for CTI, which was acquired effective as of March 29, 2004.

Selling and administrative expenses for the thirteen weeks ended May 1, 2005 were 21.5% of net sales as compared to 17.9% in the third quarter of fiscal 2004, or an increase of approximately $3,447,000. Large increases during the period included:

o Increases of approximately $1.9 million attributable to our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI) and due to the fact that the prior year's third quarter only included one month of results for CTI, which was acquired effective as of March 29, 2004;

o An increase of approximately $1.2 million in legal costs due to continuing actions associated with the Robinson Labs litigation and other matters. (See
Part II, Item 1. "Legal Proceedings.")

Operating income for the quarter was $4,556,000 or 11.0% of net sales, as compared to $5,350,000 or 17.7% of net sales in 2004. The decrease in operating income is primarily attributable to the decline in gross margin percentage (for the reasons outlined above) and the 3.6% increase in selling and administrative costs as a percentage of sales, offset by the beneficial impact of the $11.0 million increase in revenue for the quarter. Our foreign operations contributed $561,000 in operating income for the quarter as compared to $786,000 in fiscal 2004. The decline in operating income occurred at the Company's U.K. subsidiary.

Investment income increased by $100,000 in the third quarter of fiscal 2005 because of a 105% increase in the rate of interest earned on the investment of excess cash reserves during the quarter as compared to interest rates in the prior year, offset by a decline on average of approximately $33 million in funds invested. The reduction in the average balance of funds invested in the third quarter of fiscal 2005 versus the prior year is attributable to investing activities including capital expenditures, including recent acquisitions and investing in a technology license, all financed out of our investment funds.

Provision for income taxes for the third quarter of fiscal 2005 was $1,187,000, representing an effective tax rate of approximately 25% (and an effective tax rate for the three quarters ended May 1, 2005 of 28%), as compared to an effective tax rate of 29% in the prior year's third quarter (and an effective rate of 31% for the whole of fiscal year 2004.) The decline in the effective tax rate in the quarter ended May 1, 2005 included the recognition of certain tax benefits for Research & Development tax credits which have now been realized.

Thirty-nine weeks ended May 1, 2005 and May 2, 2004
---------------------------------------------------
Net sales for the thirty-nine weeks ended May 1, 2005 were approximately $108,610,000 compared to $87,908,000 in the nine months of fiscal 2004, an increase of $20.7 million (23.6%). Net sales at our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), accounted for an increase of approximately $10.6 million, or 51% of the increase for the thirty-nine weeks ended May 1, 2005. We also experienced an approximate $10.1 million increase in sales at our other operations, attributable principally to the increase in sales of signal generation components and direct sources, due to the fact that the prior year's first three quarters only included one month of results for CTI, which was acquired effective as of March 29, 2004.

The gross profit margin in the thirty-nine weeks ended May 1, 2005 was 30.9% compared to 36.1% in the three quarters of fiscal 2004, a decline of 5.2%. Excluding the impact of our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), the decline in gross profit margins would have been larger. The decrease in gross profit margins is primarily attributable to:

o The transition of several new programs from engineering development to the early stage of production, with higher engineering costs not yet offset by production revenues.

o Decreases of gross margins at EWST, principally due to changes in contract cost estimates at that operation versus contract cost estimates in the first three quarters of fiscal 2004 for the same projects. (The changes in contract cost estimates were principally due to unanticipated delays in meeting technical requirements and delivery dates on certain EWST contracts.)

o A decline of gross margins at one of our US operations due to lower overall shipments at that facility and engineering development costs attributable to the development and start up of a major electronic warfare upgrade program for the

US Navy;

offset by

o Higher margins contributed by signal generation components and direct sources, principally due to the fact that the prior year's first three quarters only included one month of results for CTI, which was acquired effective as of March 29, 2004.

Selling and administrative expenses for the thirty-nine weeks ended May 1, 2005 were 19.8% of net sales as compared to 17.5% in the first three quarters of fiscal 2004, or an increase of approximately $6,145,000. Large increases during the period included:

o An increase of approximately $2.0 million due to the fact that the prior year's first three quarters only included one month of results for CTI, which was acquired effective as of March 29, 2004;

o Increases of approximately $1.7 million attributable to our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI); and

o An increase of approximately $1.7 million in legal costs due to continuing actions associated with the Robinson Labs litigation and other matters. (See
Part II, Item 1. "Legal Proceedings".)

Operating income for the nine months was $12,035,000 or 11.1% of net sales, as compared to $16,377,000 or 18.6% of net sales in 2004. The decrease in operating income is primarily attributable to the decline in gross margins for the period (for the reasons outlined above) and the increase in legal costs. Our foreign operations contributed approximately $1.8 million in operating income for the nine months as compared to $3.2 million in fiscal 2004. The decline in operating income occurred at the Company's UK subsidiary, as discussed above.

Investment income increased by $253,000 in the first three quarters of fiscal 2005 because of an approximate 68% increase in the rate of interest earned on the investment of excess cash reserves during the period as compared to interest rates in the prior year, offset by a decline on average of approximately $21 million in funds invested. The reduction in the average balance of funds invested in the three quarters of fiscal 2005 versus the prior year was caused by the investments and capital expenditures financed out of our investment funds, including recent acquisitions.

The Company recognized a net foreign exchange gain of $264,000 through the third quarter of fiscal 2005, versus a $225,000 net foreign exchange loss in last year's first three quarters. In fiscal 2005, foreign exchange losses in the US that are attributable principally to Pound Sterling denominated liabilities were more than offset by foreign exchange gains recognized in our UK and Israeli subsidiaries. The foreign exchange gains at our UK subsidiary were recognized in connection with temporary advances we have made to our UK subsidiary. In last year's first three quarters, we deferred any recognition of these foreign exchange gains. As a result, in fiscal 2004's first three quarters, the foreign exchange losses recognized in the income statement for our US operations were not offset by gains recognized in the income statement of our UK operations. This factor, in addition to the increase in our advances to our UK subsidiary and the change in average exchange rates, accounts for the approximately $489,000 year on year increase in net foreign exchange gains.

Liquidity and Capital Resources
-------------------------------
As of May 1, 2005 and  August 1,  2004,  working  capital  was  $84,099,000  and
$130,273,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 3.4 to 1 and 6.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The un-liquidated balance of these deposits and payments was approximately $1,837,000 at May 1, 2005, and $1,180,000 at August 1, 2004.

Net cash provided by operations during the thirty-nine weeks ended May 1, 2005 was approximately $12,618,000 as compared to $2,055,000 during the comparable period in the prior year. Income from operations (adjusted for depreciation, amortization, and foreign exchange losses) was $13,113,000 in the first nine months of the current fiscal year versus $14,593,000 in the similar period in the prior year, a decrease of approximately $1.5 million. Significant items contributing to the overall increase in cash provided by operations include the following:

1. an increase in net cash generated by operations of approximately $2.0 million attributable to the increase in income taxes payable,

2. an increase of approximately $6.8 million in cash generated from collection of accounts receivable during the first nine months of fiscal 2005 versus fiscal 2004,

3. a reduction of approximately $5.5 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts", and

4. a reduction of approximately $2.4 million in the amount of cash invested in inventories during the nine month periods,

offset by

5. a decrease of approximately $1.7 million in cash generated from "Billings in excess of costs incurred and income recognized on uncompleted contracts" during the course of the nine month periods,

6. a decrease of approximately $1.4 million in cash generated through advance payments from customers on contracts, and

7. other net uses of cash.

Of the changes noted in (2) and (3) above, the largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This program was accounted for on a percentage of completion basis, and in last year's first quarter, we were accumulating significant costs into this contract. The job was largely shipped during fiscal 2004 and early in fiscal 2005, which also contributed to the increase in accounts receivable collections in the first three quarters of fiscal 2005.

Net cash used in investing activities includes:

1. A net payment of $51.4 million in connection with the three acquisitions completed in fiscal 2005 (RSS $3.7 million, MSI $20.7 million and ICI $27 million.) (See Note 2.)

2. A payment of $2 million in connection with the acquisition from Xytrans of certain technology to be used in missile and millimeter wave products. (See Note 4.)

3. Capital expenditures of $4,948,000 including approximately $2.1 million related to new expanded facilities occupied by our Israel and UK operations. The setup costs and capital expenditures associated with these new facilities are now substantially completed. We also invested in our engineering and test facilities throughout our U.S. operations, and expanded certain production facilities at our Lancaster plant.

Net cash used in financing activities of $747,000 consists primarily of the purchase of treasury stock for approximately $1.8 million, offset by the proceeds of from the exercise of stock options for $1.8 million and the payment of the deferred purchase price of EWST.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 2.75% and 3.09%, respectively, at May 1, 2005. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at May 1, 2005 and August 1, 2004. Stand-by letters of credit were outstanding in the amount of approximately $11,198,000 under the credit facility at May 1, 2005, and $11,389,000 at August 1, 2004.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. The company is in compliance with all covenants at May 1, 2005.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2005 will be generated from our existing backlog of sales orders. The backlog of orders at May 1, 2005 was approximately $131 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of May 1, 2005, the Company has approximately $38,802,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $11,198,000, and cash reserves of approximately $19,987,000.

Disclosure Regarding Contractual Obligations and Commitments

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
                                           ======       ======       ======        =====        =====

Other than the ordinary course fulfillment of open purchase orders and placement of new purchase orders, there have been no other significant changes to the Company's contractual obligations associated with its businesses since August 1, 2004. However, the acquisitions of RSS, MSI and ICI during Fiscal year 2005 (see
Note 2) has resulted in an increase in the Company's Operating Lease Obligations, as summarized below:

                                                       Fiscal       Fiscal       Fiscal        After
             Obligations                  Total         2005        2006-07      2008-09    Fiscal 2009
             -----------                  -----         ----        -------      -------    -----------

Operating Lease Obligations            $   11,102   $      571   $    2,633     $  3,381     $  4,517

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of May 1, 2005.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 3, 2005, Herley reached an agreement in principle with Robinson, RLI and Holt under which Herley agreed to pay Robinson $260,000 for the attorneys fees awarded to him by the New York Court. Further, all claims, counterclaims and appeals in the New York and New Hampshire actions, as well as all claims and counterclaims in a separate proceeding docketed as Herley Industries, Inc. v. RH Laboratories, Inc., Stephen Robinson and Michael Gravelese, No. 02-11140 (D.
Mass), would be dismissed with prejudice pursuant to this agreement in principle. The documentation on this agreement is not completed, but based upon this agreement in principle the Company recorded a provision in the third quarter of fiscal 2005 to account for this settlement.

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

   None

Item 3 - Defaults Upon Senior Securities:

   None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

   None

Item 5 - Other Information:

   None

Item 6 - Exhibits

     10.1 Fourth Amendment (dated June 9, 2005) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank.

     31   Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: June 10, 2005