Form 10-K
period 2005-07-31
HERLEY INDUSTRIES INC /NEW
filed 2005-10-31
CIK 47035

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ...............to...............

                           Commission File No. 0-5411

                            Herley Industries, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              23-2413500
--------                                                              ----------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

101 North Pointe Blvd., Lancaster, Pennsylvania                            17601
-----------------------------------------------                            -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (717) 735-8117
                                                                   -------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $19.20 as reported on the NASDAQ National Market as of January 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $251,349,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 17, 2005 was 14,463,975.

Documents incorporated by reference:
-----------------------------------
Portions of the Registrant's definitive proxy statement for use in connection with its Annual Meeting of Stockholders to be held in February 2006, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report Form 10-K.

                                      HERLEY INDUSTRIES, INC.

                                        TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I

 Item 1.        Business.                                                                         3

 Item 2.        Properties.                                                                      11

 Item 3.        Legal Proceedings.                                                               12

 Item 4.        Submission of Matters to a Vote of Security Holders.                             13

PART II

 Item 5.        Market for Registrant's Common Equity, Related Stockholder
                   Matters, and Issuer Purchases of Equity Securities.                           14

 Item 6.        Selected Financial Data.                                                         15

 Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                          16

 Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.                      23

 Item 8.        Financial Statements and Supplementary Data.                                     24

 Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                                          24

 Item 9A.       Controls and Procedures.                                                         24

 Item 9B.       Other Information                                                                27

PART III

 Item 10.       Directors and Executive Officers of the Registrant.                              27

 Item 11.       Executive Compensation.                                                          27

 Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management.                                                                    27

Item 13.        Certain Relationships and Related Transactions.                                  27

 Item 14.       Principal Accounting Fees and Services                                           27

PART IV

 Item 15.       Exhibits and Financial Statement Schedules.                                      27

SIGNATURES                                                                                       29

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

BACKGROUND

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman, Lockheed Martin, Raytheon and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

ACQUISITIONS

We have grown internally and through strategic acquisitions and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations. Over the last ten years, our acquisitions have included the following:

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

- In February 2005, we acquired Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida, a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.

- In April 2005, we acquired Innovative Concepts, Inc. ("ICI"), McLean, Virginia, which has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry.

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

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through our 40 year focus on research and development and our state-of-the-art design and production capabilities. In fiscal 2002 we completed the expansion of our facilities in Lancaster, Pennsylvania, including state-of-the-art manufacturing capacity, where we now have a full range of capabilities including long and short run production, hardware assembly and full- service engineering. In addition, we have highly capable manufacturing facilities located in Woburn, Massachusetts; Farmingdale, New York; Whippany, New Jersey; Melbourne, Florida; Fort Walton Beach FL; Farnborough, England; and Jerusalem, Israel. We continue to develop and reward our engineers in order to maintain our expertise in-house.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base, with only the U.S. Government at approximately 25%, and Northrop Grumman at approximately 11%, representing 11% or more of our fiscal 2005 revenues. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 26% of our revenues in fiscal 2005.

- LONG-STANDING INDUSTRY RELATIONSHIPS. We have established long-standing relationships with the U.S. Government and other key organizations in the aerospace and defense industry after 40 years in the defense electronic industry. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements.

- SUCCESSFUL ACQUISITION TRACK RECORD. We have demonstrated that we can successfully integrate acquired companies. We are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies.

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2005, we spent approximately $10.3 million on new product development, of which our customers funded approximately $5.3 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

- EXPERIENCED MANAGEMENT TEAM. Our senior management team averages over 25 years of experience in the defense electronics industry.

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

The following are descriptions of our major systems and products:

Telemetry Systems. Telemetry systems provide wireless data transmission between two or more sites for recording and analysis. Missile, UAV, or target testing on domestic and international test ranges requires flight safety and performance data transmission to maximize flight safety during the test operation. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a command and control systems uplink to accomplish their mission. We have developed a telemetry system capability that can be configured to meet individual customers' needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is the key to the success of the mission.

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

Our MONTAGE system affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The MONTAGE is a highly flexible, multiple processor design with high resolution graphics, which can be field- configured within minutes to fly or control any selected vehicle for which it is equipped. The MONTAGE is used in support of missile, aircraft and other weapons systems development and testing. The system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships like the AEGIS cruiser and the E-2C aircraft.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 Megahertz ("MHz") to 12 GHz with power levels from multi-kilowatts up to 15W, depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics.

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

Solid State Receiver Protector. We have become a preeminent supplier of solid-state receiver protector devices that are able to withstand high energy pulses without the use of nuclear materials. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system. For our engineering efforts in designing solid-state receiver protectors for the F-16, we received cash awards from the United States Air Force as part of the government's value engineering program.

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

Medical Products. Our medical products vary in complexity from single modules, to rack mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in either a pulsed or continuous wave mode, and cover the frequency ranges of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include OEM, as well as universities and research centers.

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

CUSTOMERS

During the fiscal year ended July 31, 2005, approximately 25% of our net sales were attributable to contracts with offices and agencies of the U.S. Government, and Northrop Grumman accounted for approximately 11% of net sales. No other customers accounted for shipments of 11% or more of net sales.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

The Boeing Company           BAE Systems                     Harris Corporation
Lockheed Martin Corporation  Northrop Grumman Corporation    Raytheon Company

During fiscal 2005, sales to foreign customers accounted for approximately 26% of our net sales. Domestic sales to foreign customers accounted for 13% of net sales. Sales from England were 5%, and Israel 8% of net sales to foreign customers. The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales also are subject to us obtaining export licenses for certain products and systems.

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

We maintain minimal levels of finished products inventory, principally to meet the needs of our medical products customers. We generally purchase raw materials for specific contracts, and we purchase common components for stock based on our firm fixed backlog.

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

Lancaster, Pennsylvania
Farmingdale, New York
Woburn, Massachusetts
Whippany, New Jersey (acquired in March 2004)
Melbourne, Florida (acquired in September 2004)
Fort Walton Beach, Florida (acquired in February 2005)
McLean, Virginia (acquired in April 2005)
Jerusalem, Israel
Farnborough, England

BACKLOG

Our total backlog of orders was approximately $145 million on July 31, 2005 as compared to approximately $100 million on August 1, 2004. Of our total backlog at July 31, 2005, $109 million (75%) is attributable to domestic orders and $36 million (25%) is attributable to foreign orders. Management anticipates that approximately 84% of this backlog will be shipped during the fiscal year ending July 30, 2006.

All of the orders included in backlog are covered by signed contracts or purchase orders. Backlog is not directly indicative of future sales. Accordingly, we do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period.

Approximately 90% of our contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, we agree to deliver products at a fixed price except for costs incurred because of change orders issued by the customer.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $10.3 million in fiscal 2005, $11.1 million in fiscal 2004 and $6.3 million in fiscal 2003. The portion of these costs not reimbursed by customers was approximately $5.0 million in fiscal 2005, $5.4 million in fiscal 2004 and $3.1 million in 2003. These increases in development spending were undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

EMPLOYEES

As of July 31, 2005 we had 1,026 employees. We believe that our employee relations are satisfactory. None of our approximately 889 U.S. based employees are represented by a labor union. Employment by functional area as of July 31, 2005 is as follows:

        Executive                       15
        Administration                  55
        Manufacturing                  638
        Engineering                    260
        Sales and Marketing             58
                                     -----
        Total                        1,026
                                     =====

We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan for our U.S. employees, and stock option plans.

OFFICERS OF THE REGISTRANT

Name                                   Age         Served as Officer Since          Position(s) and Offices
----                                   ---         -----------------------          -----------------------
Lee N. Blatt                           77                   1965                    Chairman of the Board
Myron Levy                             64                   1988                    Vice Chairman, Chief
                                                                                     Executive Officer, and
                                                                                     Director
John M. Kelley                         52                   1998                    President
William Wilson                         57                   2002                    Vice President and
                                                                                     Chief Operating Officer
Rozalie Schachter                      59                   2000                    Vice President - Business
                                                                                      Development
Anello C. Garefino                     58                   1993                    Vice President - Finance
John A. Carroll                        54                   2003                    Vice President - Human
                                                                                     Resources
Richard Poirier                        40                   2003                    Vice President

Item 2.  Properties

Our facilities are as follows:

                                                                                                 Owned
                                                                                                   or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                         ----         ------
Lancaster, PA               Corporate headquarters                               3,300 sq. ft.   Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.   Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned
Farmingdale, NY (1)         Production, engineering and administration          46,000 sq. ft.   Leased
                                                                                14,000 sq. ft.   Leased
Whippany, NJ (2)            Production, engineering and administration          23,000 sq. ft.   Leased
Melbourne, FL (3)           Production, engineering and administration          12,000 sq. ft.   Leased
Fort Walton Beach, FL (5)   Production, engineering and administration          31,500 sq. ft.   Leased
McLean, VA (6)              Production, engineering and administration          43,260 sq. ft.   Leased
Jerusalem, Israel           Production, engineering and administration          29,580 sq. ft.   Leased
Farnborough, England (4)    Production, engineering and administration           7,570 sq. ft.   Leased
Chicago, IL                 Engineering and administration                       3,000 sq. ft.   Leased
Lancaster, PA               Land held for expansion                                 37 Acres     Owned
__________

     (1) On September 23, 1999 we closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership owned by the children of Messrs. Blatt and Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term.
     (2) We entered into an agreement as of March 29, 2004 to acquire certain assets and the business of Communication Techniques, Inc. as discussed in Note B of the financial statements.
     (3) As of September 1, 2004, we entered into an agreement to acquire certain assets and the business of Reliable System Services Corporation as discussed in Note B of the financial statements.
     (4) As of September 1, 2002, we entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited as discussed in Note B of the financial statements.
     (5) As of February 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Micro Systems, Inc. as discussed in Note B of the financial statements. Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $278,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.
     (6) As of April 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Innovative Concepts, Inc., including its wholly owned subsidiary Stapor in Chantilly, VA as discussed in Note B of the financial statements.

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

On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. Section 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

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

On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post-trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys' fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed.

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

On June 10, 2005, Herley reached an agreement with Robinson, RLI and Holt under which Herley agreed to pay Robinson $260,000 for the attorneys fees awarded to him by the New York Court. Further, all claims, counterclaims and appeals in Herley Industries, Inc. v. Benjamin Robinson and Frank Holt, Docket No. 04-E-0266 and Herley Industries, Inc. v. RH Laboratories, Inc., Stephen Robinson and Michael Gravelese, No. 02-11140 (D. Mass), were dismissed with prejudice. Based upon this agreement, the Company recorded a provision in the third quarter of fiscal 2005 to account for this settlement. The settlement was paid in the fourth quarter of fiscal 2005.

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

                                                                         Common Stock
                                                                       High          Low
                                                                       ----          ---
     Fiscal Year 2004
         First Quarter.............................................   20.55          17.50
         Second Quarter............................................   22.85          18.24
         Third Quarter.............................................   21.90          18.88
         Fourth Quarter............................................   21.92          18.50

     Fiscal Year 2005
         First Quarter ............................................   19.77          17.32
         Second Quarter............................................   20.60          18.04
         Third Quarter.............................................   20.27          16.40
         Fourth Quarter............................................   19.82          17.38

     Fiscal Year 2006
         First Quarter (through October 17, 2005)..................   21.54          17.29

     The closing price on October 17, 2005 was $18.21.

     As of October 17, 2005, there were approximately 200 holders of record and approximately 4,800 beneficial holders of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

     (b) Not applicable.

        Item 6.  Selected Financial Data (in thousands except per share data):

                                                       52 weeks ended              53 weeks           52 weeks ended
                                                       --------------               ended             --------------
                                                  July 31,        August 1,        August 3,       July 28,        July 29,
                                                   2005             2004             2003            2002            2001
                                                  --------        ---------        ---------       --------        --------
Net sales (3)                                      151,415          122,154         110,223          92,881          76,494

Income from continuing operations                   10,781           13,673          13,937          10,730           7,573

Loss from discontinued operations                        -                -               -            (921)           (168)

Cumulative effect of adopting SFAS 142                   -                -               -          (4,637)              -

Net income                                          10,781           13,673          13,937           5,172           7,405

Per share data from continuing operations (1) (2)
     Basic                                            0.75             0.97            0.97            0.89            0.75
     Assuming Dilution                                0.72             0.92            0.93            0.83            0.69

Total Assets                                       244,101          220,971         197,564         190,202         114,597
Total Current Liabilities                           34,168           23,846          18,125          14,557          17,976
Long-Term Debt net of current portion                5,000            5,845           6,403           5,684           2,740
Other Long-Term Liabilities                          1,042              932             849             706             756

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman, Lockheed Martin, Raytheon and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                       52 weeks ended              53 weeks
                                                       --------------               ended
                                                 July 31,        August 1,         August 3,
                                                  2005             2004             2003
                                                 -------         --------          --------
Net sales                                        100.0%           100.0%            100.0%
Cost of products sold                             70.3%            65.1%             66.4%

Gross profit                                      29.7%            34.9%             33.6%

Selling and administrative expenses               20.0%            18.9%             15.8%

Income from operations                             9.7%            16.0%             17.8%
                                                  -----           ------            ------
Other income (expense), net:
     Investment income                             0.6%             0.6%              1.0%
     Interest expense                             (0.2)%           (0.3)%            (0.3)%
     Foreign exchange (loss)                      (0.2)%           (0.1)%              -
                                                  -----           ------            ------
                                                   0.2%             0.1%              0.7%
                                                  -----           ------            ------
Income before income taxes                         9.9%            16.2%             18.5%
Provision for income taxes                         2.8%             5.0%              5.9%
                                                  -----           ------            ------
Net income                                         7.1%            11.2%             12.6%
                                                  =====           ======            ======

     Fiscal 2005 Compared to Fiscal 2004

Net sales for the 52 weeks ended July 31, 2005 were approximately $151,415,000 compared to $122,154,000 for fiscal 2004, an increase of approximately $29.3 million (24%). Net sales at our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), accounted for an increase of approximately $22.3 million, or approximately three quarters of the increase for the 52 weeks ended July 31, 2005. Approximately $11.2 million of net sales increase is attributable to CTI, which was consolidated into our results for only 4 months in fiscal 2004, versus a full 12 months in fiscal 2005. In addition to this impact of a full year results for CTI, CTI has experienced growth of greater than 20% in sales in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004, principally due to growth at CTI in sales of military products in CTI's direct synthesizer products.

Other than these acquisition driven impacts, our other divisions experienced a net decline in sales for the year. The largest decline occurred in our Lancaster operation with the decline in 2005 versus 2004 net sales being primarily attributable to a reduction of $1.3 million in foreign sales and a reduction in revenues from the ACLS program of $1.7 million. Our UK subsidiary, EWST, experienced a reduction in revenue of approximately $1.8 million in fiscal 2005 versus fiscal 2004, principally due to revisions to (and increases in) estimated costs to complete certain contracts, which resulted in a reduction in revenue recognized on these contracts.

Our level of intercompany sales increased from approximately $6.1 million in fiscal 2004 to $7.3 million in fiscal 2005.

The gross profit margin for the 52 weeks ended July 31, 2005 was 30% as compared to the margin of 35% in fiscal 2004 a decline of 5%. Excluding the impact of our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), the decline in gross profit margins would have been larger. The decrease in gross profit margins is primarily attributable to:

-- The transition of several new programs from engineering development to the early stage of production, with higher engineering costs not yet offset by production revenues.

-- Decreases of gross margins at EWST, principally due to changes in contract cost estimates at that operation versus contract cost estimates in the prior fiscal year for the same projects. The changes in contract cost estimates were principally due to unanticipated delays in meeting technical requirements and delivery dates on certain EWST contracts.

offset by

-- Higher margins contributed by signal generation components and direct sources, principally due to the fact that the prior year included only four months of results for CTI, which was acquired effective as of March 29, 2004.

Selling and administrative expenses for the fifty-two weeks ended July 31, 2005 were 20% of net sales as compared to 17% in fiscal 2004, or an increase of $7.3 million. Large increases during the period included:

--   Increases  of  approximately   $4.0  million   attributable  to  our  three
     acquisitions completed in fiscal 2005 (RSS, MSI and ICI); and

-- An increase of approximately $2.0 million due to the fact that the prior year only included four months of results for CTI, which was acquired effective as of March 29, 2004;

-- An increase of approximately $935,000 in legal costs associated with Robinson Laboratories and a continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

We spent approximately $658,000 in out of pocket consulting fees in fiscal 2005 in connection with our Sarbanes-Oxley Section 404 compliance program. We expect some of these costs to continue in fiscal 2006.

As a result of the above trends, our Operating Income for fiscal year 2005 was $14,669,000 or 10% of net sales, as compared to $19,602,000 or 16% of net sales in fiscal 2004. Our foreign operations contributed $872,000 in operating income for the year as compared to $3,017,000 in fiscal 2004. Revenues from our foreign operations decreased by $1,319,000 as compared to fiscal 2004. The drop in revenue and operating income within our foreign operations was due to revisions in total cost estimates at our EWST subsidiary in the UK.

Investment income increased by $260,000 in fiscal 2005 as a result of an 89% increase in the rate of interest earned on the investment of excess cash reserves during the 2005 fiscal year as compared to interest rates in fiscal 2004, and a decrease on average of approximately $27.5 million in funds invested.

The effective income tax rate for fiscal 2005 was 28% as compared to 31% in fiscal 2004. The effective tax rate is lower than the statutory income tax rate of 35% in fiscal 2005 due to various favorable tax benefits. The largest benefit was from the recognition of multi year research and development tax credits now being realized. Other benefits included a lower effective tax rate on foreign-source income, the US tax benefits attributable to extra territorial income (i.e. -- export sales) and tax exempt interest income.

Fiscal 2004 Compared to Fiscal 2003

Net sales for the 52 weeks ended August 1, 2004 were approximately $122,154,000 compared to $110,223,000 for fiscal 2003. The net sales increase of $11,931,000 (11%) is attributable to increased revenue in defense electronics microwave systems and components of $9,426,000 (including $1,078,000 attributable to the acquisition of CTI as of March 29, 2004). This increase also includes revenue from products shipped under new programs as well as increases on legacy products and programs. Net sales in commercial technologies increased by $2,505,000, which includes revenue attributable to the acquisition of CTI of $3,045,000, offset by a decrease of $540,000 in medical and scientific products due to the decline in demand in the industry for Nuclear Magnetic Resonance systems. We expect revenues for medical products to increase and scientific products to remain relatively flat.

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

Selling and administrative expenses for the fifty-two weeks ended August 1, 2004 were 19% of net sales as compared to 16% in fiscal 2003. There was a net increase in expenses of $5,713,000 which includes:

--   expenses of CTI of approximately $900,000;

-- an increase of litigation costs of $777,000 directly related to the Robinson Labs litigation and include a payment of the jury award to Ben Robinson of approximately $1,595,000 in July 2004. (See Item 3. "Legal Proceedings");

-- an increase in incentive compensation under employment contracts and discretionary bonuses of $320,000; and

-- additional administrative and business development personnel and related costs of $2,019,000;

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

The effective income tax rate for fiscal 2004 was 31% as compared to 32% in fiscal 2003. The overall effective tax rate is lower than the statutory income tax rate of 35% in fiscal 2004 due to various favorable tax benefits including a lower effective tax rate on foreign-source income, the tax benefit attributable to extra territorial income, and research and development credits.

Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the 52 weeks ended July 31, 2005 and for the 52 weeks ended August 1, 2004 (in thousands, except for per share data).

2005                                                October 31,    January 30,           May 1,         July 31,
                                                       2004           2005                2005            2005
                                                    -----------    -----------           ------         -------
Net sales                                       $         33,590          33,754          41,266         42,805
Gross profit                                              10,859           9,880          13,421         11,398

Net income                                      $          3,553           2,077           3,627          1,524
                                                           =====           =====           =====          =====
Earnings per common share - Basic               $           0.25            0.14            0.25           0.11
                                                            ====            ====            ====           ====
Basic weighted average shares                             14,252          14,335          14,313         14,340
                                                          ======          ======          ======         ======
Earnings per common share - Diluted             $           0.24            0.14            0.24           0.10
                                                            ====            ====            ====           ====
Diluted weighted average shares                           14,936          15,044          14,936         14,952
                                                          ======          ======          ======         ======

2004                                                November 2,       February 1,         May 2,        August 1,
                                                       2003              2004              2004            2004
                                                    -----------       -----------         ------        --------
Net sales                                       $         28,267          29,408          30,233         34,246
Gross profit                                              10,642          10,363          10,768         10,876

Net income                                      $          3,941           3,546           3,876          2,310
                                                           =====           =====           =====          =====
Earnings per common share - Basic               $           0.28            0.25            0.27           0.16
                                                            ====            ====            ====           ====
Basic weighted average shares                             14,013          14,073          14,129         14,205
                                                          ======          ======          ======         ======
Earnings per common share - Diluted             $           0.27            0.24            0.26           0.15
                                                            ====            ====            ====           ====
Diluted weighted average shares                           14,782          14,880          14,932         14,962
                                                          ======          ======          ======         ======

The fourth quarter has historically been our strongest quarter for shipments. The third and fourth quarters of fiscal 2005 includes revenue attributable to the acquisitions of MSI of $5,294,000 and $2,824,000, respectively, and ICI of $3,401,000 and $8,389,000, respectively. The third and fourth quarter of fiscal 2004 includes revenue attributable to the acquisition of CTI of $1,116,000 and $3,007,000, respectively.

The gross margin percentage in the fourth quarter of 2005 was negatively impacted (as compared to 2004) due to revisions in total cost estimates on certain long term contracts at our EWST subsidiary which resulted in negative gross profit. In addition, the gross profit margin also varies from quarter to quarter due to changes in product mix.

Included in the results of the third quarter of fiscal 2005 is an accrual of $260,000, and in the fourth quarter of 2004 a payment of $1,595,000 in connection with the Robinson Labs litigation. (See Item 3. "Legal Proceedings").

Liquidity and Capital Resources

As of July 31,  2005 and August 1, 2004,  working  capital was  $88,343,000  and
$130,273,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 3.6 to 1 and 6.5 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of these advanced payments was approximately $3,966,000 at July 31, 2005, and $1,180,000 at August 1, 2004.

Net cash provided by operations was approximately $12,968,000 in fiscal 2005 as compared to $3,610,000 in 2004, an increase of approximately $9.4 million. Income from operations (adjusted for depreciation and amortization) was $16,464,000 in fiscal 2005 as compared to $17,917,000 in fiscal 2004, a decrease of approximately $1.5 million. Significant items contributing to the increase in cash provided by operations include the following:

1. an increase of approximately $9.5 million in cash generated from collection of accounts receivable during fiscal 2005 versus fiscal 2004,

2. a reduction of approximately $5.6 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts",

3. a reduction of approximately $2.0 million in the amount of cash invested in inventories during fiscal 2005 versus fiscal 2004, and

4.   other net sources of cash

offset by

5. a decrease of approximately $3.1 million in cash generated through advance payments from customers on contracts during the course of fiscal 2005, and

6. a decrease of approximately $2.9 million in cash generated from "Billings in excess of costs incurred and income recognized on uncompleted contracts" during the course of fiscal 2005.

Of the changes noted in (1) and (2) above, the largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This program was accounted for on a percentage of completion basis, and in last year's fourth quarter, we were accumulating significant costs into this contract. The job was largely shipped during fiscal 2004 and early in fiscal 2005, which also contributed to the increase in accounts receivable collections in fiscal 2005.

Net cash used in investing activities includes:

1. A net payment of $51.4 million in connection with the three acquisitions completed in fiscal 2005 (RSS $3.7 million, MSI $20.7 million and ICI $27 million.) (See Note B.)

2. A payment of $2.3 million in connection with the acquisition from Xytrans of certain technology to be used in missile and millimeter wave products. (See Note A-8.)

3. Capital expenditures of $5.4 million including approximately $2.1 million related to new expanded facilities occupied by our Israel and UK operations. The setup costs and capital expenditures associated with these new facilities are now substantially completed. We also invested in our engineering and test facilities throughout our U.S. operations, and expanded certain production facilities at our Lancaster plant.

Net cash provided by financing activities of $2,000 reflects the net impact of proceeds of from the exercise of stock options for $3.5 million, offset by the purchase of treasury stock for approximately $2.7 million, and the payment of the deferred purchase price of EWST.

In June 2002, we entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007 (as amended). We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 3.25% and 3.49%, respectively, at July 31, 2005. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There were no borrowings under the line at July 31, 2005 and August 1, 2004. Stand-by letters of credit were outstanding in the amount of $10,703,000 under the credit facility at July 31, 2005.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2005 will be generated from our existing backlog of sales orders. The backlog of orders at July 31, 2005 was approximately $145 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. We have approximately $39,297,000 available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $10,703,000, and cash reserves at July 31, 2005 of approximately $20,331,000.

Contractual Obligations and Commitments

Our obligations and commitments to make future payments under contracts, such as
purchase  orders,   and  debt  and  lease   agreements,   and  under  contingent
commitments, such as stand-by letters of credit are as follows:

We have outstanding an aggregate of approximately $22,038,000 in open purchase orders as of July 31, 2005. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

The following table summarizes the Company=s contractual obligations and other contingent commitments at July 31, 2005 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----       -------
     Mortgage Note                     $    2,571   $      124   $      270     $    308     $  1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606          -            -            -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                           ------       ------      -------        -----       ------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                           ------       ------      -------        -----       ------
     Total Contractual Obligations     $   56,824   $   23,892   $   17,436     $  5,793     $  9,703
                                           ======       ======       ======        =====        =====

In addition, we have employment agreements with certain executives of the Company which expire December 31, 2008, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015. The agreements provide for aggregate annual salaries as of July 31, 2005 of $1,460,000 and provide for a semi- annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company.

The agreements also provide that, in the event there is a change in control of the Company, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 31, 2005, the amount payable in the event of such termination would be approximately $16,797,000.

The agreements also provide for consulting periods, one for five years and one for ten years, at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of APB No. 43, Chapter 4" ("SFAS 151.") SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We will adopt this pronouncement beginning with the first quarter of fiscal 2006, and do not expect that the adoption of SFAS 151 will have a material impact on our consolidated financial position or result of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective August 1, 2006. We do not expect SFAS No. 153 to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R.") SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows."

SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. SFAS 123R will be effective for the Company beginning with the first quarter of fiscal 2006.

The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note A 14 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements for the estimated impact on net income and net income per diluted share amounts of recording share-based payments in the Consolidated Statements of Income using a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock options.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FASB Interpretation No. 47 to have a material impact on the Company's consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154.") SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a material impact on the Company's consolidated financial position or results of operations.

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

We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately 90% of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 14% to 16% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2005 using our current market capitalization, which in an active market for our common stock, we consider a reasonable indication of implied fair value. Based on this initial step in the test for impairment, we concluded there was no impairment of goodwill at July 31, 2005.

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

Based on our historical results and expected future results, EWST accounts for approximately 7% to 10% of our total revenues, based in part on the rate at which EWST's Sterling denominated financial statements have been or will be converted into U.S. dollars. Since its acquisition in fiscal year 2003, EWST has contributed approximately 2.2% to our consolidated operating income. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings.

We have a foreign denominated liability as of July 31, 2005 of approximately 667,000 Pounds Sterling in connection with the acquisition of EWST that is subject to foreign exchange rate fluctuations. Based on the spot rate of exchange at July 31, 2005 of 1.7593, the U.S. Dollar equivalent of the liability is approximately $586,000.

We have made inter-company advances to EWST in the aggregate amount of approximately $6 million at July 31, 2005 that were previously considered long-term advances. However, since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2006, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $80,000 as of July 31, 2005. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

We also have a $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007. We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of

1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the Agreement. The Federal Funds Target Rate and the LIBOR rate was 3.25% and 3.49%, respectively, at July 31, 2005. The credit line is reviewed on an annual basis.

There were no borrowings outstanding under our revolving credit facility as of July 31, 2005.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows:

                    Fiscal year ending:                              Bonds
                    ------------------                               -----
                             2006                                  $    110
                             2007                                       115
                             2008                                       120
                             2009                                       125
                             2010                                       130
                             2011 and later                           2,100
                                                                      -----
                                                                    $ 2,700
                                                                      =====
                    Fair value                                      $ 2,780
                                                                      =====

We do not anticipate any other material changes in its primary market risk exposures in fiscal 2006.


Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

I.   Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive officer (Vice Chairman of the Board/Chief Executive Officer) and principal financial officer (Vice President Finance/ Acting Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of July 31, 2005 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

II.  Changes in Internal Control over Financial Reporting.

     During the quarter ended July 31, 2005, there were certain changes in the Company's internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management's Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of July 31, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

     Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

          (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

          (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

          (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Herley- RSS, Inc. ("RSS"), Micro Systems, Inc. ("MSI"), and Innovative Concepts, Inc. ("ICI"), which were acquired as of September 1, 2004, February 1, 2005 and April 1, 2005, respectively. The acquisitions of RSS, MSI and ICI contributed approximately fifteen percent of our total revenue in fiscal 2005 and accounted for approximately twenty-seven percent of our total assets at July 31, 2005. The aggregate purchase price of the acquisitions was approximately $51.4 million.

     Based on the COSO criteria, we believe our internal control over financial reporting as of July 31, 2005 was effective.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005 has been audited by BDO Seidman, LLP, independent registered public accounting firm, as stated in their report which is included below.

     Important Considerations

     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors of Herley Industries, Inc. and subsidiaries:

     We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Herley Industries, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting and scope of management's report, management's assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Herley-RSS, Inc. ("RSS"), Micro Systems, Inc. ("MSI"), and Innovative Concepts, Inc. ("ICI"), which were included in the fiscal 2005 consolidated financial statements of Herley Industries, Inc. and constituted $22.3 million of net revenue for the year ended July 31, 2005. The aggregate purchase price of the acquisitions was approximately $51.4 million. Management did not assess the effectiveness of internal control over financial reporting of these entities as they were acquired during fiscal 2005. Our audit of internal control over financial reporting of Herley Industries, Inc. also did not include an evaluation of internal control over financial reporting of Herley-RSS, Inc. ("RSS"), Micro Systems, Inc. ("MSI"), and Innovative Concepts, Inc. ("ICI").

     In our opinion, management's assessment that Herley Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.

     We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Herley Industries, Inc. and subsidiaries as of July 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended July 31, 2005, and our report dated October 7, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
October 7, 2005

Item 9B.  Other Information

     Not applicable

PART III

The information required by Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in February 2006, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended July 31, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2 1997 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 10,
     1997).
10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12,
     2001).
10.5 2003 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 11,
     2003).
10.6 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.7 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.8 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).
10.9 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).
10.10Lease Agreement  dated September 1, 1999 between  Registrant and RSK Realty
     LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.11Loan Agreement dated June 19, 2002 among the Registrant,  Allfirst Bank and
     Fulton Bank. (Exhibit 10.10 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.12Amendment  (dated May 2, 2003) to Loan Agreement  dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank. (Exhibit 10.12 of Annual Report on Form 10-K for the fiscal year ended August 3, 2003).
10.13Asset Purchase  Agreement  dated as of February 1, 2000 between  Registrant and Robinson Laboratories,  Inc. (Exhibit 10.2 of Form 10-Q dated March 13,
     2000).
10.14Asset Purchase  Agreement  dated as of October 12, 2000 between  Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).
10.15Asset Purchase  Agreement dated as of March 29, 2004 between Registrant and
     Communication Techniques, Inc. (Exhibit 10.15 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.16Lease Agreement  dated March 1, 2000 between  Registrant and RSK Realty LTD
     (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
10.17Common Stock  Purchase  Agreement  dated as of  September  20, 2002 between
     Registrant and EW Simulation Technology, Limited. (Exhibit 10.17 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.18Trust Indenture dated as of October 19, 2001 between  Registrant,  and East
     Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee. (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.19Amendment  (dated  April 2, 2004) to Loan  Agreement  dated  June 19,  2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank. (Exhibit 10.19 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.20Asset Purchase Agreement dated as of September 1, 2004 between Registrant and Reliable System Services Corp. (Exhibit 10.20 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.21Amendment  dated  December 9, 2003 to Employment  Agreement  between Herley
     Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.21 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).

10.22Amendment  dated  December 9, 2003to  Employment  Agreement  between Herley
     Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.22 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.23Common  Stock  Purchase  Agreement  dated as of  February  1, 2005  between
     Registrant and Micro Systems, Inc. (Exhibit 2.1 of Form 8K dated February 7, 2005).
10.24Common  Stock  Purchase  Agreement  dated  as of  April  12,  2005  between
     Registrant and Innovative Concepts, Inc. (Exhibit 2.1 of Form 8K dated April 18, 2005).
10.25Amendment (dated June 9, 2005) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to AllFirst Bank, and Fulton Bank. (Exhibit 10.1 of Form 10-Q dated June 10, 2005).
23.1 Consent of BDO Seidman, LLP.
23.2 Consent of Deloitte & Touche LLP.
31.1 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     (1)  See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 30.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2005.

                                        HERLEY INDUSTRIES, INC.

                                        By: /S/  Lee N. Blatt
                                           ---------------------
                                           Lee N. Blatt, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 31, 2005 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt             Chairman of the Board
     -----------------------
            Lee N. Blatt

By:    /S/  Myron Levy               Vice Chairman of the Board
     -----------------------         Chief Executive Officer and Director
            Myron Levy               (Principal Executive Officer)


By:    /S/ Anello C. Garefino        Vice President Finance and
     ------------------------        Acting Chief Financial Officer
           Anello C. Garefino        (Principal Financial Officer)

By:    /S/  John A. Thonet           Secretary and Director
     ------------------------
           John A. Thonet

By:    /S/ Carlos C. Campbell        Director
     ------------------------
         Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.    Director
     ---------------------------
         Edward K. Walker, Jr.

By:    /S/ Robert M. Moore           Director
     -----------------------
         Robert M. Moore

By:    /S/ Edward A. Bogucz          Director
     -----------------------
         Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                   Column B             Column C                Column D      Column E
              --------                   --------            Additions                 Amount       --------
                                                       ---------------------           written
                                        Balance at     Charged to                      off         Balance at
                                         beginning     costs and                       against      end of
             Description                 of period      expenses       Other           reserve      period
             -----------                ----------     ---------       -----           -------     ----------
Valuation accounts deducted
    from assets to which they
    apply:

July 31, 2005:
Inventory                                   $ 3,938       $ 804  $          -            $ 250       $ 4,492

August 1, 2004:
Inventory                                   $ 2,739       $ 859  $      1,241 (1)        $ 901       $ 3,938

August 3, 2003:
Inventory                                   $ 2,407       $ 526  $          -            $ 194       $ 2,739

(1) Represents valuation reserves acquired through the acquisition of CTI of $715 and a reclassification of $526 previously included as an offset in raw material inventory.

All other Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data


                            HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                  F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of July 31, 2005 and August 1, 2004                    F-4

     Consolidated Statements of Income for the 52 weeks ended July 31, 2005
     and August 1, 2004, and 53 weeks ended August 3, 2003                                 F-5

     Consolidated Statements of Shareholders' Equity for the 52 weeks ended July 31,
        2005 and August 1, 2004, and 53 weeks ended August 3, 2003                         F-6

     Consolidated Statements of Cash Flows for the 52 weeks ended July 31, 2005
            and August 1, 2004, and the 53 weeks ended August 3, 2003                      F-7

     Notes to Consolidated Financial Statements                                            F-8


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Herley Industries, Inc.
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheet of Herley Industries, Inc. and subsidiaries (the "Company") as of July 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended July 31, 2005. We have also audited the financial statement schedule listed in the index at Item 15 as it relates to the year ended July 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended August 1, 2004 and August 3, 2003 were audited by other auditors who have expressed an unqualified opinion on those financial statements in their report dated October 14, 2004.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herley Industries, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the year ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herley Industries, Inc. internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) and our report dated October 7, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
October 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herley Industries, Inc.
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheet of Herley Industries, Inc. and subsidiaries (the Corporation) as of August 1, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended August 1, 2004. Our audits also included the financial statement schedule for the years ended August 1, 2004 and August 3, 2003, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herley Industries, Inc. and subsidiaries at August 1, 2004, and the results of their operations and their cash flows for each of the two years in the period ended August 1, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended August 1, 2004 and August 3, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
October 14, 2004

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          July 31,       August 1,
                                                                                            2005            2004
                                                                                         ------------    -----------
                             ASSETS
Current Assets:
          Cash and cash equivalents                                                    $      20,331   $     66,181
          Trade accounts receivable                                                           27,258         24,664
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts                                             16,058         14,210
          Other receivables                                                                    1,414            576
          Inventories, net of allowance of $4,492 in 2005
            and $3,938 in 2004                                                                53,668         44,909
          Deferred taxes and other                                                             3,782          3,579
                                                                                         ------------    -----------
                                    Total Current Assets                                     122,511        154,119
Property, Plant and Equipment, net                                                            29,461         25,968
Goodwill                                                                                      70,831         35,165
Intangibles, net of accumulated amortization of $1,680 in 2005
          and $752 in 2004                                                                    20,554          4,555
Other Investments                                                                                 62            264
Other Assets                                                                                     682            900
                                                                                         ------------    -----------
                                                                                       $     244,101   $    220,971
                                                                                         ============    ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                            $         797   $        804
          Accounts payable and accrued expenses                                               24,477         17,514
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                         538          1,303
          Income taxes payable                                                                 3,760          2,091
          Reserve for contract losses                                                            630            954
          Advance payments on contracts                                                        3,966          1,180
                                                                                         ------------    -----------
                                    Total Current Liabilities                                 34,168         23,846
Long-term Debt                                                                                 5,000          5,845
Other Long-term Liabilities                                                                    1,042            932
Deferred Income Taxes                                                                          6,254          4,848
                                                                                         ------------    -----------
                                                                                              46,464         35,471
                                                                                         ------------    -----------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized
            20,000,000 shares; issued and outstanding
            14,389,625 in 2005 and 14,220,508 in 2004                                          1,439          1,422
          Additional paid-in capital                                                         109,118        107,671
          Retained earnings                                                                   85,932         75,151
          Accumulated other comprehensive income                                               1,148          1,256
                                                                                         ------------    -----------
                                    Total Shareholders' Equity                               197,637        185,500
                                                                                         ------------    -----------
                                                                                       $     244,101   $    220,971
                                                                                         ============    ===========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                                        Fifty-three
                                                                  Fifty-two weeks ended                 weeks ended
                                                               July 31,             August 1,            August 3,
                                                                 2005                  2004                2003
                                                           ------------------     ---------------      --------------
Net sales                                                $           151,415    $        122,154     $       110,223
                                                           ------------------     ---------------      --------------

Cost and expenses:
       Cost of products sold                                         106,441              79,505              73,222
       Selling and administrative expenses                            30,305              23,047              17,334
                                                           ------------------     ---------------      --------------
                                                                     136,746             102,552              90,556
                                                           ------------------     ---------------      --------------

       Income from operations                                         14,669              19,602              19,667
                                                           ------------------     ---------------      --------------
Other income (expense), net
       Investment income                                                 934                 674               1,113
       Interest expense                                                 (286)               (326)               (344)
       Foreign exchange (loss)                                          (291)               (194)            -
                                                           ------------------     ---------------      --------------
                                                                         357                 154                 769
                                                           ------------------     ---------------      --------------

        Income before income taxes                                    15,026              19,756              20,436
Provision for income taxes                                             4,245               6,083               6,499
                                                           ------------------     ---------------      --------------

       Net income                                        $            10,781    $         13,673     $        13,937
                                                           ==================     ===============      ==============

Earnings per common share - Basic                        $        .75           $      .97           $      .97
                                                           ==================     ===============      ==============

       Basic weighted average shares                            14,310                14,105              14,317
                                                           ==================     ===============      ==============

Earnings per common share - Diluted                      $        .72           $      .92           $      .93
                                                           ==================     ===============      ==============

       Diluted weighted average shares                          14,969                14,896              15,031
                                                           ==================     ===============      ==============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 Fifty-two weeks ended July 31, 2005 and August 1, 2004, and the fifty-three weeks ended August 3, 2003
                        (In thousands except share data)
                                                                                                           Accumulated
                                                                     Additional                              Other
                                                  Common Stock        Paid-in       Retained   Treasury   Comprehensive
                                              Shares       Amount     Capital       Earnings    Stock     Income (loss)   Total
                                             ----------    ------    ----------    ---------   --------   -------------  --------
Balance at July 28, 2002                     14,680,960  $  1,468      116,579      47,541        -              (230)  $ 165,358

Exercise of stock options                       227,799        23        1,971                                              1,994
Tax benefit upon exercise of stock
  options                                                                  575                                                575
Purchase of 939,608 shares of treasury stock                                                   (14,668)                   (14,668)
Retirement of treasury shares                  (939,608)      (94)     (14,574)                 14,668                        -
                                             ----------    -------    ---------    --------    --------  -------------   --------
     Subtotal                                13,969,151     1,397      104,551      47,541        -              (230)    153,259
                                             ----------    -------    ---------    --------    --------  -------------   --------

Net income                                                                          13,937                                 13,937
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                              18          18
   Unrealized gain on interest rate swap                                                                           47          47
   Foreign currency translation (loss)                                                                            (19)        (19)
                                                                                                                         --------
Comprehensive income                                                                                                       13,983
                                             ----------    -------    ---------    --------    --------  -------------   --------

Balance at August 3, 2003                    13,969,151  $  1,397      104,551      61,478        -              (184)  $ 167,242

Exercise of stock options                       251,357        25        2,433                                              2,458
Tax benefit upon exercise of stock
  options                                                                  687                                                687
                                             ----------    -------    ---------    --------    --------  -------------   --------
     Subtotal                                14,220,508     1,422      107,671      61,478        -              (184)    170,387
                                             ----------    -------    ---------    --------    --------  -------------   --------

Net income                                                                          13,673                                 13,673
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                              49          49
   Unrealized (loss) on interest rate swap                                                                        (23)        (23)
   Foreign currency translation gain                                                                            1,414       1,414
                                                                                                                         --------
Comprehensive income                                                                                                       15,113

                                             ----------    -------    ---------    --------    --------  -------------   --------

Balance at August 1, 2004                    14,220,508  $  1,422      107,671      75,151        -             1,256   $ 185,500

Exercise of stock options                       329,349        33        3,501                                              3,534
Tax benefit upon exercise of stock
  options                                                                  658                                                658
Purchase of 160,232 shares of treasury stock                                                    (2,728)                    (2,728)
Retirement of treasury shares                  (160,232)      (16)      (2,712)                  2,728                       -
                                             ----------    -------    ---------    --------    --------  -------------   --------
     Subtotal                                14,389,625     1,439      109,118      75,151        -             1,256     186,964
                                             ----------    -------    ---------    --------    --------  -------------   --------

Net income                                                                          10,781                                 10,781
Other comprehensive income (loss) net of tax:
    Unrealized loss on
        available-for-sale securities                                                                              (1)         (1)
   Unrealized gain on interest rate swap                                                                           18          18
   Foreign currency translation (loss)                                                                           (125)       (125)
                                                                                                                         --------
Comprehensive income                                                                                                       10,673


                                             ----------    -------    ---------    --------    --------  -------------   --------

Balance at July 31, 2005                     14,389,625     1,439      109,118      85,932        -             1,148     197,637
                                             ==========    =======    =========    ========    ========  =============   ========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Fifty-three
                                                                   Fifty-two weeks ended      weeks ended
                                                                    July 31,     August 1,     August 3,
                                                                      2005         2004           2003
                                                                   ---------     ---------     ----------
Cash flows from operating activities:
      Income from continuing operations                          $   10,781    $   13,673    $    13,937
                                                                   ---------     ---------     ----------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                              5,683         4,244          4,302
           Foreign exchange (gain) loss                                 (20)          753            -
           Gain on sale of marketable securities                        (22)          -              -
           Gain on sale of fixed assets                                  (8)          -              (17)
           Equity in income of limited partnership                      (54)          (10)           (16)
           Decrease (increase) in deferred tax assets                   403          (316)          (232)
           Increase (decrease) in deferred tax liabilities            1,397          (109)         1,048
           Changes in operating assets and liabilities:
               Decrease (increase) in trade accounts receivable       2,590        (6,923)        (2,039)
               Increase in costs incurred and income
                  recognized in excess of billings on
                  uncompleted contracts                              (1,626)       (7,250)        (1,258)
               (Increase) decrease in other receivables                (576)          251           (380)
               Increase in inventories                               (3,789)       (5,806)        (3,846)
               (Increase) decrease in deferred taxes and other         (430)           31            (52)
               Increase in accounts payable
                 and accrued expenses                                   925         3,431            491
               (Decrease) increase in billings in excess of
                 costs incurred and income recognized
                 on uncompleted contracts                            (1,596)        1,303            -
               Increase in income taxes payable                       2,306           108          3,627
               Decrease in accrual for contract losses                 (500)         (240)          (668)
               (Decrease) increase in advance payments on contracts  (2,749)          324           (515)
               Other, net                                               253           146            185
                                                                   ---------     ---------     ----------
                    Total adjustments                                 2,187       (10,063)           630
                                                                   ---------     ---------     ----------
           Net cash provided by continuing operations                12,968         3,610         14,567
                                                                   ---------     ---------     ----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired               (51,407)      (14,914)        (2,542)
      Acquisition of technology license                              (2,300)          -              -
      Proceeds from sale of securities                                  165           -              -
      Proceeds from sale of fixed assets                                 17            19             25
      Partial distribution from limited partnership                     109            55             49
      Capital expenditures                                           (5,404)       (5,884)        (3,876)
                                                                   ---------     ---------     ----------
           Net cash used in investing activities                    (58,820)      (20,724)        (6,344)
                                                                   ---------     ---------     ----------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants, net       3,534         2,458          1,994
      Payments of long-term debt                                       (804)         (686)          (236)
      Purchase of treasury stock                                     (2,728)          -          (14,668)
                                                                   ---------     ---------     ----------
           Net cash provided by (used in) financing activities            2         1,772        (12,910)
                                                                   ---------     ---------     ----------

           Net decrease in cash and cash equivalents                (45,850)      (15,342)        (4,687)

Cash and cash equivalents at beginning of period                     66,181        81,523         86,210
                                                                   ---------     ---------     ----------
Cash and cash equivalents at end of period                       $   20,331    $   66,181    $    81,523
                                                                   =========     =========     ==========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations
     --------------------

     The Company, a Delaware corporation, is engaged in research, engineering, product development, and manufacturing of complex microwave radio frequency
     (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide.

2.   Fiscal Year
     -----------

     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year will consist of 53 weeks. Fiscal year 2003 consisted of 53 weeks and all other fiscal years presented consisted of 52 weeks.

3.   Basis of Financial Statement Presentation
     -----------------------------------------

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

4.   Cash and Cash Equivalents
     -------------------------

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

5.   Concentration of Credit Risk
     ----------------------------

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

6.   Inventories
     -----------

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

7.   Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

8.   Goodwill and Other Intangible Assets
     ------------------------------------

     The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No.142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed  in the  fourth  quarter  of each  fiscal  year  and  any  future impairment of goodwill will be charged to operations. There was no impairment in goodwill at July 31, 2005 based on current market capitalization of the Company.

     The change in the carrying amount of goodwill for the years ended July 31, 2005 and August 1, 2004, is principally based upon the fair value of assets acquired and liabilities assumed related to the acquisitions of CTI in fiscal 2004 and RSS, MSI and ICI in fiscal 2005, as follows (in thousands):

          Balance at August 3, 2003                            $ 25,729
             Goodwill acquired during period (1)                  8,725
             Foreign currency translation adjustment (2)            711
                                                                -------
          Balance at August 1, 2004                            $ 35,165
             Goodwill acquired during the period (3)             35,793
             Foreign currency translation adjustment (2)           (155)
             Other adjustments                                       28
                                                                -------
          Balance at July 31, 2005                             $ 70,831
                                                                =======

_________
(1)  Related to the acquisition of CTI in fiscal 2004 (See Note B).
(2)  Related to the acquisition of EWST in fiscal 2003 (See Note B).
(3)  Related to the  acquisitions  of RSS,  MSI and ICI in fiscal 2005 (See Note
     B).

Intangibles consist of the following (in thousands):

                                                                    July 31,   August 1, Estimated
                                                                     2005        2004    useful life
                                                                     ------    --------  -----------
   Trademarks (acquired with MSI and ICI)                          $  2,800     $   -    Indefinite
   Technology (acquired with EWST, MSI and ICI)                      12,421       3,421  10-15 years
   Drawings                                                             800         800  15 years
   Patents                                                              568         568  14 years
   Backlog                                                            3,125         325  2-5 years
   Non-compete                                                           31          31  5 years
   Foreign currency translation adjustment                              189         162
                                                                     ------      ------
                                                                     19,934       5,307
   Accumulated amortization                                           1,680         752
                                                                     ------      ------
                                                                     18,254       4,555
   Technology license (for millimeter wave
   applications; purchased from Xytrans)                              2,300         -    (see below)
                                                                     ------      ------
                                                                   $ 20,554     $ 4,555
                                                                     ======       =====

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

In the fourth quarter of fiscal 2005, Xytrans had achieved certain of the development milestones on the missile program discussed above, and the Company made additional contingent payments totaling $300,000. In the first quarter of fiscal 2006 (as of October 14, 2005), additional contingent payments totaling $375,000 were made by the Company.

The investment in this licensed technology of $2,300,000 as of July 31, 2005 is included in the Consolidated Balance Sheet under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize a portion of the costs associated with this agreement against the related revenues, and may allocate some of the value of this technology to the specific patents acquired. In the event that some of the value is allocated to specific patents, then that value would be amortized over the remaining life of the patent. At this point, the portion of this technology investment that should be allocated to any particular patent is not estimatable.

Amortization  expense  related to Intangibles for the fifty-two weeks ended July
31,  2005  and  August  1,  2004,  was  approximately   $928,000  and  $349,000,
respectively.

Estimated aggregate amortization expense for each of the next five fiscal years, is as follows (in thousands):

                        2006    $ 1,788
                        2007      1,788
                        2008      1,782
                        2009      1,782
                        2010      1,502

9.   Marketable Securities
     ---------------------

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

10.  Other Investments
     -----------------

     The Company is a limited partner in a non-marketable limited partnership in which it owns approximately a 10% interest. The investment is accounted for under the equity method (See Note D.)

11.  Revenue and Cost Recognition
     ----------------------------

     The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Substantially all of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits are recognized on these contracts using the percentage of completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of manufacturing costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

12.  Product Development
     -------------------

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $5,018,000, $5,422,000, and $3,083,000 in fiscal 2005, 2004, and 2003, respectively, and are included in cost of products sold.

13.  Income Taxes
     ------------

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

14.  Stock-Based Compensation
     ------------------------

     The Company has various fixed stock option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Because the exercise price of the employee stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair-value-based method of accounting for employee stock options, employee stock purchase plans and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income and net income per share as if the fair-value-based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents below the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

     In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. As a result of this action, options to purchase approximately 307,000 shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made in lieu of certain discretionary cash bonuses, and to reduce compensation expense that might be recorded in future periods following the Company's adoption of SFAS 123(R). The Board of Directors further believes that the acceleration is consistent with possible changes to the Company's overall equity compensation approach, which is expected to include a reduced use of stock options. The SFAS 123 pro forma stock-based compensation costs of approximately $4,587,000 (net of taxes) for the year ended July 31, 2005 in the table below includes a charge of approximately $900,000 (net of taxes) as a result of the acceleration.

     Pro forma Disclosures

     Pro forma information regarding net income and net income per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock option plans using the fair value method of SFAS 123 as amended by SFAS 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                   2005          2004 and 2003
                                                   ----          -------------
             Expected life of options              .84 years          1.51 years
             Volatility                            .86                .68
             Risk-free interest rate               3.8%               2.8%
             Dividend yield                        zero               zero

     For purposes of pro forma disclosures, compensation costs for stock options granted in fiscal years 2005, 2004, and 2003, based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows (in thousands except per share data):

                                          2005         2004          2003
                                          ----         ----          ----
Net income  -  as reported              $ 10,781     $ 13,673      $ 13,937
Deduct: total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects       (4,587)        (627)       (1,926)
                                          ------      -------       -------
Net income  -  pro forma                $  6,194     $ 13,046      $ 12,011
                                          ======      =======       =======

Earnings per share  -  as reported
     Basic                               $0.75        $0.97         $0.97
     Diluted                              0.72         0.92          0.93
Earnings per share  - pro forma
     Basic                               $0.43        $0.92         $0.84
     Diluted                              0.41         0.88          0.80

     On December 16, 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation method. Pro forma disclosure will no longer be an alternative.

     SFAS 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 15, 2005, the SEC amended the date for compliance with SFAS 123(R) to be the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Therefore, the Company will prepare its financial statements in accordance with SFAS 123(R) beginning on August 1, 2005. In accordance with SFAS 123(R), companies may elect to use either the modified- prospective or modified-retrospective transition method. The Company expects to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

     The adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123(R) in fiscal 2006 and beyond cannot be predicted at this time because it will depend upon various factors including levels of share-based awards granted in the future and the Company's future compensation strategy.

     If the Company had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma disclosure above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

     The pro forma compensation costs presented in the table above and in prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods. As of the date of this filing, the Company is still evaluating the option pricing model that it will use to estimate the fair value of its options when SFAS 123(R) becomes effective.

15.  Foreign Currency Translation
     ----------------------------

     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Foreign currency translation' component of "Accumulated other comprehensive income" in the accompanying consolidated statements of shareholders' equity.

16.  Derivatives
     -----------

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

17.  Comprehensive Income

     The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity, which includes net income, unrealized gain (loss) on available-for sale securities, unrealized gain (loss) on interest rate swap, and foreign currency translation gain (loss), net of related income taxes. Substantially all the amount included in other comprehensive income relates to the effects of foreign exchange translation gains and losses.

18.  New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of APB No. 43, Chapter 4" ("SFAS 151.") SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company will adopt this pronouncement beginning with the first quarter of fiscal 2006, and does not expect that the adoption of SFAS 151 will have a material impact on its consolidated financial position or result of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective August 1, 2005. The Company does not expect SFAS No. 153 to have a material impact on it consolidated financial position or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R.") SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows."

     SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. SFAS 123R will be effective for the Company beginning with the first quarter of fiscal 2006.

     The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note A 14
     - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements for the estimated impact on net income and net income per diluted share amounts of recording share-based payments in the Consolidated Statements of Income using a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock options.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FASB Interpretation No. 47 to have a material impact on its consolidated financial position or results of operations.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154.") SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Charges in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position or results of operations.

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

     The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation of Melbourne, Florida for $3,725,000 in cash. The results of operations of RSS are included in the consolidated financial statements from September 1, 2004. The Company operates the business as a wholly-owned subsidiary under the name Herley-RSS, Inc. ("RSS"). RSS was acquired by Herley in order to capitalize on its synergies with Herley's other product lines, particularly in "over the horizon" command and control (C2) systems for drones and targets. RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide.

     The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida for a payment of $21,473,328 in cash and the assumption of certain liabilities. The results of operations of MSI are included in the consolidated financial statements from February 1, 2005. MSI was acquired by Herley in order to capitalize on its synergies with Herley's legacy product lines, consolidate operations, addition of engineers and increase its capabilities in the area of control avionics, and target control systems. MSI is a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.

     The Company entered into an agreement as of April 1, 2005 to acquire all of the capital stock of Innovative Concepts, Inc. ("ICI"), McLean, Virginia for cash payments, including the assumption and payment of certain liabilities, of $24,378,330. The results of operations of ICI are included in the consolidated financial statements from April 1, 2005. ICI was acquired by Herley in order to capitalize on its tactical data link technology for exchange of digital information. ICI has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry.

     All of the acquisitions completed by the Company are accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

     For the four acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

       Acquisition                             CTI                  RSS                  MSI                 ICI
       Effective Date                     March 29, 2004     September 1, 2004    February 1, 2005      April 1, 2005
       --------------                     --------------     -----------------    ----------------      -------------
       Current assets                        $  2,861              $   483             $  1,534            $  8,759
       Property, plant and equipment            1,492                   72                2,038                 681
       Other assets                               -                    -                      1                 -
       Intangible assets                        3,200                  -                  4,400              10,200
       Goodwill                                 8,753                3,456               15,148              17,189
       Current liabilities                     (1,392)                (258)              (2,436)             (9,860)
                                             --------              -------             --------            --------
       Aggregate purchase price              $ 14,914              $ 3,753             $ 20,685            $ 26,969
                                             ========              =======             ========            ========

     The Company's consolidated financial statements reflect preliminary estimates of the fair value of the ICI assets acquired and liabilities assumed and the related allocations of the purchase price. The final determination of the fair value of liabilities assumed and final allocation of the purchase price is expected to be completed no later than the third quarter of fiscal 2006, and may differ from the amounts included in the accompanying consolidated financial statements.

     Goodwill resulting from these acquisitions is based on the excess of the amounts paid over the estimated fair value of the net assets acquired, and is tax deductible.

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $278,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                              July 31,          August 1,
                                                                2005              2004
                                                              --------          ---------
           Purchased parts and raw materials                   $ 23,838         $ 23,555
           Work in process                                       32,026           22,878
           Finished products                                      2,296            2,412
                                                               --------         --------
                                                                 58,160           48,846
           Less reserve                                           4,492            3,938
                                                               --------         --------
                                                               $ 53,668         $ 44,909
                                                               ========         ========

NOTE D - OTHER INVESTMENTS

     In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 31, 2005 and August 1, 2004 the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The partnership is in the process of being liquidated and accordingly the Company received partial distributions of approximately $109,000 and $55,000 from the Partnership in fiscal 2005 and 2004, respectively. As of July 31, 2005 the Company's limited partnership interest had a carrying value of approximately $62,000, based on the equity method of accounting.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                                 July 31,        August 1,    Estimated
                                                   2005            2004      Useful Life
                                                -----------     ----------   -----------
Land                                           $  4,006        $  3,781
Building and building improvements               12,011          10,043     10-40 years
Machinery and equipment                          48,014          43,225      5- 8 years
Furniture and fixtures                            1,581           1,347      5-10 years
Automobiles                                          18               7         3 years
Leasehold improvements                            2,418           1,526      5-10 years
                                                 ------          ------
                                                 68,048          59,929
Less accumulated depreciation                    38,587          33,961
                                                 ------          ------
                                               $ 29,461        $ 25,968
                                                 ======          ======

     Depreciation charges totaled approximately $4,626,000, $3,796,000, and $3,944,000 in fiscal 2005, 2004, and 2003, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for the 52 weeks ended July 31, 2005 and August 1, 2004, and the 53 weeks ended August 3, 2003, was approximately $2,834,000, $1,749,000, and $1,393,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

                                 Amount
                                 ------
     Year ending fiscal 2006    $ 2,876
                        2007      2,670
                        2008      2,959
                        2009      2,963
                        2010        692
                       Future     4,935

     Employment Agreements
     ---------------------

     The Company has employment agreements with certain executives of the Company which expire December 31, 2009, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreements provide for aggregate annual salaries as of July 31, 2005 of $1,460,000 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company. Incentive compensation in the amount of $1,138,000, and $2,214,000 (including a supplemental payment of $650,000 for fiscal 2003) was charged to expense in fiscal years 2005 and 2004, respectively.

     The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 31, 2005, the amount payable in the event of such termination would be approximately $16,797,000. The agreements also provide for consulting periods, one for five and one for ten years, at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

     An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

     Eight officers of the Company have severance agreements providing for an aggregate lump-sum payment of $2,970,000 through September 30, 2006 in the event of a change of control of the Company as defined in the agreements.

     Litigation
     ----------

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

     On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. Section 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

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

     On October 18, 2002, the Court entered a final judgment consistent with the above, and both parties filed post-trial motions. Additionally, as the prevailing party in connection with the claims asserted by RLI relating to the earn-out stock, as well as claims advanced relating to the various breaches of the Asset Purchase Agreement, Herley filed a petition for fees and costs against both RLI and Robinson on November 27, 2002 for approximately $2,000,000. RLI and Robinson also filed petitions to recover attorneys' fees of approximately $240,000 for certain claims in which they contend that they were the prevailing party. On February 5, 2003, the Court denied the post-trial motions filed by the parties, thus leaving the jury verdict undisturbed.

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

     On June 10, 2005, Herley reached an agreement with Robinson, RLI and Holt under which Herley agreed to pay Robinson $260,000 for the attorneys fees awarded to him by the New York Court. Further, all claims, counterclaims and appeals in Herley Industries, Inc. v. Benjamin Robinson and Frank Holt, Docket No. 04-E-0266 and Herley Industries, Inc. v. RH Laboratories, Inc., Stephen Robinson and Michael Gravelese, No. 02-11140 (D. Mass), were dismissed with prejudice. Based upon this agreement, the Company recorded a provision in the third quarter of fiscal 2005 to account for this settlement. The settlement was paid in the fourth quarter of fiscal 2005.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

          Stand-by Letters of Credit
          --------------------------

     The Company maintains a letter of credit facility with a bank that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires January 31, 2007. At July 31, 2005 stand-by letters of credit aggregating approximately $10,703,000 were outstanding under this facility.

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):

                                                        52 weeks ended     53 weeks ended
                                                        --------------     --------------
                                                      July 31,   August 1,    August 3,
                                                        2005       2004          2003
Current                                                 ----       ----          ----
                  Federal                             $ 2,772    $ 5,514       $ 5,465
                  State                                   344        549           533
                  Foreign                                  30        431           379
                                                        -----      -----         -----
                                                        3,146      6,494         6,377
Deferred
                  Federal                                 992       (372)         (233)
                  State                                    94        (44)          (23)
                  Foreign                                  13          5           378
                                                        -----      -----         -----
                                                        1,099       (411)          122
                                                        -----      -----         -----
                                                      $ 4,245    $ 6,083       $ 6,499
                                                        =====      =====         =====


     The Company paid income taxes of approximately $546,000, $5,496,000, and $4,164,000 in fiscal 2005, 2004, and 2003, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                                52 weeks ended               53 weeks ended
                                                                --------------               --------------
                                                        July 31,            August 1,            August 3,
                                                          2005                2004                 2003
Current                                                   ----                ----                 ----
         Statutory income tax rate                        35.0 %              35.0 %               34.0 %
         State income taxes, net of
            Federal income tax benefit                     1.9                 1.7                  1.7
         Benefit of extra territorial income              (1.1)               (1.4)                (1.0)
         Non-deductible expenses                           0.7                 0.6                  0.6
         Benefit of foreign and
            foreign-source income                         (1.0)               (3.9)                (3.4)
         Research and development credits                 (5.7)               (1.0)                  -
         Tax exempt interest                              (1.3)                 -                    -
         Other, net                                       (0.2)               (0.2)                (0.1)
                                                          ----                ----                 ----
            Effective tax rate                            28.3 %              30.8 %               31.8 %
                                                          ====                ====                 ====

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                          July 31, 2005               August 1, 2004
                                 -------------------------     ------------------------
                                 Deferred        Deferred      Deferred      Deferred
                                   Tax              Tax           Tax           Tax
                                  Assets        Liabilities     Assets      Liabilities
                                 --------      ------------    --------     -----------
Intangibles                       $   -         $ 3,060         $   -         $ 2,186
Accrued vacation pay                  396           -               335           -
Accrued bonus                         318           -               583           -
Warranty costs                        279           -               297           -
Inventory                           1,348           -             1,256           -
Depreciation                          -           3,194             -           2,662
Contract losses                        69           -               221            -
Net operating loss
   carry-forwards                     230           -               230            -
Other                                 146           -               267            -
                                    -----         -----           -----         -----
                                  $ 2,786       $ 6,254         $ 3,189       $ 4,848
                                    =====         =====           =====         =====

     As of July 31, 2005 the Company has available net operating loss carry-forwards for state income tax purposes of approximately $3,600,000 with expiration dates ranging from 2022 to 2024.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                             July 31,  August 1,
                                             Rate             2005       2004
                                       --------------------  -------   --------
Revolving loan facility (a)            4.75% and 5.29%     $   -        $  -
Mortgage note (b)                      7.43%                 2,431        2,524
Industrial Revenue Bonds (c)           4.07%                 2,700        2,805
Note for acquired business (d)         1.80%                   586        1,212
Other                                                           80          108
                                                             -----        -----
                                                             5,797        6,649
Less current portion                                           797          804
                                                             -----        -----
                                                           $ 5,000      $ 5,845
                                                             =====        =====

(a) In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 3.25% and 3.49%, respectively, at July 31, 2005. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at July 31, 2005 and August 1, 2004.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at July 31, 2005.

(b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359, including interest at a fixed rate of 7.43%, and is based upon a twenty year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,861,000.

     The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage, and restrictions on other borrowings. The Company is in compliance with all covenants at July 31, 2005. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 31, 2005 and August 1, 2004, and are being amortized over the term of the loan (10 years).

(c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at July 31, 2005 was 2.48%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster Pennsylvania, and for manufacturing equipment.

     The Bonds are secured by a letter of credit expiring October 18, 2006 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage is approximately $1,723,000 at July 31, 2005.

(d) In connection with the acquisition of EWST as of September 1, 2002, the Company issued a note for 1,000,000 Pounds Sterling, including interest at 1.8%, payable in annual installments of 333,334 Pounds Sterling beginning October 1, 2003. Based on the spot rate of exchange at July 31, 2005 of
     1.7593 the U.S. Dollar equivalent of the annual installments is approximately $586,000.

     The Company paid interest in 2005, 2004 and 2003 of approximately $304,000, $314,000 and $355,000, respectively.

     Future payments required on long-term debt are as follows (in thousands):

                          Fiscal year ending during:     Amount
                                     2006               $   797
                                     2007                   223
                                     2008                   236
                                     2009                   251
                                     2010                   266
                                    Future                4,024
                                                          -----
                                                        $ 5,797

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                                                      July 31,       August 1,
                                                                        2005           2004
                                                                     --------        --------
         Accounts payable                                            $ 13,756        $ 10,089
         Accrued payroll costs and bonuses                              5,010           4,987
         Accrued commissions                                            1,643             692
         Accrued royalties                                                 37               8
         Accrued legal and accounting fees                                533             240
         Accrued warranty costs                                           799             580
         Accrued rent expense                                             996             197
         Unearned income                                                   56              81
         Other accrued expenses                                         1,645             640
                                                                      -------         -------
                                                                     $ 24,475        $ 17,514
                                                                      =======         =======

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 30% of their salaries to the Plan. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be make to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $1,038,000 (including approximately $268,000 related to the acquisitions of MSI, ICI, and RSS), $618,000 and $513,000 under the Plan for the 52 weeks ended July 31, 2005 and August 1, 2004, and 53 weeks ended August 3, 2003, respectively.

     The Company's Israeli subsidiary provides for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is carried in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets and was $1,042,000 and $932,000 at July 31, 2005 and August 1, 2004, respectively.
     The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $110,000, $313,000 and $353,000 for fiscal years 2005, 2004 and 2003, respectively.

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

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $278,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                                                52 weeks ended               53 weeks
                                                                                --------------                 ended
                                                                         July 31,          August 1,          August 3,
                                                                           2005              2004               2003
                                                                      ----------------  ----------------  ----------------
     Numerator:
Net Income                                                               $ 10,781          $ 13,673          $ 13,673
                                                                           ======            ======            ======

     Denominator:
Basic weighted-average shares                                              14,310            14,105            14,317
Effect of dilutive securities:
     Employee stock options                                                   659               791               714
                                                                           ------            ------            ------
 Diluted weighted-average shares                                           14,969            14,896            15,031
                                                                           ======            ======            ======

Stock options              not included in computation                        807                 4               702
                                                                              ===                 =               ===

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices ranging from $18.65 to $20.45 which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of July 31, 2005, expire at various dates through February 4, 2015.

NOTE M - SHAREHOLDERS' EQUITY

     The authorized shares of Common Stock of the Company are 20,000,000 shares.

     Summary of Stock Option Plans

     In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 993,500 shares were granted under the plan during fiscal year ended July 31, 2005. No options were granted under this plan during fiscal year ended August 1, 2004.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 53,000 shares were granted under the plan during fiscal year ended July 31, 2005. No options were granted under this plan during fiscal year ended August 1, 2004.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 29,500 and 40,000 shares were granted under this plan during the fiscal years ended July 31, 2005 and August 1, 2004, respectively.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 5,000 and 7,500 shares were granted under this plan during the fiscal years ended July 31, 2005 August 1, 2004, respectively.

     A summary of stock option activity under all plans for the 52 weeks ended July 31, 2005 and August 1, 2004, and the 53 weeks ended August 3, 2003 is as follows:


                                                                         Average
                                     Number           Price Range        Exercise
                                   of shares           per share          Price
                                   -----------   -------------------     ----------
Outstanding July 28, 2002            3,427,176   $    4.06  -  19.52       $ 11.92
Granted                                108,500       14.50  -  19.03       $ 17.68
Exercised                             (227,799)       4.06  -  13.10       $  8.80
Cancelled                               (9,650)       8.38  -  13.10       $ 11.36
                                   ------------     ----------------     ----------
Outstanding August 3, 2003           3,298,227   $    4.06  -  19.52       $ 12.33
Granted                                 53,500       17.32  -  20.45       $ 19.38
Exercised                             (253,598)       4.06  -  19.52       $  9.88
Cancelled                              (77,200)       8.38  -  17.67       $ 11.91
                                   ------------     ----------------     ----------
Outstanding August 1, 2004           3,020,929   $    4.06  -  19.52       $ 12.33
Granted                              1,081,000       17.98  -  19.94       $ 18.29
Exercised                             (329,349)      16.54  -  20.60       $ 18.55
Canceled                               (37,050)       8.38  -  19.83       $ 17.08
                                   ------------     ----------------     ----------
Outstanding July 31, 2005            3,735,530   $    4.06  -  20.45       $ 14.41
                                   ============

     Options Outstanding and Exercisable by Price Range as of July 31, 2005, with expiration dates ranging from August 18, 2005 to May 2, 2015 are as follows:

                                       Average         Weighted                     Weighted
   Range of Exercise      Number      Remaining        Average         Number        Average
        Prices         Outstanding  Contractual Life Exercise Price  Exercisable  Exercise Price
   -----------------   -----------  ---------------- --------------  -----------  --------------
       $ 4.06 -  9.30     803,080        3.88          $ 8.39           803,080      $  8.39
         9.54 - 13.10   1,140,250        5.17          $ 11.95        1,140,250      $ 11.95
        14.25 - 17.42      50,200        4.70          $ 16.12           50,200      $ 16.12
        17.98 - 17.98     873,000        7.06          $ 17.98          700,000      $ 17.98
        18.39 - 20.45     869,000        5.68          $ 19.53          869,000      $ 19.53
                        ---------        ----          -------        ---------      -------
       $ 4.06 - 20.45   3,735,530        5.45          $ 14.41        3,562,530      $ 14.24
                        =========                                     =========

     In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. See Note A-14 of Notes to Consolidated Financial Statements.

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

     Revenues for fiscal years 2005, 2004 and 2003 were as follows: defense electronics, $138,071,000, $113,172,000 and $103,746,000, respectively; and
     commercial   technologies,   $13,344,000,   $8,982,000,   and   $6,477,000,
     respectively. In fiscal 2004 defense electronics includes revenues of $1,078,000, and commercial technologies includes revenue of $3,045,000 attributable to the CTI acquisition as of March 29, 2004. In fiscal 2005 defense electronics includes revenues of $6,660,000, and commercial technologies includes revenue of $8,633,000 attributable to the CTI acquisition. (See Note B.)

     Net sales to the U.S. Government in fiscal 2005, 2004 and 2003 accounted for approximately 25%, 17% and 25% of net sales, respectively. The Northrop Grumman accounted for approximately 11% of net sales in fiscal 2005. No other customer accounted for shipments in excess of 11% of consolidated net sales during the periods presented. Foreign sales amounted to approximately $39,952,000 (including $7,351,000 in sales for EWST), $39,855,000
     (including $9,262,000 in sales for EWST), and $39,646,000 in fiscal 2005, 2004 and 2003, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                               2005            2004          2003
                                               ----           -----          ----
                United States               $ 131,326       $ 100,746     $  88,294
                Israel                         12,738          12,305        10,717
                England                         7,351           9,103        11,212
                                              -------         -------       -------
                                            $ 151,415       $ 122,154     $ 110,223
                                              =======         =======       =======

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                               2005             2004
                                               ----             ----
                United States                $ 24,318          $ 21,544
                Israel                          4,376             3,499
                England                           767               925
                                               ------            ------
                                             $ 29,461          $ 25,968
                                               ======            ======

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $80,000 as of July 31, 2005. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended July 31, 2005 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                             July 31, 2005
                                             -------------
                                     Carrying Amount  Fair Value
                                     ---------------  ----------
Cash and cash equivalents            $   20,331      $   20,331
Long-term debt                            5,000           5,385

NOTE Q - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the 52 weeks ended July 31, 2005 and August 1, 2004 (in thousands, except for per share data).

2005                                              October 31,        January 30,         May 1,         July 31,
----                                                 2004               2005              2005            2005
                                                  -----------        -----------         ------         --------
Net sales                                       $      33,590             33,754         41,266         42,805
Gross profit                                           10,859              9,880         13,421         11,398

Net income                                      $       3,553              2,077          3,627          1,524
                                                        =====              =====          =====          =====
Earnings per common share - Basic               $        0.25               0.14           0.25           0.11
                                                         ====               ====           ====           ====
Basic weighted average shares                          14,252             14,335         14,313         14,340
                                                       ======             ======         ======         ======
Earnings per common share - Diluted             $        0.24               0.14           0.24           0.10
                                                         ====               ====           ====           ====
Diluted weighted average shares                        14,936             15,044         14,936         14,952
                                                       ======             ======         ======         ======

2004                                                November 2,      February 1,         May 2,        August 1,
----                                                   2003             2004              2004            2004
                                                    -----------      -----------         ------         --------
Net sales                                       $      28,267             29,408         30,233         34,246
Gross profit                                           10,642             10,363         10,768         10,876

Net income                                      $       3,941              3,546          3,876          2,310
                                                        =====              =====          =====          =====
Earnings per common share - Basic               $        0.28               0.25           0.27           0.16
                                                         ====               ====           ====           ====
Basic weighted average shares                          14,013             14,073         14,129         14,205
                                                       ======             ======         ======         ======
Earnings per common share - Diluted             $        0.27               0.24           0.26           0.15
                                                         ====               ====           ====           ====
Diluted weighted average shares                        14,782             14,880         14,932         14,962
                                                       ======             ======         ======         ======

The fourth quarter has historically been our strongest quarter for shipments. The third and fourth quarters of fiscal 2005 includes revenue attributable to the acquisitions of MSI of $5,294,000 and $2,824,000, respectively, and ICI of $3,401,000 and $8,389,000, respectively. The third and fourth quarter of fiscal 2004 includes revenue attributable to the acquisition of CTI of $1,116,000 and $3,007,000, respectively.

The gross margin percentage in the fourth quarter of 2005 was negatively impacted (as compared to 2004) due to revisions in total cost estimates on certain long term contracts at our EWST subsidiary which resulted in negative gross profit. In addition, the gross profit margin also varies from quarter to quarter due to changes in product mix.

Included in the results of the third quarter of fiscal 2005 is an accrual of $260,000 and in the fourth quarter of 2004 a payment of $1,595,000 in connection with the Robinson Labs litigation. (See Item 3. "Legal Proceedings").

                                   **********