Form 10-K/A
period 2005-07-31
HERLEY INDUSTRIES INC /NEW
filed 2005-11-28
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                  Amendment 1

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the fiscal year ended July 31, 2005

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________to ____________________

                           Commission File No. 0-5411

                            Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                            23-2413500
        State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization          Identification No.)

        101 North Pointe Blvd., Lancaster, Pennsylvania    17601
        (Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code:     (717) 735-8117

Securities registered pursuant to Section 12(b) of the Act:   None

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

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 17, 2005 was 14,463,975.


Documents incorporated by reference:

None

                                EXPLANATORY NOTE

Herley Industries, Inc., (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10K for the fiscal year ended July 31, 2005 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended July 31, 2005, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in January 2006 for our 2005 Annual Stockholders Meeting, which is currently scheduled to be held on February 23, 2006.

In addition,  we are amending Item 8,  "Financial  Statements and  Supplementary
Data" to incorporate the unaudited pro forma disclosures relating to the acquisitions of Herley-RSS, Inc. ("RSS"), Micro Systems, Inc. ("MSI"), and Innovative Concepts, Inc. ("ICI"), which were acquired as of September 1, 2004, February 1, 2005 and April 1, 2005, respectively.

Additionally, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this amendment a currently dated certification.

Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the October 31, 2005 filing of our Report modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

                            HERLEY INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                        Page
PART I


     Item 1. Business.                                                    4

     Item 2. Properties.                                                 12

     Item 3. Legal Proceedings.                                          13

     Item 4. Submission of Matters to a Vote of Security Holders.        14

PART II

     Item 5. Market for Registrant's Common Equity, Related Stockholder
             Matters, and Issuer Purchases of Equity Securities.         14

     Item 6. Selected Financial Data.                                    15

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                        16

     Item 7A.Quantitative and Qualitative Disclosures about Market Risk. 23

     Item 8. Financial Statements and Supplementary Data.                24

     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                        24

     Item 9A.Controls and Procedures.                                    24

     Item 9B.Other Information                                           27

PART III

     Item 10.Directors and Executive Officers of the Registrant.         27

     Item 11.Executive Compensation.                                     29

     Item 12.Security Ownership of Certain Beneficial Owners and
             Management.                                                 33

     Item 13.Certain Relationships and Related Transactions.             35

     Item 14.Principal Accounting Fees and Services                      35

PART IV

     Item 15.Exhibits and Financial Statement Schedules.                 36

SIGNATURES                                                               38

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

CUSTOMERS

FDuring the fiscal year ended July 31, 2005, approximately 25% of our net sales were attributable to contracts with offices and agencies of the U.S. Government, and Northrop Grumman accounted for approximately 11% of net sales. No other customers accounted for shipments of 11% or more of net sales.

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

EMPLOYEES

As of July 31, 2005 we had 1,026 employees. We believe that our employee relations are satisfactory. None of our approximately 889 U.S. based employees are represented by a labor union. Employment by functional area as of July 31, 2005 is as follows:
                        Executive                    15
                        Administration               55
                        Manufacturing               638
                        Engineering                 260
                        Sales and Marketing          58
                                                  ------
                        Total                     1,026
                                                  ======
We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan for our U.S. employees, and stock option plans.

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


Item 2.  Properties

Our facilities are as follows:

                                                                                                 Owned
                                                                                                    or
Location                                Purpose of Property                         Area         Leased
--------                                -------------------                         ----         ------

Lancaster, PA               Corporate headquarters                               3,300 sq. ft.   Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.   Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.   Owned
Farmingdale, NY (1)         Production, engineering and administration          46,000 sq. ft.   Leased
                                                                                14,000 sq. ft.   Leased
Whippany, NJ (2)            Production, engineering and administration          23,000 sq. ft.   Leased
Melbourne, FL (3)           Production, engineering and administration          12,000 sq. ft.   Leased
Fort Walton Beach, FL (5)   Production, engineering and administration          31,500 sq. ft.   Leased
McLean, VA (6)              Production, engineering and administration          43,260 sq. ft.   Leased
Jerusalem, Israel           Production, engineering and administration          29,580 sq. ft.   Leased
Farnborough, England (4)    Production, engineering and administration           7,570 sq. ft.   Leased
Chicago, IL                 Engineering and administration                       3,000 sq. ft.   Leased
Lancaster, PA               Land held for expansion                                 37 Acres     Owned
______________

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

On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. Sec. 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

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

By Order dated February 8, 2005, the Superior court of Hillsborough County, New Hampshire, granted Ben Robinson=s and Frank Holt=s Motion for Summary Judgment in the New Hampshire action. By Order Dated February 17, 2005, the Court ruled upon the parties= cross-petitions for attorneys' fees, granting all petitions in their entirety. Herley was awarded $2,146,882 against RLI under the Asset Purchase Agreement. RLI was awarded $54,426 against Herley for its successful defense of an indemnity by Herley. Ben Robinson was awarded $259,295 against Herley under the Lease Agreement.

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

                                                     Common Stock
                                                      High    Low
                                                      ----    ---
     Fiscal Year 2004
        First Quarter                                20.55   17.50
        Second Quarter                               22.85   18.24
        Third Quarter                                21.90   18.88
        Fourth Quarter                               21.92   18.50

     Fiscal Year 2005
        First Quarter                                19.77   17.32
        Second Quarter                               20.60   18.04
        Third Quarter                                20.27   16.40
        Fourth Quarter                               19.82   17.38

     Fiscal Year 2006
        First Quarter (through October 17, 2005)     21.54   17.29

The closing price on October 17, 2005 was $18.21.

As of October 17, 2005, there were approximately 200 holders of record and approximately 4,800 beneficial holders of our Common Stock.

There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

(b)  Not applicable.

Item 6. Selected Financial Data (in thousands except per share data):


                                                     52 weeks ended           53 weeks             52 weeks ended
                                          ----------------------------------   ended       -----------------------------
                                                  July 31,        August 1,    August 3,       July 28,        July 29,
                                                   2005             2004        2003            2002            2001
                                                   ----             ----      -----------       ----            ----

Net sales (3)                                      151,415          122,154     110,223         92,881          76,494

Income from continuing operations                   10,781           13,673      13,937         10,730           7,573

Loss from discontinued operations                        -                -           -           (921)           (168)

Cumulative effect of adopting SFAS 142                   -                -           -         (4,637)              -

Net income                                          10,781           13,673      13,937          5,172           7,405

Per share data from continuing operations (1) (2)
     Basic                                            0.75             0.97        0.97           0.89            0.75
     Assuming Dilution                                0.72             0.92        0.93           0.83            0.69

Total Assets                                       244,101          220,971     197,564        190,202         114,597
Total Current Liabilities                           34,168           23,846      18,125         14,557          17,976
Long-Term Debt net of current portion                5,000            5,845       6,403          5,684           2,740
Other Long-Term Liabilities                          1,042              932         849            706             756

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

                                                     52 weeks ended       53 weeks
                                                -----------------------    ended
                                                July 31,      August 1,   August 3,
                                                 2005          2004       2003
                                                 ----          ----       ----
Net sales                                       100.0%        100.0%      100.0%
Cost of products sold                            70.3%         65.1%       66.4%
                                                ------        ------      ------

Gross profit                                     29.7%         34.9%       33.6%

Selling and administrative expenses              20.0%         18.9%       15.8%

Income from operations                            9.7%         16.0%       17.8%
                                                ------        ------      ------
Other income (expense), net:
     Investment income                            0.6%          0.6%        1.0%
     Interest expense                            (0.2)%        (0.3)%      (0.3)%
     Foreign exchange (loss)                     (0.2)%        (0.1)%        -
                                                ------        ------      ------
                                                  0.2%          0.1%        0.7%
                                                ------        ------      ------
Income before income taxes                        9.9%         16.2%       18.5%
Provision for income taxes                        2.8%          5.0%        5.9%
                                                ------        ------      ------
Net income                                        7.1%         11.2%       12.6%
                                                ======        ======      ======

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

The effective income tax rate for fiscal 2005 was 28% as compared to 31% in fiscal 2004. The effective tax rate is lower than the statutory income tax rate of 35% in fiscal 2005 due to various favorable tax benefits. The largest benefit was from the recognition of multi year research and development tax credits now being realized. Other benefits included a lower effective tax rate on foreign-source income, the US tax benefits attributable to extra territorial income (i.e. - export sales) and tax exempt interest income.

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


                                                       October 31,      January 30,      May 1,       July 31,
2005                                                         2004             2005        2005           2005
----                                               ---------------   -------------    --------    -----------
Net sales                                       $          33,590          33,754      41,266         42,805
Gross profit                                               10,859           9,880      13,421         11,398

Net income                                      $           3,553           2,077       3,627          1,524
                                                   ===============   =============    ========    ===========

Earnings per common share - Basic               $            0.25            0.14        0.25           0.11
                                                   ===============   =============    ========    ===========

Basic weighted average shares                              14,252          14,335      14,313         14,340
                                                   ===============   =============    ========    ===========

Earnings per common share - Diluted             $            0.24            0.14        0.24           0.10
                                                   ===============   =============    ========    ===========

Diluted weighted average shares                            14,936          15,044      14,936         14,952
                                                   ===============   =============    ========    ===========


                                                       November 2,     February 1,      May 2,     August 1,
2004                                                         2003            2004        2004          2004
----                                              ---------------   -------------    --------    -----------
Net sales                                       $          28,267          29,408      30,233         34,246
Gross profit                                               10,642          10,363      10,768         10,876

Net income                                      $           3,941           3,546       3,876          2,310
                                                   ===============   =============    ========    ===========

Earnings per common share - Basic               $            0.28            0.25        0.27           0.16
                                                   ===============   =============    ========    ===========

Basic weighted average shares                              14,013          14,073      14,129         14,205
                                                   ===============   =============    ========    ===========

Earnings per common share - Diluted             $            0.27            0.24        0.26           0.15
                                                   ===============   =============    ========    ===========

Diluted weighted average shares                            14,782          14,880      14,932         14,962
                                                   ===============   =============    ========    ===========

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


The following table summarizes the Company=s contractual obligations and other contingent commitments, including interest, at July 31, 2005 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----       -------
     Mortgage Note                     $    2,571   $      124   $      270     $    308     $  1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606            -        -                -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                           ------       ------       ------       ------       ------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                           ------       ------       ------       ------       ------
     Total Contractual Obligations     $   56,824   $   23,892   $   17,436     $  5,793     $  9,703
                                           ======       ======       ======       ======       ======

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective August 1, 2006. We do not expect SFAS No. 153 to have a material impact on the Company's consolidated financial position or results of operations.

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

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows:

                Fiscal year ending:      Bonds
                ------------------       -----
                      2006              $  110
                      2007                 115
                      2008                 120
                      2009                 125
                      2010                 130
                      2011 and later     2,100
                                       -------
                                       $ 2,700
                                       =======
                Fair value             $ 2,780
                                       =======

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors of Herley Industries, Inc. and subsidiaries:

     We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Herley Industries, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

/s/ BDO SEIDMAN,  LLP
Philadelphia, Pennsylvania
October 7, 2005

Item 9B.  Other Information

Not applicable


PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

                                                                                                        Director
         Name of Director                        Age      Principal Occupation                            Since
         ----------------                        ---      --------------------                          ---------
  Lee N. Blatt                                   77       Chairman of the Board                           1965
  Myron Levy                                     65       Vice Chairman of the Board                      2003
                                                             and Chief Executive Officer                  2001
  Admiral Edward K. Walker, Jr.(Ret.)(1)(2)(3)   72       Director of Corporate Strategy                  1997
                                                             Resource Consultants, Inc.
  Dr. Edward A. Bogucz (1) (3)                   49       Executive Director of the New York Center       2003
                                                             of Excellence in Environmental Systems
  Adm. Robert M. Moore (Ret.) (1) (2)            66       Business and Financial Management Consultant    2003
  John A Thonet                                  55       President of Thonet Associates                  1991
  Carlos C. Campbell (2) (3)                     68       Business and Financial Management Consultant    2005
--------------------

(1) Member of Compensation and Audit Committees (2) Member of Corporate Governance Committee (3) Member of Nominating Committee

Mr. Lee N. Blatt is a co-founder of Herley and has been our Chairman of the Board since its organization in 1965. Mr. Blatt holds a Bachelors Degree in Electrical Engineering from Syracuse University and a Masters Degree in Business Administration from City College of New York.

Mr. Myron Levy was appointed Vice Chairman of the Board in August 2003, and has been our Chief Executive Officer since August 2001. Prior thereto, Mr. Levy served as President since June 1993, as Executive Vice President and Treasurer since May 1991, and as Vice President for Business Operations and Treasurer since October 1988. For more than ten years prior to joining the Company, Mr. Levy, a certified public accountant, was employed in various executive capacities, including Vice-President, by Griffon Corporation. Mr Levy also serves as a Director of NetWolves Corporation a NASDAQ listed company.

Admiral Edward K. Walker, Jr. (Ret.) has been the Director of Corporate Strategy for Resource Consultants, Inc., a privately held corporation supporting the Department of Defense and other government agencies, since his retirement from the United States Navy in 1988. Prior to his retirement from the United States Navy, Admiral Walker served for 34 years in various naval officer positions, including Commander of the Naval Supply Systems Command, and Chief of Supply Corps. Admiral Walker holds a Bachelors Degree from the United States Naval Academy and Masters Degree in Business Administration from The George Washington University.

Dr. Edward A. Bogucz is currently Executive Director of the New York Center of Excellence in Environmental Systems, a university-industry consortium that includes 12 universities and research institutions. Previously, Dr. Bogucz has served as Dean of Engineering and Computer Science at Syracuse University from 1995 through 2003. Dean Bogucz earned his bachelor's and doctoral degrees in mechanical engineering from Lehigh University and a master's degree from Imperial College, University of London. His teaching and research expertise includes fluid dynamics, energy systems, computational methods, and multidisciplinary analysis and design. As Dean, he led the strengthening of the College of Engineering and Computer Science in selected areas, including RF and microwave devices, information fusion, systems assurance, and environmental technologies.

Adm. Robert M. Moore (Ret.) is a consultant in business and financial management. He is a retired Rear Admiral, U.S. Navy. His 35-year career in the Navy culminated in his last assignment in charge of the Navy's worldwide supply system. He holds a bachelor's degree from the University of Texas and a Master in Business Administration degree from Harvard University.

Mr. John A. Thonet has been Secretary since January 2003, and is President of Thonet Associates, an environmental consulting firm specializing in land planning and zoning matters, for the past ten years. Mr. Thonet is the son-in-law of Mr. Blatt.

Carlos C. Campbell operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc, NetWolves Corporation, and Pico holdings, Inc., all NASDAQ listed companies. He is a veteran of nine years as a Naval Flight Officer and served in the Administration of President Reagan as the Assistant Secretary for Economic Development, U.S. Department of Commerce.

Executive Officers of the Registrant

         Name           Age      Position
         ----           ---      --------

  Lee N. Blatt          77       Chairman of the Board
  Myron Levy            65       Vice Chairman of the Board, Chief Executive
                                     Officer, and Director
  John M. Kelley        52       President
  William Wilson        57       Vice President and Chief Operating Officer

--------------------

John M. Kelley was appointed President in August 2003, and served as Executive Vice President since July 2002. Prior thereto, Mr. Kelley served as Senior Vice President since July 2000 and as Vice President/Director of Corporate Communications since March 2000. Mr. Kelley joined us in December 1998 as Director of Investor Relations. Prior to joining Herley, Mr. Kelley had fifteen years of banking experience, most recently serving as Vice President at First Capital Bank. Mr. Kelley earned his Bachelor of Science Degree in Business Administration from the University of Arizona, Tucson Arizona with Graduate Degree Studies at UCLA.

William R. Wilson was appointed Vice President and Chief Operating Officer in August 2003 and served as Senior Vice President since January 2002. From 1991 until his employment with us, Mr. Wilson held several executive positions with the Litton Laser Systems, a division of Northrop Grumman including, Vice President of Technical Operations and Special Projects from 1998 until January 2002. Mr. Wilson holds a Bachelors Degree in Engineering from the University of Arkansas.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission ("SEC") rules. During 2005, the Audit Committee of the Board of Directors of the Company consisted of Edward K. Walker (Chairman), Robert M. Moore, and Edward A. Boguez. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the audit committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker and Robert M. Moore. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and our independent directors under NASDAQ listing standards.

Nominating Committee

Our Nominating Committee currently consisting of Carlos Campbell, Chairman, Edward K. Walker, and Edward A. Bogucz, each of whom is an independent director, identifies individuals qualified to become Board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur and, prior to each Annual Meeting of Shareholders, recommends a slate of nominees for election as Directors at such meeting.

Corporate Governance Committee

Our Corporate Governance Committee, currently consisting of Robert M. Moore, Chairman, Edward K. Walker and Carlos Campbell, each of whom is an independent director, monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2005, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are make to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation with respect to our Chairman, Chief Executive Officer, and our other most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended July 31, 2005, August 1, 2004 and August 3, 2003.


                                                      Summary Compensation Table

                                    Annual Compensation (1)                     Long-Term Compensation
                     ---------------------------------------------------   ----------------------------------
Name and                                                                   Securities
Principal            Fiscal                                                Underlying           All Other
Position             Year        Salary (2)          Bonus (3)             Options              Compensation
----------           -------     ----------          ---------             -------------       --------------

Lee N. Blatt           2005      $ 824,830         $   650,131              200,000  (4)        $   6,150 (5)
Chairman of            2004        787,950           1,207,680                                      6,500
the Board              2003        782,835             898,000                                      6,000

Myron Levy             2005      $ 660,363           $ 487,598              200,000  (4)        $  10,722 (5)
Chief Executive        2004        630,851             987,010                                     11,072
Officer                2003        624,048             673,000                                      8,376

John M. Kelley         2005      $ 250,016         $       -                 50,000  (4)        $   6,836  (5)
President              2004        227,884              35,000                                      6,741
                       2003        193,282              50,000                                      6,828

William R. Wilson      2005      $ 240,011         $       -                 25,000  (4)        $   7,698  (5)
Chief Operating        2004        214,528              80,000                                      8,048
Officer                2003        163,070              52,000                                      1,853

Thomas V. Gilboy       2005      $ 179,242         $       -                 23,000  (4)        $   5,444  (5)
Chief Financial
Officer (6)

--------

(1) Does not include Other Annual Compensation because amounts of certain perquisites and other non-cash benefits provided by us do not exceed the lesser of $50,000 or 10% of the total annual compensation disclosed in this table for the respective officer.
(2) Amounts set forth herein include cost of living adjustments for Messrs. Blatt and Levy under employment contracts.
(3) Represents for Messrs. Blatt and Levy incentive compensation under employment agreements. Bonuses for all other employees are discretionary bonuses.
(4) Consisting of the following options issued in May 2005 for the right to purchase our Common Stock at a price of $17.98: Lee N. Blatt - 200,000, Myron Levy - 200,000, John M. Kelley - 40,000, and William Wilson - 20,000; options issued in December 2004 for the right to purchase our Common Stock at a price of $19.83: John M. Kelley - 10,000, William R. Wilson - 5,000, and Thomas V. Gilboy - 3,000; and options issued in August 2004 for the right to purchase our Common Stock at a price of $18.39 to Thomas V. Gilboy
     - 20,000.
(5)  All Other Compensation  includes: (a) group term life insurance as follows:
     $4,572 for Mr. Levy, $828 for each of Messrs. Kelley and Gilboy, $1,548 for Mr. Wilson, and (b) contributions to our 401(k) Plan as a pre-tax salary deferral as follows: $6,150 for each of Messrs. Blatt, Levy, and Wilson, $6,008 for Mr. Kelley, and $4,616 for Mr. Gilboy.
(6) Mr. Gilboy was appointed Vice President and Chief Financial Officer in September 2004. Mr. Gilboy resigned his position in September 2005.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning the stock options granted to the named executive officers during fiscal 2005.


                                          Individual Grants
                        --------------------------------------------------------
                         Number of                                                     Potential Realized Value at
                        Securities      % of Total                                     Assumed Annual Rates of
                        Underlying    Options Issued    Exercise                       Stock Price Appreciation
                          Options     to Employees in     Price     Expiration             Option Term (3)
Name                    Granted(1)    Fiscal Year(2)     ($/Sh)        Date            0%         5%        10%
----                    ----------    --------------   -----------  ----------        ---         ---       ---
Lee N. Blatt              200,000            20        $ 17.98        5/02/15        $ 0.00  $2,261,505  $5,731,098

Myron Levy                200,000            20        $ 17.98        5/02/15        $ 0.00  $2,261,505  $5,731,098

John M. Kelley             40,000             4        $ 17.98        5/02/10        $ 0.00  $  198,702  $  439,079
                           10,000             1        $ 19.83       12/23/09        $ 0.00  $   54,787  $  121,064

William Wilson             20,000             2        $ 17.98        5/02/10        $ 0.00  $   99,351  $  219,539
                            5,000             -        $ 19.83       12/23/09        $ 0.00  $   27,393  $   60,532

Thomas V. Gilboy            3,000             -        $ 19.83       12/23/09        $ 0.00  $   16,436  $   36,319
                           20,000             2        $ 18.39       11/30/09        $ 0.00  $  107,361  $  238,790
-----------

(1) Options were issued in fiscal 2005 at 100% of the closing price of our common stock on dates of issue and vest as follows: Lee N. Blatt and Myron Levy- at date of grant, John M. Kelley, Thomas V. Gilboy, and William Wilson - one fifth of the options vest one year from date of grant and one fifth each year thereafter. The options issued to Messrs. Blatt and Levy are exercisable only in the event of a change in our control or upon retirement from full time employment.
(2) Total options issued in fiscal 2005 to employees were for 981,000 shares of common stock, and to outside directors were for 100,000 shares of common stock.
(3) The amounts under the columns labeled "5%" and "10%" are included by us pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the common stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the common stock. The column headed "0%" is included to demonstrate that the options were issued with an exercise price greater than or equal to the trading price of the Common Stock so that the holders of the options will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth stock options exercised during fiscal 2005 and all unexercised stock options held by the named executive officers as of July 31, 2005.

                                                                                       Value of Unexercised
                                                      Number of Unexercised                In the-Money
                       Shares                           Options at Fiscal                Options at Fiscal
                     Acquired on       Value                Year-End                       Year-End (2)
Name                 Exercise(#)  Realized($)(1)   Exercisable    Unexercisable    Exercisable    Unexercisable
----                ------------- --------------   ------------   -------------    ------------   -------------
Lee N. Blatt             -             -            1,301,000          -           $ 8,006,868        -
Myron Levy               -             -            1,075,000          -             5,644,998        -
John M. Kelley           -             -               99,000          -               366,181        -
William R. Wilson        -             -               45,000          -                52,600        -
Thomas V. Gilboy         -             -               23,000          -                23,000        -
-------

(1) Values are calculated by subtracting the exercise price from the trading price of the common stock as of the exercise date.
(2) Based upon the closing price of the common stock of $19.54 on July 31, 2005.

Employment Agreements

     Lee N. Blatt entered into an employment agreement with us, dated as of July 29, 2002 which expires December 31, 2009, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 31, 2005 of $810,753 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 4% in the aggregate of our pretax income. Incentive compensation earned for fiscal year ended July 31, 2005 was $650,131. At the end of the employment period, the agreement provides for a five- year consulting period at an annual compensation rate equivalent to one-half of Mr. Blatt's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

     Myron Levy entered into an employment agreement with us, dated as of July 29, 2002 which expires December 31, 2009, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 31, 2005 of $613,975 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income. Incentive compensation earned for fiscal year ended July 31, 2005 was $487,598. At the end of the employment period, the agreement provides for a ten-year consulting period at an annual compensation rate equivalent to one-half of Mr. Levy's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

     The employment agreements with Messrs. Blatt and Levy provide for certain payments following death or disability, and also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 31, 2005, the amount payable in the event of such termination would be approximately $16,797,000.

     Messrs. Kelley and Wilson have each entered into a severance agreement with us which provides that in the event of a change in our control, as defined, prior to September 30, 2006, each is entitled to two years' base salary. The base salary of Messrs. Kelley and Wilson as of July 31, 2005 is $250,000 and $240,000, respectively.

     Five other officers have severance agreements providing for an aggregate lump sum payment of $1,590,000 through September 30, 2006 in the event of a change of control of the Company as defined in the agreements.

Directors' Compensation

     Directors who are our employees receive no additional compensation for serving as Directors. Directors who are not our employees receive an annual fee of $15,000 and a fee of $1,500 for each interim board of directors meeting attended. The Corporate Governance Committee Chairman receives an annual fee of $7,500, and other members of the Corporate Governance Committee receive $5,000 annually. The Audit Committee Chairman receives an annual fee of $15,000, and other members of the Audit Committee receive $10,000 annually. The Compensation Committee Chairman receives an annual fee of $7,500, and other members of the Compensation Committee receive $5,000 annually. We also reimburse each Director for the reasonable expenses incurred in attending meetings of the Board of Directors and committee meetings.

Board of Directors Interlocks and Insider Participation

     In fiscal 2005,  our  Compensation  Committee  consisted  of Dr.  Edward A.
Bogucz, and Messrs. Edward K. Walker, Jr., and Robert M. Moore. None of these persons were our officers or employees during fiscal 2005 nor had any relationship requiring disclosures in this Annual Report.

Indemnification Agreements

     We have entered into separate indemnification agreements with our officers and directors. We have agreed to provide indemnification with regard to certain legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests and with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. We only provide indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or director, or on his or her behalf, arising out of proceedings brought against such officer or director by reason of his or her corporate status.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of shares of our common stock as of October 31, 2005 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                            Common Stock             % of Outstanding
Name of Beneficial Owner              Beneficially Owned (1) (2)          Shares
------------------------              --------------------------     -----------------
Lee N. Blatt (3)                             1,612,295                     10.2%
Myron Levy (4)                               1,531,615                      9.9%
John M. Kelley                                 116,423                         *
William R. Wilson                               45,000                         *
Thomas V. Gilboy (5)                            24,000                         *
Carlos C. Campbell                              25,000                         *
John A. Thonet (6)                             118,038                         *
Adm. Edward K. Walker, Jr. (Ret.)               58,000                         *
Dr. Edward A. Bogucz                            25,075                         *
Adm. Robert M. Moore (Ret.)                     25,000                         *
Dimensional Fund Advisors, Inc. (7)          1,113,697                      7.7%
BlackRock Advisors, Inc. (8)                 1,071,600                      7.4%
Third Avenue Management, Inc. (9)              733,578                      5.1%
Directors and executive
  officers  as a group
  (10 persons)                               3,580,946                     20.8%
---------

 *      Indicates ownership of less than one percent.

(1) No officer or director owns more than one percent of the outstanding shares of common stock unless otherwise indicated. Ownership represents sole voting and investment power.
(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of October 31, 2005 pursuant to stock options awarded under our stock option plans:

     Lee N. Blatt               1,301,000    John A. Thonet              97,500
     Myron Levy                 1,075,000    Adm. Edward K. Walker, Jr.  57,000
     John M. Kelley                99,000    Dr. Edward A. Bogucz        25,000
     William R. Wilson             45,000    Adm. Robert M. Moore        25,000
     Thomas V. Gilboy              23,000    Carlos C. Campbell          25,000
     Directors and executive
       officers as a group      2,772,500

(3) Does not include an aggregate of 431,773 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol, and Allyson Brenner, of which Mr. Blatt disclaims beneficial ownership.
(4) Does not include an aggregate of 20,000 shares owned by family members, including Samantha Roth, Zachary Roth, Ian Steren, and Jack Steren, of which Mr. Levy disclaims beneficial ownership.
(5) Mr. Gilboy resigned his position as Vice President, Treasurer and Chief Financial Officer in September 2005.
(6) Does not include 155,998 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 31,287 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.
(7)  Address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(8)  Address is 40 East 52nd  Street,  New York,  NY 10022.
(9)  Address is 622 Third Avenue, New Your, NY 10017


Equity Compensation Plan Information

         The following table sets forth the indicated information as of July 31, 2005 with respect to our equity compensation plans:

                                                                                                  (c)
                                                                                         Number of securities
                                                (a)                                       Remaining available
                                       Number of securities             (b)               for future issuance
                                         to be issued upon       Weighted-average            under equity
                                            exercise of          exercise price of        compensation plans
                                       outstanding options,    outstanding options,      (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                         ----------------------   --------------------    -------------------------
Equity compensation
Plans approved by
security holders                             2,735,023                 13.03                   12,958

Equity compensation
plans not approved
by security holders                          1,000,507                 18.19                    8,500

Total                                        3,735,530                 14.41                   21,458


     The following information is provided about our stock option plans:

     1996 Stock Option Plan. The 1996 Stock Option Plan covers 1,000,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant. No options were granted under this plan during the fiscal year ended July 31, 2005. At July 31, 2005, non- qualified options to purchase 9,007 shares of common stock were outstanding under this plan.

     1997 Stock Option Plan. The 1997 Stock Option Plan covers 2,500,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 5,000 shares were granted under this plan during the fiscal year ended July 31, 2005. At July 31, 2005, options to purchase 180,481 shares of common stock were outstanding under this plan.

     1998 Stock Option Plan. The 1998 Stock Option Plan covers 2,250,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 29,500 shares were granted under this plan during the fiscal year ended July 31, 2005. At July 31, 2005, options to purchase 1,213,692 shares of common stock were outstanding under this plan.

     2000 Stock Option Plan. The 2000 Stock Option Plan covers 1,500,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 53,000 shares were granted under this plan during the fiscal year ended July 31, 2005. At July 31, 2005, options to purchase 1,340,850 shares of common stock were outstanding under this plan.

     2003 Stock Option Plan. The 2003 Stock Option Plan covers 1,000,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 993,500 shares were granted under this plan during the fiscal year ended July 31, 2005. At July 31, 2005, options to purchase 991,500 shares of common stock were outstanding under this plan.

Employee Savings Plan

     We maintain an Employee  Savings Plan that qualifies as a thrift plan under
Section 401(k) of the Internal Revenue Code. This plan allows employees to contribute between 2% and 15% of their salaries to the plan. At our discretion, we can contribute 100% of the first 2% of the employees' salary so contributed and 25% of the next 4% of salary. Additional contributions can be made by us, depending on profits. The aggregate benefit payable to an employee depends upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. We recognized expenses of approximately $618,000, $513,000, and $533,000 in fiscal years 2004, 2003 and
2002, respectively. For the year ended August 1, 2004, $6,500 was contributed by us to this plan for each of Messrs. Blatt, Levy, Wilson, and Eckstein, and $5,913 for Mr. Kelley. A total of $53,032 was contributed for all officers and directors as a group.

Item 13.  Certain Relationships and Related Transactions.

     Not applicable.

Item 14.  Principal Accountant Fees and Services.

     BDO SEIDMAN, LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal year 2005. Our consolidated financial statements for fiscal year 2004 were audited by the independent registered public accounting firm of Deloitte & Touche LLP. The following table sets forth all fees for the fiscal years ended July 31, 2005 and August 1, 2004:

                                   2005           2004
                                   ----           ----
        Audit Fees (1)  $       309,000 $       346,000
        Tax Fees (2)            27,000          52,000
--------------

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, Sarbanes-Oxley 404 related services, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre- approved by the Audit Committee.

(2) Tax fees principally include fees for tax return preparation and for tax advice planning fees. All such services were provided by Deloitte & Touche LLP and were pre-approved by the Audit Committee.

     The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to Adm. Walker the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit- related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

     BDO SEIDMAN, LLP did not render any services related to financial information systems design and implementation during fiscal year 2005. Deloitte & Touche LLP did not render any services related to financial information systems design and implementation during fiscal year 2004.

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

10.22Amendment  dated  December 9, 2003 to Employment  Agreement  between Herley
     Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.22 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).

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

32.1 Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

(1)  See Index to Consolidated Financial Statements at Page F-1.


(2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 39.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 28, 2005.

                                        HERLEY INDUSTRIES, INC.

                                        By: /S/  Lee N. Blatt
                                        Lee N. Blatt, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 28, 2005 by the following persons in the capacities indicated:


By:    /S/  Lee N. Blatt            Chairman of the Board
       Lee N. Blatt

By:    /S/  Myron Levy              Vice Chairman of the Board
       Myron Levy                   Chief Executive Officer and Director
                                    (Principal Executive Officer)

By:    /S/ Anello C. Garefino       Vice President Finance and
       Anello C. Garefino           Acting Chief Financial Officer
                                    (Principal Financial Officer)

By:    /S/  John A. Thonet          Secretary and Director
      John A. Thonet

By:    /S/  Carlos C. Campbell      Director
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.   Director
       Edward K. Walker, Jr.

By:    /S/ Robert M. Moore          Director
       Robert M. Moore

By:    /S/ Edward A. Bogucz         Director
       Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)


              Column A                  Column B                   Column C         Column D     Column E
                                                                  Additions         Amount
                                                                                    written
                                       Balance at          Charged to               off          Balance at
                                       beginning           costs and                against      end of
             Description               of period           expenses       Other     reserve      period
             -----------               ---------           -----------    ------    ---------    ------------

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

Also, in our opinion, the schedule, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herley Industries, Inc. internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) and our report dated October 7, 2005 expressed an unqualified opinion thereon.

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

                           HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                                                                                                      Fifty-three
                                                                    Fifty-two weeks ended             weeks ended
                                                              July 31,              August 1,          August 3,
                                                                2005                2004                 2003
                                                           ---------------     ----------------     ----------------
Net sales                                              $          151,415  $           122,154  $           110,223
                                                           ---------------     ----------------     ----------------

Cost and expenses:
       Cost of products sold                                      106,441               79,505               73,222
       Selling and administrative expenses                         30,305               23,047               17,334
                                                           ---------------     ----------------     ----------------
                                                                  136,746              102,552               90,556
                                                           ---------------     ----------------     ----------------

       Income from operations                                      14,669               19,602               19,667
                                                           ---------------     ----------------     ----------------
Other income (expense), net
       Investment income                                              934                  674                1,113
       Interest expense                                              (286)                (326)                (344)
       Foreign exchange (loss)                                       (291)                (194)            -
                                                           ---------------     ----------------     ----------------
                                                                      357                  154                  769
                                                           ---------------     ----------------     ----------------

        Income before income taxes                                 15,026               19,756               20,436
Provision for income taxes                                          4,245                6,083                6,499
                                                           ---------------     ----------------     ----------------

       Net income                                      $           10,781  $            13,673  $            13,937
                                                           ===============     ================     ================

Earnings per common share - Basic                      $              .75        $         .97        $         .97
                                                           ===============     ================     ================

       Basic weighted average shares                               14,310               14,105               14,317
                                                           ===============     ================     ================

Earnings per common share - Diluted                    $              .72        $         .92        $         .93
                                                           ===============     ================     ================

       Diluted weighted average shares                             14,969               14,896               15,031
                                                           ===============     ================     ================

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


                                                                                                           Accumulated
                                                                     Additional                               Other
                                               Common Stock          Paid-in     Retained     Treasury    Comprehensive
                                           Shares       Amount       Capital     Earnings       Stock     Income (loss)    Total
                                         -----------   ----------   ----------   ----------   ---------- ----------------  ------
Balance at July 28, 2002                 14,680,960 $      1,468      116,579       47,541         -            (230)   $ 165,358

Exercise of stock options                   227,799           23        1,971                                               1,994
Tax benefit upon exercise of stock
  options                                                                 575                                                 575
Purchase of 939,608 shares of treasury stock                                                    (14,668)                  (14,668)
Retirement of treasury shares              (939,608)         (94)     (14,574)                   14,668                      -
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                            13,969,151        1,397      104,551       47,541         -            (230)     153,259
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                                                                          13,937                                 13,937
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                             18           18
   Unrealized gain on interest rate swap                                                                          47           47
   Foreign currency translation (loss)                                                                           (19)         (19)
                                                                                                                        ----------
Comprehensive income                                                                                                       13,983
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at August 3, 2003                13,969,151 $      1,397      104,551       61,478         -            (184)$    167,242
Exercise of stock options                   251,357           25        2,433                                               2,458
Tax benefit upon exercise of stock options                                687                                                 687
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                            14,220,508        1,422      107,671       61,478         -            (184)     170,387
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                                                                          13,673                                 13,673
Other comprehensive income (loss) net of tax:
    Unrealized gain on
        available-for-sale securities                                                                             49           49
   Unrealized (loss) on interest rate swap                                                                       (23)         (23)
   Foreign currency translation gain                                                                           1,414        1,414
                                                                                                                        ----------
Comprehensive income                                                                                                       15,113
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at August 1, 2004                14,220,508 $      1,422      107,671       75,151         -           1,256    $ 185,500
Exercise of stock options                   329,349           33        3,501                                               3,534
Tax benefit upon exercise of stock options                                658                                                 658
Purchase of 160,232 shares of treasury stock                                                     (2,728)                   (2,728)
Retirement of treasury shares              (160,232)         (16)      (2,712)                    2,728                      -
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                            14,389,625        1,439      109,118       75,151         -           1,256      186,964
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                                                                          10,781                                 10,781
Other comprehensive income (loss) net of tax:
    Unrealized loss on
        available-for-sale securities                                                                             (1)          (1)
   Unrealized gain on interest rate swap                                                                          18           18
   Foreign currency translation (loss)                                                                          (125)        (125)
                                                                                                                        ----------
Comprehensive income                                                                                                       10,673
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at July 31, 2005                 14,389,625 $      1,439      109,118       85,932         -           1,148    $ 197,637
                                         ===========   ==========   ==========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                              Fifty-three
                                                                     Fifty-two weeks ended    weeks ended
                                                                   July 31,       August 1,    August 3,
                                                                     2005          2004         2003
                                                                   --------     ----------    ----------
Cash flows from operating activities:
      Income from continuing operations                         $    10,781  $     13,673  $     13,937
                                                                   ---------     ---------    ----------

      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                              5,683         4,244         4,302
           Foreign exchange (gain) loss                                 (20)          753         -
           Gain on sale of marketable securities                        (22)        -             -
           Gain on sale of fixed assets                                  (8)        -               (17)
           Equity in income of limited partnership                      (54)          (10)          (16)
           Decrease (increase) in deferred tax assets                   403          (316)         (232)
           Increase (decrease) in deferred tax liabilities            1,397          (109)        1,048
           Changes in operating assets and liabilities:
               Decrease (increase) in trade accounts receivable       2,590        (6,923)       (2,039)
               Increase in costs incurred and income
                  recognized in excess of billings on
                  uncompleted contracts                              (1,626)       (7,250)       (1,258)
               (Increase) decrease in other receivables                (576)          251          (380)
               Increase in inventories                               (3,789)       (5,806)       (3,846)
               (Increase) decrease in deferred taxes and other         (430)           31           (52)
               Increase in accounts payable
                 and accrued expenses                                   925         3,431           491
               (Decrease) increase in billings in excess of
                 costs incurred and income recognized
                 on uncompleted contracts                            (1,596)        1,303         -
               Increase in income taxes payable                       2,306           108         3,627
               Decrease in accrual for contract losses                 (500)         (240)         (668)
               (Decrease) increase in advance payments on contracts  (2,749)          324          (515)
               Other, net                                               253           146           185
                                                                   ---------     ---------    ----------
                    Total adjustments                                 2,187       (10,063)          630
                                                                   ---------     ---------    ----------

           Net cash provided by continuing operations                12,968         3,610        14,567
                                                                   ---------     ---------    ----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired               (51,407)      (14,914)       (2,542)
      Acquisition of technology license                              (2,300)        -             -
      Proceeds from sale of securities                                  165         -             -
      Proceeds from sale of fixed assets                                 17            19            25
      Partial distribution from limited partnership                     109            55            49
      Capital expenditures                                           (5,404)       (5,884)       (3,876)
                                                                   ---------     ---------    ----------
           Net cash used in investing activities                    (58,820)      (20,724)       (6,344)
                                                                   ---------     ---------    ----------

Cash flows from financing activities:
      Proceeds from exercise of stock options, net                    3,534         2,458         1,994
      Payments of long-term debt                                       (804)         (686)         (236)
      Purchase of treasury stock                                     (2,728)        -           (14,668)
                                                                   ---------     ---------    ----------
           Net cash provided by (used in) financing activities            2         1,772       (12,910)
                                                                   ---------     ---------    ----------

           Net decrease in cash and cash equivalents                (45,850)      (15,342)       (4,687)

Cash and cash equivalents at beginning of period                     66,181        81,523        86,210
                                                                   ---------     ---------    ----------

Cash and cash equivalents at end of period                      $    20,331  $     66,181  $     81,523
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

     The change in the carrying amount of goodwill for the years ended July 31, 2005 and August 1, 2004, is principally based upon the fair value of assets acquired and liabilities assumed related to the acquisitions of CTI in fiscal 2004 and RSS, MSI and ICI in fiscal 2005, as follows (in thousands):


        Balance at August 3, 2003                     $ 25,729
        Goodwill acquired during period (1)              8,725
        Foreign currency translation adjustment (2)        711
                                                      --------

        Balance at August 1, 2004                     $ 35,165
        Goodwill acquired during the period (3)         35,793
        Foreign currency translation adjustment (2)       (155)
        Other adjustments                                   28
                                                      --------
        Balance at July 31, 2005                      $ 70,831
                                                      ========
---------

(1)  Related to the acquisition of CTI in fiscal 2004 (See Note B).
(2)  Related to the acquisition of EWST in fiscal 2003 (See Note B).
(3)  Related to the  acquisitions  of RSS,  MSI and ICI in fiscal 2005 (See Note
     B).


Intangibles consist of the following (in thousands):

                                                                          July 31,  August 1,   Estimated
                                                                            2005       2004     useful life
                                                                          --------  --------   ------------
   Trademarks (acquired with MSI and ICI)                                   $2,800     $    -  Indefinite
   Technology (acquired with EWST, MSI and ICI)                             12,421       3,421  10-15 years
   Drawings                                                                    800         800  15 years
   Patents                                                                     568         568  14 years
   Backlog                                                                   3,125         325  2-5 years
   Non-compete                                                                  31          31  5 years
   Foreign currency translation adjustment                                     189         162
                                                                           -------      -------
                                                                            19,934       5,307
   Accumulated amortization                                                  1,680         752
                                                                          --------      -------
                                                                            18,254       4,555
   Technology license (for millimeter wave applications;  purchased from     2,300           -  (see below)
   Xytrans)                                                               --------      -------
                                                                           $20,554      $4,555
                                                                          ========      =======

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

The investment in this licensed technology of $2,300,000 as of July 31, 2005 is included in the Consolidated Balance Sheet under the caption AIntangibles.@ After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize a portion of the costs associated with this agreement against the related revenues, and may allocate some of the value of this technology to the specific patents acquired. In the event that some of the value is allocated to specific patents, then that value would be amortized over the remaining life of the patent. At this point, the portion of this technology investment that should be allocated to any particular patent is not estimatable.

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


In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. As a result of this action, options to purchase approximately 307,000 shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made in lieu of certain discretionary cash bonuses, and to reduce compensation expense that might be recorded in future periods following the Company's adoption of SFAS 123(R). The Board of Directors further believes that the acceleration is consistent with possible changes to the Company's overall equity compensation approach, which is expected to include a reduced use of stock options. The SFAS 123 pro forma stock-based compensation costs of approximately $2,770,000 (net of taxes) for the year ended July 31, 2005 in the table below includes a charge of approximately $540,000 (net of taxes) as a result of the acceleration.


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


                                             2005        2004 and 2003
                                             ----        -------------
        Expected life from vest date       .84 years       1.51 years
        Volatility                         .44              .48
        Risk-free interest rate            3.8%             2.8%
        Dividend yield                     zero            zero


For purposes of pro forma disclosures, compensation costs for stock options granted in fiscal years 2005, 2004, and 2003, based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows (in thousands except per share data):

                                             2005         2004          2003
                                          -----------  -----------   -----------
     Net income  -  as reported            $ 10,781     $ 13,673      $ 13,937
     Deduct: total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects     (2,770)        (570)       (1,896)
                                          -----------  -----------   -----------
     Net income  -  pro forma               $ 8,011     $ 13,103      $ 12,041
                                          ===========  ===========   ===========

     Earnings per share  -  as reported
          Basic                             $0.75        $0.97         $0.97
          Diluted                            0.72         0.92          0.93
     Earnings per share  - pro forma
          Basic                             $0.56        $0.93         $0.84
          Diluted                            0.54         0.88          0.80

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

17. Comprehensive Income

The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity, which includes net income, unrealized gain (loss) on available-for-sale securities, unrealized gain (loss) on interest rate swap, and foreign currency translation gain (loss), net of related income taxes. Substantially all the amount included in other comprehensive income relates to the effects of foreign exchange translation gains and losses.

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company effective August 1, 2005. The Company does not expect SFAS No. 153 to have a material impact on its consolidated financial position or results of operations.

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

NOTE B - ACQUISITIONS

     The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc. for $14,914,000 in cash. The business operates as a wholly-owned subsidiary of the Company, Herley-CTI,

     Inc. (ACTI@). CTI designs, develops and produces signal generation components and integrated assemblies for digital radio, Satellite Communications, test and instrumentation, and datacom applications. CTI also recently developed a fast frequency changing direct synthesizer which, when combined with the capabilities of Herley-Israel, puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare, and microwave test systems.


     The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation of Melbourne, Florida for $3,725,000 in cash, plus acquisition costs of approximately $28,000. The results of operations of RSS are included in the consolidated financial statements from September 1, 2004. The Company operates the business as a wholly-owned subsidiary under the name Herley-RSS, Inc. (ARSS@). RSS was acquired by Herley in order to capitalize on its synergies with Herley's other product lines, particularly in "over the horizon" command and control (C2) systems for drones and targets. RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide.

     The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida for payments of $21,473,328 in cash, plus acquisition costs accrued of approximately $16,000, and the assumption of certain liabilities. The results of operation of MSI are included in the consolidated financial statements from February 1, 2005. MSI was acquired by Herley in order to capitalize on its synergies with Herley's legacy product lines, consolidate operations, addition of engineers and increase its capabilities in the area of control avionics, and target control systems. MSI is a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.

     The Company entered into an agreement as of April 1, 2005 to acquire all of the capital stock of Innovative Concepts, Inc. ("ICI"), McLean, Virginia for cash payments of $24,378,330, the assumption of certain liabilities, and a cash advance of $3,250,000 for the repayment of debt assumed. The results of operations of ICI are included in the consolidated financial statements from April 1, 2005. ICI was acquired by Herley in order to capitalize on its tactical data link technology for exchange of digital information. ICI has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry.


     All of the acquisitions completed by the Company are accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.


     For the four acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

       Acquisition                             CTI                  RSS                  MSI                 ICI
       Effective Date                     March 29, 2004     September 1, 2004    February 1, 2005      April 1, 2005
       --------------                     --------------     -----------------    ----------------      -------------
       Current assets                       $ 2,861                $ 483               $1,534              $8,759
       Property, plant and equipment          1,492                   72                2,038                 681
       Other assets                               -                    -                    1                   -
       Intangible assets                      3,200                    -                4,400              10,200
       Goodwill                               8,753                3,456               15,148              17,189
       Current liabilities                   (1,392)                (258)              (2,436)             (9,860)
                                           ---------            ---------            ---------           ---------
       Aggregate purchase price            $ 14,914              $ 3,753             $ 20,685            $ 26,969
                                           =========            =========            =========           =========


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


Unaudited pro forma financial information for the three acquisitions completed by the Company in fiscal 2005 as if the acquisitions had occurred on August 4, 2003 is as follows (in thousands except per share amounts):

                                                 2005        2004
                                                 ----        ----
                Net sales                     $ 173,223   $ 158,584
                Net income                       10,374      13,654
                Net Income per common share:
                    Basic                     $    0.72   $    0.97
                    Diluted                   $    0.69   $    0.92
                Weighted shares outstanding
                    Basic                        14,310      14,105
                    Diluted                      14,969      14,896


NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                               July 31,    August 1,
                                                 2005        2004
                                                 ----        ----
           Purchased parts and raw materials   $ 23,838   $ 23,555
           Work in process                       32,026     22,878
           Finished products                      2,296      2,412
                                               --------   --------
                                                 58,160     48,846
           Less reserve                           4,492      3,938
                                               --------   --------
                                               $ 53,668   $ 44,909
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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
     thousands):

                                                July 31,       August 1,      Estimated
                                                 2005            2004        Useful Life
                                              ----------    -----------     -------------
Land                                            $ 4,006       $ 3,781
Building and building improvements               12,011        10,043        10-40 years
Machinery and equipment                          48,014        43,225         5- 8 years
Furniture and fixtures                            1,581         1,347         5-10 years
Automobiles                                          18             7            3 years
Leasehold improvements                            2,418         1,526         5-10 years
                                             ----------    ----------
                                                 68,048        59,929
Less accumulated depreciation                    38,587        33,961
                                             ----------    ----------
                                               $ 29,461      $ 25,968
                                             ==========    ==========

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

                                                         Amount
                                                        -------
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

     On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter. In the Answer and Affirmative Defenses, Herley denied the material allegations of the Amended Complaint. Herley also filed Counterclaims against both RLI and Robinson. In these counterclaims, Herley's core allegations concern Robinson's misconduct (i) in connection with the manner he attempted to satisfy RLI's earn out requirements; (ii) `misrepresentations made in connection with the Asset Purchase Agreement; (iii) wrongdoing as a Herley employee leading to his termination and (iv) post-Herley employment wrongdoing in connection with a new company known as RH Laboratories. In addition to seeking a Declaratory Judgment pursuant to 28 U.S.C. Sec. 2201 et. seq., Herley also asserted claims for, among other things, fraud, breach of contract, breach of fiduciary duty, unfair competition and tortious interference with actual and prospective contractual relationships.

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

     By Order dated February 8, 2005, the Superior court of Hillsborough County, New Hampshire, granted Ben Robinson=s and Frank Holt=s Motion for Summary Judgment in the New Hampshire action. By Order Dated February 17, 2005, the Court ruled upon the parties= cross-petitions for attorneys' fees, granting all petitions in their entirety. Herley was awarded $2,146,882 against RLI under the Asset Purchase Agreement. RLI was awarded $54,426 against Herley for its successful defense of an indemnity by Herley. Ben Robinson was awarded $259,295 against Herley under the Lease Agreement.

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

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):


                                              52 weeks ended         53 weeks ended
                                        July 31,         August 1,      August 3,
                                         2005              2004           2003
                                     ----------------    ---------   ----------------
Current
                  Federal              $ 2,772           $ 5,514         $ 5,465
                  State                    344               549             533
                  Foreign                   30               431             379
                                       -------           -------         -------
                                         3,146             6,494           6,377
Deferred
                  Federal                  992              (372)           (233)
                  State                     94               (44)            (23)
                  Foreign                   13                 5             378
                                       -------           -------         -------
                                         1,099              (411)            122
                                       -------           -------         -------
                                       $ 4,245           $ 6,083         $ 6,499
                                       =======           =======         =======

     The Company paid income taxes of approximately $546,000, $5,496,000, and $4,164,000 in fiscal 2005, 2004, and 2003, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                                52 weeks ended               53 weeks ended
                                                        July 31,            August 1,            August 3,
                                                          2005                2004                 2003
                                                        --------           ----------        ---------------
         Statutory income tax rate                        35.0 %              35.0 %               34.0 %
         State income taxes, net of
            Federal income tax benefit                     1.9                 1.7                  1.7
         Benefit of extra territorial income              (1.1)               (1.4)                (1.0)
         Non-deductible expenses                           0.7                 0.6                  0.6
         Benefit of foreign and
            foreign-source income                         (1.0)               (3.9)                (3.4)
         Research and development credits                 (5.7)               (1.0)                 -
         Tax exempt interest                              (1.3)
         Other, net                                       (0.2)               (0.2)                (0.1)
                                                         ------              ------               ------
            Effective tax rate                            28.3 %              30.8 %               31.8 %
                                                         ======              ======               ======

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                       July 31, 2005                August 1, 2004
                                 -----------------------       ------------------------
                                 Deferred      Deferred        Deferred      Deferred
                                   Tax            Tax             Tax           Tax
                                  Assets      Liabilities       Assets      Liabilities
                                 ---------    -----------      --------     ------------
Intangibles                       $ -          $ 3,060          $  -          $ 2,186
Accrued vacation pay                 396          -                 335          -
Accrued bonus                        318          -                 583          -
Warranty costs                       279          -                 297          -
Inventory                          1,348          -               1,256          -
Depreciation                        -            3,194             -            2,662
Contract losses                       69          -                 221          -
Net operating loss
   carry-forwards                    360          -                 230          -
Other                                 16          -                 267          -
                               -------------  ------------    ------------  ------------
                                 $ 2,786       $ 6,254          $ 3,189       $ 4,848
                               =============  ============    ============  ============

     As of July 31, 2005 the Company has available net operating loss carry-forwards for state income tax purposes of approximately $3,600,000 with expiration dates ranging from 2022 to 2024.

     NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                            July 31,       August 1,
                                             Rate             2005           2004
                                             ----          ----------     -----------
Revolving loan facility (a)            4.75% and 5.29%     $   -           $   -
Mortgage note (b)                      7.43%                 2,431           2,524
Industrial Revenue Bonds (c)           4.07%                 2,700           2,805
Note for acquired business (d)         1.80%                   586           1,212
Other                                                           80             108
                                                        -------------   ------------
                                                             5,797           6,649
Less current portion                                           797             804
                                                        -------------   ------------
                                                           $ 5,000         $ 5,845
                                                        =============   ============

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

     The Company paid interest in 2005, 2004 and 2003 of approximately $304,000, $314,000 and $355,000, respectively.

     Future payments required on long-term debt are as follows (in thousands):

                          Fiscal year ending during:   Amount
                                2006                 $   797
                                2007                     223
                                2008                     236
                                2009                     251
                                2010                     266
                                Future                 4,024
                                                     -------
                                                     $ 5,797

     NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                                      July 31,       August 1,
                                                        2005           2004
                                                      ---------     ----------
         Accounts payable                            $ 13,756       $ 10,089
         Accrued payroll costs and bonuses              5,010          4,987
         Accrued commissions                            1,643            692
         Accrued royalties                                 37              8
         Accrued legal and accounting fees                533            240
         Accrued warranty costs                           799            580
         Accrued rent expense                             996            197
         Unearned income                                   56             81
         Other accrued expenses                         1,645            640
                                                     --------       --------
                                                     $ 24,475       $ 17,514
                                                     ========       ========

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

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                                                  53 weeks
                                                          52 weeks ended           ended
                                                    July 31,      August 1,       August 3,
                                                      2005           2004          2003
                                                -------------  -------------   -------------
     Numerator:
Net Income                                         $10,781        $13,673         $13,673
                                                =============  =============   =============
     Denominator:
Basic weighted-average shares                       14,310         14,105          14,317
Effect of dilutive securities:
     Employee stock options                            659            791             714
                                                -------------  -------------   -------------
Diluted weighted-average shares                     14,969         14,896          15,031
                                                =============  =============   =============

Stock options not included in computation              807              4             702
                                                =============  =============   =============

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

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted uFnder the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 5,000 and 7,500 shares were granted under this plan during the fiscal years ended July 31, 2005 August 1, 2004, respectively.

     A summary of stock option activity under all plans for the 52 weeks ended July 31, 2005 and August 1, 2004, and the 53 weeks ended August 3, 2003 is as follows:

                                                                              Average
                                          Number           Price Range        Exercise
                                        of shares           per share         Price
                                        ---------           ---------         --------

      Outstanding July 28, 2002           3,427,176   $   4.06  -  19.52      $ 11.92
      Granted                               108,500      14.50  -  19.03      $ 17.68
      Exercised                            (227,799)      4.06  -  13.10      $  8.80
      Cancelled                              (9,650)      8.38  -  13.10      $ 11.36
                                     ---------------    ---------------- ---------------
      Outstanding August 3, 2003          3,298,227   $   4.06  -  19.52      $ 12.33
      Granted                                53,500      17.32  -  20.45      $ 19.38
      Exercised                            (253,598)      4.06  -  19.52      $  9.88
      Cancelled                             (77,200)      8.38  -  17.67      $ 11.91
                                     ---------------    ---------------- ---------------
      Outstanding August 1, 2004          3,020,929   $   4.06  -  19.52      $ 12.33
      Granted                             1,081,000      17.98  -  19.94      $ 18.29
      Exercised                            (329,349)     16.54  -  20.60      $ 18.55
      Canceled                              (37,050)      8.38  -  19.83      $ 17.08
                                     ---------------    ---------------- ---------------
      Outstanding July 31, 2005           3,735,530   $   4.06  -  20.45      $ 14.41
                                     ===============

     Options Outstanding and Exercisable by Price Range as of July 31, 2005, with expiration dates ranging from August 18, 2005 to May 2, 2015 are as follows:

                                               Average         Weighted                             Weighted
    Range of Exercise        Number          Remaining          Average           Number             Average
        Prices             Outstanding    Contractual Life     Exercise Price    Exercisable     Exercise Price
    -----------------      -----------    -----------------   ----------------   ------------    --------------
       $ 4.06 -  9.30          803,080        3.88                 $  8.39          803,080            $  8.39
         9.54 - 13.10        1,140,250        5.17                 $ 11.95        1,140,250            $ 11.95
        14.25 - 17.42           50,200        4.70                 $ 16.12           50,200            $ 16.12
        17.98 - 17.98          873,000        7.06                 $ 17.98          700,000            $ 17.98
        18.39 - 20.45          869,000        5.68                 $ 19.53          869,000            $ 19.53
                        ---------------       ----           --------------   --------------   ----------------
       $ 4.06 - 20.45        3,735,530        5.45                 $ 14.41        3,562,530            $ 14.24
                        ===============                                       ==============

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

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                      2005             2004              2003
                                      ----             ----              ----
      United States               $ 131,326        $  100,746       $   88,294
      Israel                         12,738            12,305           10,717
      England                         7,351             9,103           11,212
                                  ---------        ----------       ----------
                                  $ 151,415        $  122,154       $  110,223
                                  =========        ==========       ==========

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                      2005             2004
`                                     ----             ----
      United States                $ 24,318          $ 21,544
      Israel                          4,376             3,499
      England                           767               925
                                   --------          --------
                                   $ 29,461          $ 25,968
                                   ========          ========

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

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                                    July 31, 2005
                                       ---------------------------------------
                                          Carrying Amount          Fair Value
                                       ----------------------  ---------------
Cash and cash equivalents                   $   20,331           $  20,331
Long-term debt                                   5,000               5,385

NOTE Q - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the 52 weeks ended July 31, 2005 and August 1, 2004 (in thousands, except for per share data).


                                                   October 31,    January 30,       May 1,         July 31,
2005                                                  2004           2005            2005            2005
----                                              ------------   -------------  --------------  ---------------
Net sales                                          $   33,590        33,754          41,266         42,805
Gross profit                                           10,859         9,880          13,421         11,398

Net income                                         $    3,553         2,077           3,627          1,524
                                                   ===========   ===========    ===========    ===========
Earnings per common share - Basic                  $     0.25          0.14            0.25           0.11
                                                   ===========   ===========    ===========    ===========
Basic weighted average shares                          14,252        14,335          14,313         14,340
                                                   ===========   ===========    ===========    ===========
Earnings per common share - Diluted                $     0.24          0.14            0.24           0.10
                                                   ===========   ===========    ===========    ===========
Diluted weighted average shares                        14,936        15,044          14,936         14,952
                                                   ===========   ===========    ===========    ===========


                                                   November 2,    February 1,       May 2,        August 1,
2004                                                  2003           2004            2004            2004
----                                              ------------   -------------  --------------  ---------------

Net sales                                         $    28,267        29,408          30,233         34,246
Gross profit                                           10,642        10,363          10,768         10,876

Net income                                        $     3,941         3,546           3,876          2,310
                                                   ===========   ===========    ===========    ===========
Earnings per common share - Basic                 $      0.28          0.25            0.27           0.16
                                                   ===========   ===========    ===========    ===========
Basic weighted average shares                          14,013        14,073          14,129         14,205
                                                   ===========   ===========    ===========    ===========
Earnings per common share - Diluted               $      0.27          0.24            0.26           0.15
                                                   ===========   ===========    ===========    ===========
Diluted weighted average shares                        14,782        14,880          14,932         14,962
                                                   ===========   ===========    ===========    ===========

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


     Included in the results of the third quarter of fiscal 2005 is an accrual of $260,000, which was paid in the fourth quarter of 2005, and included in the fourth quarter of 2004 is a payment of $1,595,000, in connection with the Robinson Labs litigation. (See Item 3. "Legal Proceedings").


                                   **********