Form 10-Q
period 2005-10-30
HERLEY INDUSTRIES INC /NEW
filed 2005-12-13
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 30, 2005

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     #23-2413500
(State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                       Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania         17601
     (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including Area Code:     (717) 735-8117

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  Yes            [  ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                  [ X ]  Yes            [  ]  No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act      [  ]  Yes       [ X ] No

As of December 6, 2005 - 14,473,375 shares of Common Stock.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                     PAGE
                                                                     ----
PART  I  -  FINANCIAL   INFORMATION

Item 1 -    Financial Statements:

Consolidated Balance Sheets -
  October 30, 2005 and July 31, 2005                                   2

Consolidated Statements of Income -
  For the Thirteen weeks ended October 30, 2005
  and October 31, 2004                                                 3

Consolidated Statement of Shareholders' Equity-
  For the Thirteen weeks ended October 30, 2005                        4

Consolidated Statements of Cash Flows -
  For the Thirteen weeks ended October 30, 2005
  and October 31, 2004                                                 5

Notes to Consolidated Financial Statements                             6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk   17

Item 4 - Controls and Procedures                                      17

PART II  -  OTHER   INFORMATION

Item 1 - Legal Proceedings                                            17

Item 6 - Exhibits                                                     18

Signatures                                                            19

Part I - Financial Information
Item 1 - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                                      October 30,      July 31,
                                                                          2005            2005
                                                                     ------------    ------------
                          ASSETS
Current Assets:
   Cash and cash equivalents                                          $   21,165      $   20,331
   Trade accounts receivable                                              27,695          27,258
   Costs incurred and income recognized in excess
     of billings on uncompleted contracts, including claims               17,415          16,058
   Other receivables                                                       1,300           1,414
   Inventories, net of allowance of $4,687 in fiscal 2006
     and $4,492 in fiscal 2005                                            56,181          53,668
   Deferred taxes and other                                                3,921           3,782
                                                                      ----------      ----------
                    Total Current Assets                                 127,677         122,511
Property, Plant and Equipment, net                                        30,023          29,461
Goodwill                                                                  70,880          70,831
Intangibles, net of accumulated amortization of $2,127 in
     fiscal 2006 and $1,680 in fiscal 2005                                20,499          20,554
Other Assets                                                                 727             744
                                                                      ----------      ----------
                                                                      $  249,806      $  244,101
                                                                      ==========      ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                  $      218      $      797
   Accounts payable and accrued expenses                                  23,988          24,477
   Billings in excess of costs incurred and
     income recognized on uncompleted contracts                              756             538
   Income taxes payable                                                    5,225           3,760
   Reserve for contract losses                                               420             630
   Advance payments on contracts                                           4,111           3,966
                                                                      ----------      ----------
                    Total Current Liabilities                             34,718          34,168
Long-term Debt                                                             4,840           5,000
Other Long-term Liabilities                                                1,143           1,042
Deferred Income Taxes                                                      6,261           6,254
                                                                      ----------      ----------
                                                                          46,962          46,464
                                                                      ----------      ----------
Commitments and Contingencies
Shareholders' Equity:
   Common stock, $.10 par value; authorized
     20,000,000 shares; issued and outstanding
     14,468,875 in fiscal 2006 and 14,389,625 in fiscal 2005               1,447           1,439
   Additional paid-in capital                                            110,302         109,118
   Retained earnings                                                      89,907          85,932
   Accumulated other comprehensive income                                  1,188           1,148
                                                                      ----------      ----------
                    Total Shareholders' Equity                           202,844         197,637
                                                                      ----------      ----------
                                                                      $  249,806      $  244,101
                                                                      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                           Thirteen weeks ended
                                                      October 30,        October 31,
                                                         2005              2004
                                                     -------------     -------------
Net sales                                              $   41,938        $   33,590
                                                     -------------     -------------
Cost and expenses:
      Cost of products sold                                27,813            22,784
      Selling and administrative expenses                   8,587             5,802
                                                     -------------     -------------
                                                           36,400            28,586
                                                     -------------     -------------
      Income from operations                                5,538             5,004
                                                     -------------     -------------
Other income (expense), net
      Investment income                                       110               224
      Interest expense                                        (83)              (79)
      Foreign exchange gain                                   113                 -
                                                     -------------     -------------
                                                              140               145
                                                     -------------     -------------

       Income before income taxes                           5,678             5,149
Provision for income taxes                                  1,703             1,596
                                                     -------------     -------------

      Net income                                       $    3,975        $    3,553
                                                     =============     =============

Earnings per common share - Basic                      $      .28        $      .25
                                                     =============     =============

      Basic weighted average shares                        14,446            14,252
                                                     =============     =============

Earnings per common share - Diluted                    $      .26        $      .24
                                                     =============     =============

      Diluted weighted average shares                      15,240            14,936
                                                     =============     =============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      Thirteen weeks ended October 30, 2005
                        (In thousands except share data)

                                                                                                        Accumulated
                                                                             Additional                    Other
                                                       Common Stock           Paid-in     Retained     Comprehensive
                                                    Shares       Amount       Capital     Earnings         Income          Total
                                                 -------------   --------    ---------    ---------   ----------------   ---------
Balance at July 31, 2005                           14,389,625  $   1,439      109,118       85,932         1,148       $  197,637

Exercise of stock options                              79,250          8          890                                         898
Stock option compensation                                                          78                                          78
Tax benefit upon exercise of stock
  options                                                                         216                                         216
                                                 -------------   --------    ---------    ---------     -----------      ---------
     Subtotal                                      14,468,875      1,447      110,302       85,932         1,148          198,829
                                                 -------------   --------    ---------    ---------     -----------      ---------
Net income                                                                                   3,975                          3,975
Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                                                                      12               12
   Foreign currency translation gain                                                                          28               28
                                                                                                                         ---------
 Comprehensive income                                                                                                       4,015

                                                 -------------   --------    ---------    ---------     -----------      ---------
Balance at October 30, 2005                        14,468,875  $   1,447      110,302       89,907         1,188       $  202,844
                                                 =============   ========    =========    =========     ===========      =========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              Thirteen weeks ended
                                                                         October 30,        October 31,
                                                                            2005               2004
                                                                        --------------     --------------
Cash flows from operating activities:
      Net income                                                        $       3,975      $       3,553
                                                                        --------------     --------------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                        1,730              1,149
           Stock-based compensation expense                                        78                -
           Increase in deferred tax assets                                        (30)               -
           Foreign exchange gain                                                  (31)               -
           Changes in operating assets and liabilities:
                (Increase) decrease  in trade accounts receivable                (437)             4,126
                (Increase) decrease in costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts, and claims                           (1,357)               175
                Decrease (increase) in other receivables                          114               (265)
                Increase in inventories                                        (2,513)              (766)
                Increase in deferred taxes and other                             (139)              (473)
                Decrease in accounts payable
                  and accrued expenses                                           (489)               (60)
                Increase (decrease) in billings in excess of
                  costs incurred and income recognized
                  on uncompleted contracts                                        218               (624)
                Increase in income taxes payable                                1,465              1,041
                Decrease in accrual for contract losses                          (210)              (327)
                Increase (decrease)  in advance payments on contracts             145               (231)
                Other, net                                                        123                160
                                                                        --------------     --------------
                     Total adjustments                                         (1,333)             3,905
                                                                        --------------     --------------

           Net cash provided by operating activities                            2,642              7,458
                                                                        --------------     --------------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                            -                (3,753)
      Acquisition of technology license                                          (375)               -
      Partial distribution from limited partnership                              -                    10
      Capital expenditures                                                     (1,820)            (2,044)
                                                                        --------------     --------------
           Net cash used in investing activities                               (2,195)            (5,787)
                                                                        --------------     --------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                      4,000                -
      Proceeds from exercise of stock options                                     898                559
      Payments of long-term debt                                                 (727)              (727)
      Payments under bank line of credit                                       (4,000)               -
      Income tax benefit from exercise of stock options                           216                200
                                                                        --------------     --------------
           Net cash provided by financing activities                              387                 32
                                                                        --------------     --------------

           Net increase in cash and cash equivalents                              834              1,703

Cash and cash equivalents at beginning of period                               20,331             66,181
                                                                        --------------     --------------

Cash and cash equivalents at end of period                              $      21,165      $      67,884
                                                                        ==============     ==============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


1.   Interim Reporting

     The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2005 Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission.

     The unaudited consolidated financial statements include the accounts of Herley Industries, Inc. and its wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Acquisitions

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

     For the three acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

       Acquisition                                RSS                  MSI                  ICI
       Effective Date                      September 1, 2004    February 1, 2005       April 1, 2005
       ---------------                     ------------------   -----------------      --------------
       Current assets                                $ 483             $1,534               $8,759
       Property, plant and equipment                    72              2,038                  681
       Other assets                                      -                  1                    -
       Intangible assets                                 -              4,400               10,200
       Goodwill                                      3,456             15,148               17,189
       Current liabilities                            (258)            (2,436)              (9,860)
                                                  --------           --------             --------
      Aggregate purchase price                     $ 3,753           $ 20,685             $ 26,969
                                                  ========           ========             ========

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

3.   Claims on Major Contracts
     Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Claims receivable in the amount of $2.2 million at October 30, 2005 are included in costs incurred and income recognized in excess of billings on uncompleted contracts on the accompanying Consolidated Balance Sheets.

4.   Inventories
     Inventories at October 30, 2005 and July 31, 2005 are summarized as follows (in thousands):

                                                            October 30, 2005             July 31, 2005
                                                            ----------------             -------------
         Purchased parts and raw materials                         $ 24,741                  $ 23,838
         Work in process                                             33,816                    32,026
         Finished products                                            2,311                     2,296
                                                                   --------                  --------
                                                                     60,868                    58,160
         Less reserve for excess and obsolete materials               4,687                     4,492
                                                                   --------                  --------
                                                                   $ 56,181                  $ 53,668
                                                                   ========                  ========

5.   Goodwill and Other Intangible Assets
     The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 resulted in the Company's discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     The change in the carrying amount of goodwill for the three months ended October 30, 2005 is as follows (in thousands):

                Balance at July 31, 2005                     $ 70,831
                Foreign currency translation adjustment            49
                                                             --------
                Balance at October 30, 2005                  $ 70,880
                                                             ========

Intangible Assets consist of the following (in thousands):

                                                           October 30,     July 31,   Estimated
                                                              2005          2005     useful life
                                                           -----------    ----------  -----------

   Trademarks (acquired with MSI and ICI)                    $2,800         $2,800    Indefinite
   Technology (acquired with EWST and MSI)                   12,421         12,421    10-15 years
   Drawings                                                     800            800    15 years
   Patents                                                      568            568    14 years
   Backlog                                                    3,125          3,125    2-5 years
   Non-compete                                                   31             31    5 years
   Foreign currency translation adjustment                      206            189
                                                            -------        -------
                                                             19,951         19,934
   Accumulated amortization                                   2,127          1,680
                                                            -------        -------
                                                             17,824         18,254
   Technology  license  (for  millimeter  wave
        applications;  purchased  from Xytrans)               2,675          2,300   (see below)
                                                            -------        -------
                                                            $20,499        $20,554
                                                            =======        =======

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

     In the fourth quarter of fiscal 2005, Xytrans had achieved certain of the development milestones on the missile program discussed above, and the Company made additional contingent payments totaling $300,000. In the first quarter of fiscal 2006, additional contingent payments totaling $375,000 were made by the Company.

     The investment in this licensed technology of $2,675,000 as of October 30, 2005 is included in the accompanying Consolidated Balance Sheets under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize a portion of the costs associated with this agreement against the related revenues, and may allocate some of the value of this technology to the specific patents acquired. In the event that some of the value is allocated to specific patents, then that value would be amortized over the remaining life of the patent. At this point, the portion of this technology investment that should be allocated to any particular patent is not estimatable.

     The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

     Amortization expense for the thirteen weeks ended October 30, 2005 and October 31, 2004 was approximately $447,000 and $95,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years, is as follows (in thousands):

                        2006    $ 1,788
                        2007      1,788
                        2008      1,782
                        2009      1,782
                        2010      1,502

6.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the three months ended October 30, 2005 (in thousands):

                                                                 Thirteen weeks ended
                                                         October 30, 2005        October 31, 2004
                                                         ----------------        ----------------
         Balance at beginning of period                      $  799                  $  580
         Provision for warranty obligations                     141                     156
         Warranty costs charged to the reserve                 (164)                   (155)
                                                             -------                 -------
         Balance at end of period                            $  776                  $  581
                                                             ======-                 =======

7.   Litigation

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

8.   Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

                                                                  Thirteen weeks ended
                                                             October 30,         October 31,
                                                                2005                 2004
                                                             -----------         ------------
        Net income                                            $  3,975            $  3,553
        Unrealized gain (loss) on interest rate swap                12                 (34)
        Foreign currency translation gain                           28                 115
                                                              --------            --------
           Comprehensive income                               $  4,015            $  3,634
                                                              ========            ========

     The components of accumulated other comprehensive income is as follows (in thousands):

                                                              October 30, 2005        July 31, 2005
                                                              ----------------        -------------
        Unrealized loss on interest rate swap                    $     (43)             $    (55)
        Foreign currency translation gain                            1,231                 1,203
                                                                  ---------             ---------
             Accumulated other comprehensive income              $   1,188              $  1,148
                                                                  =========             =========

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's 2005 Annual Report on Form 10-K/A Amendment 1 that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective application method, compensation cost included in operating expenses in the thirteen weeks ended October 30, 2005 is approximately $78,000 and includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123), and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123R). Operating income and income before taxes were reduced by approximately $78,000 for the quarter, while net income was reduced by approximately $55,000, or less than $0.01 per basic and diluted share.

     Income tax benefits relating to the exercise of stock options during the thirteen weeks ended October 30, 2005 and October 31, 2004 amounting to $216,000 and $200,000, respectively, are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R the Company presented all income tax benefits related to stock-based compensation as an operating cash inflow.

     As of October 30, 2005, there were 3,664,780 stock options outstanding. At October 30, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model was approximately $752,000 (net of estimated forfeitures). During the quarter ended October 30, 2005, the Company granted 10,500 non-qualified stock options, with a fair value of approximately $72,000 (net of estimated forfeitures), and 2,000 options were forfeited. New option grants made after July 31, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

     Prior to adopting SFAS 123R on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects on implementing SFAS 123R. Therefore, for the thirteen weeks ended October 31, 2004, no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the period presented as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation prior to August 1, 2005:

                                                                 Thirteen weeks ended
                                                                    October 31, 2004
                                                                    ----------------
                 Net income - as reported                             $    3,553
                 Deduct: total stock-based employee compensation
                  expense determined under fair value based method
                  for all  awards, net of related tax effects               (180)
                                                                      -----------
                 Net income  -  pro forma                             $    3,373
                                                                      ===========
                 Earnings per share  -  as reported
                      Basic                                           $      .25
                      Diluted                                                .24
                 Earnings per share  - pro forma
                      Basic                                           $      .24
                      Diluted                                                .23

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the quarter ended October 30, 2005 using the Black-Scholes option valuation model are as follows:

                                                            Thirteen weeks ended
                                                         October 30,    October 31,
                                                            2005           2004
                                                         ----------     ----------
           Weighted average fair value of options granted $ 6.86          $ 4.00
           Expected life (years)                            3.66            3.69
           Expected volatility                               .44             .44
           Risk-free interest rate                          4.28%           3.80%
           Expected dividend yield                          zero            zero


     The expected life of options granted in the thirteen weeks ended October 30, 2005 and October 31, 2004 was based on the Company's historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted is determined using historical volatilities based on historical stock prices. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend, and as such the dividend yield is zero.

     The following table summarizes the non-qualified stock option activity during the thirteen weeks ended October 30, 2005:

                                                                                      Weighted        Aggregate
                                                                                      Average         Intrinsic
                                              Number              Price Range         Exercise        Value (1)
                                             of shares             per share           Price        (in thousands)
                                             ---------            ------------       ----------     --------------
Outstanding July 31, 2005                    3,735,530            $4.06  -  20.45     $  14.41
Granted                                         10,500                      18.57        18.57
Exercised                                      (79,250)            4.31  -  19.83        11.33         $    683
Cancelled                                       (2,000)                     19.83        19.83               40
                                         --------------         -------------------  -------------
Outstanding October 30, 2005                 3,664,780            $4.06  -  20.45     $  14.49           11,394
Exercisable October 30, 2005                 3,481,280                                                 $ 11,394

(1) Excludes 1,578,000 vested options with an exercise price greater than the closing stock price of $16.55 as of October 30, 2005.

     Options outstanding and exercisable by price range as of October 30, 2005, with expiration dates ranging from April 12, 2006 to May 2, 2015 are as follows:

                                      Options Outstanding                         Options Exercisable
                        ------------------------------------------------   ----------------------------------
                                            Weighted
                                             Average         Weighted                              Weighted
   Range of Exercise       Number          Remaining          Average           Number              Average
       Prices            Outstanding    Contractual Life    Exercise Price    Exercisable        Exercise Price
  ------------------     -----------    ----------------    --------------    -----------        --------------
   $  4.06  -   9.30        761,580           3.8             $    8.41           761,580            $   8.41
      9.54  -  13.10      1,115,500           5.0                 11.93         1,115,500               11.93
     14.25  -  17.42         46,200           4.6                 16.01            46,200               16.01
     17.98  -  17.98        873,000           6.8                 17.98           700,000               17.98
     18.39  -  20.45        868,500           5.4                 19.52           858,000               19.53
                          ---------          ----             ---------         ---------            ---------
   $  4.06  -  20.45      3,664,780           5.3             $   14.49         3,481,280            $  14.30
                          =========                                             =========

     As of October 30, 2005, the total future compensation cost related to nonvested options not yet recognized in the consolidated statement of income was approximately $977,000 ($752,000 net of estimated forfeitures) and the weighted average period over which these options are expected to be recognized was 2.5 years.

     10. Earnings Per Share ("EPS")

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands):

                                                  Thirteen weeks ended
                                              October 30,        October 31,
                                                 2005               2004
                                              -----------        -----------
     Numerator:
Net Income                                    $   3,975          $   3,553
                                              =========          =========

     Denominator:
Basic weighted-average shares                    14,446             14,252
Effect of dilutive securities:
     Employee stock options                         794                684
                                              ---------          ---------
Diluted weighted-average shares                  15,240             14,936
                                              =========          =========
Stock options not included in computation           969                737
                                              =========          =========

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices ranging from $17.98 to $20.45 which are greater than the average market price of the common shares during the period, and therefore, are anti- dilutive. The options, which were outstanding as of October 30, 2005, expire at various dates through February 4, 2015.

11.  Geographic Information

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the first quarter, based on place of contract performance, were as follows (in thousands):


                                     Thirteen weeks ended
                                 October 30,     October 31,
                                    2005            2004
                                 ------------    -----------
        United States             $ 37,776        $ 28,696
        Israel                       3,111           3,034
        England                      1,051           1,860
                                  --------        ---------
                                  $ 41,938        $ 33,590
                                  ========        =========

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                October 30, 2005        July 31, 2005
                                ----------------        -------------
        United States               $ 24,711              $ 24,318
        Israel                         4,617                 4,376
        England                          695                   767
                                    --------              --------
                                    $ 30,023              $ 29,461
                                    ========              ========

12.  Supplemental cash flow information is as follows (in thousands):

                                                        Thirteen weeks ended
                                                October 30, 2005        October 31, 2004
                                                ----------------        ----------------
        Net cash paid during the period for:
        Interest                                     $    75              $    79
        Income taxes                                    (112)                  98

13.  New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of APB No. 43, Chapter 4" ("SFAS 151.") SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 151 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 153 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R.") SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Management adopted this standard on August 1, 2005. See Note 9 for a discussion of the impact on the consolidated financial position, result of operations and cash flows of the Company upon adoption of SFAS 123R.

     In March  of  2005,  the SEC  issued  Staff  Accounting  Bulletin  No.  107
     "Share-Based Payment," ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company has incorporated SAB 107 in the implementation and adoption of SFAS 123R.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FASB Interpretation No. 47 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154.") SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

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


Results of Operations

Thirteen weeks ended October 30, 2005 and October 31, 2004
----------------------------------------------------------

Net sales for the thirteen weeks ended October 30, 2005 were approximately $41,938,000, as compared to $33,590,000 in the thirteen weeks ended October 31, 2004, an increase of $8.3 million (24.9%). Our two acquisitions completed in the third quarter of fiscal 2005, MSI and ICI, accounted for approximately $9.2 million of net sales for the quarter ended October 30, 2005. We experienced an approximate $900,000 net decrease in net sales at our other operations. Some of the larger changes contributing to this net decrease in Net sales included the following:

-- A decline of $2.2 million at our two US microwave component businesses, principally due to (i) lower shipments at one operation attributable to that facilities' resources being committed to a major electronic warfare upgrade program for the US Navy, and (ii) at the second operation the absence this year of a large contract that accounted for substantial sales in the prior year's first quarter;

-- A decrease of approximately $800,000 in revenues recognized by EWST, our UK subsidiary. During the first quarter of fiscal 2005, EWST had a number of contracts that were at a stage where comparatively higher direct costs were being incurred. As EWST uses the percentage of completion method for revenue recognition, these comparatively higher value/ higher direct cost contracts last year, and the reduced direct costs in the first quarter of fiscal 2006, accounted for the reduction in revenue recognized in the first quarter of fiscal 2006.

offset by

-- An increase in sales at CTI of approximately $1.2 million, most of which was attributable to commercial telecom components; and

-- An increase in sales at our Lancaster operation of $1.1 million, which includes $2.2 million in revenue in connection with a claim due to customer delays and changes in specifications and designs under a major program offset by decreases in overall sales volume.

The gross profit margin in the thirteen weeks ended October 30, 2005 was 33.7% compared to 32.2% in the first quarter of fiscal 2005, an increase of 1.5%. Excluding the impact of our two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI), the increase in gross profit margins would have been less. All of the improvement in gross margin in the first quarter of fiscal 2006 is attributable to the favorable impact at our Lancaster operation of the $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program.

Selling and administrative expenses for the thirteen weeks ended October 30, 2005 were 20.5% of net sales as compared to 17.3% in the first quarter of fiscal 2005, an increase approximately $2.8 million. Large increases during the period included:

--   Increases  of   approximately   $2.3  million   attributable   to  our  two
     acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI);

-- An increase of approximately $500,000 attributable to legal costs primarily associated with a continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

Operating income for the first quarter of fiscal 2006 was $5.5 million or 13.2% of net sales, as compared to $5.0 million or 14.9% of net sales in the prior year. The decrease in operating income as a percentage of net sales is primarily attributable to the 3.2% increase in selling and administrative costs as a percentage of net sales, offset by the 1.5% improvement in gross margin percentage (for the reasons outlined above) and by the beneficial impact of the $8.3 million increase in revenue for the quarter. Our foreign operations contributed $215,000 in operating income for the quarter as compared to $562,000 in the first quarter of fiscal 2005. The decline in operating income occurred at the Company's U.K. subsidiary.

Provision for income taxes for the first quarter of fiscal 2006 was $1,703,000, representing an effective tax rate of approximately 30%, as compared to an effective tax rate of 31% in the prior year's first quarter (and an effective rate of 28% for the whole of fiscal year 2005.) The comparatively lower effective tax rate for fiscal year 2005 included the recognition of certain tax benefits for Research & Development tax credits which were realized in fiscal 2005.

Liquidity and Capital Resources
-------------------------------

As of October 30, 2005 and July 31, 2005,  working  capital was  $92,959,000 and
$88,343,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.7 to 1 and 3.6 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The un-liquidated balance of these deposits and payments was approximately $4,111,000 at October 30, 2005, and $3,966,000 at July 31, 2005.

Net cash provided by operations during the thirteen weeks ended October 30, 2005 was approximately $2,642,000 as compared to $7,458,000 during the comparable period in the prior year. Income from operations (adjusted for depreciation, amortization, and foreign exchange losses) was $5,674,000 in the first three months of the current fiscal year versus $4,702,000 in the similar period in the prior year, an increase of approximately $972,000. Significant items contributing to the overall decrease in cash provided by operations include the following:

1. a decrease of approximately $4.6 million in cash generated from collection of accounts receivable during the first three months of fiscal 2006 versus fiscal 2005. The largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. The job was largely shipped during fiscal 2004 and early in fiscal 2005, which resulted in increased collections of accounts receivable in the first quarter of fiscal 2005;

2. an increase of approximately $2.5 million in the amount of cash invested in inventories during the first quarter of fiscal 2006 attributable to the ramping up of production on several programs transitioning from engineering development to manufacturing, and the purchase of long lead materials as well as quantity buys for several new contracts;

3. an increase of approximately $1.5 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts, including $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program;

offset primarily by

an increase of approximately $800,000 in cash generated from billings in excess of costs incurred and income recognized on uncompleted contracts during the course of the three month period; and

Net cash used in investing activities includes capital expenditures of $1,820,000 including $584,000 at the Company's CTI facility for the purchase of equipment used for the production of millimeter wave products relating to the Xytrans license agreement.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on January 31, 2007 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 3.75% and 4.09%, respectively, at October 30, 2005. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at October 30, 2005 and July 31, 2005. Stand-by letters of credit were outstanding in the amount of approximately $11,103,000 under the credit facility at October 30, 2005, and $10,703,000 at July 31, 2005.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. The company is in compliance with all covenants at October 30, 2005.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2006 will be generated from our existing backlog of sales orders. The backlog of orders at October 30, 2005 was approximately $132 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of October 30, 2005, the Company has approximately $38,897,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $11,103,000, and cash reserves of approximately $21,165,000.

Disclosure Regarding Contractual Obligations and Commitments
------------------------------------------------------------

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, including interest, such as debt and lease agreements, and other contingent commitments, such as standby letters of credit. The following table summarizes the Company's contractual obligations and other contingent commitments, including interest, at July 31, 2005 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
            ------------                  -----        -------       -----        -----        -----
     Mortgage Note                        $ 2,571      $   124      $   270      $   308      $ 1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606            -        -                -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                          -------      -------      -------      -------      -------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                          -------      -------      -------      -------      -------
     Total Contractual Obligations        $56,824      $23,892      $17,436      $ 5,793      $ 9,703
                                          =======      =======      =======      =======      =======

Other than the ordinary course fulfillment of open purchase orders and placement of new purchase orders, there have been no other significant changes to the Company's contractual obligations table since July 31, 2005.

New Accounting Pronouncements
-----------------------------

See Note 13 of Notes to Consolidated Financial Statements - (Unaudited) for the discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since July 31, 2005.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of October 30, 2005.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings:

On August 14, 2001, Robinson Laboratories, Inc. ("RLI") and Ben Robinson ("Robinson") filed an Amended Complaint against Herley Industries, Inc. ("Herley"). Although the Amended Complaint sets forth fifteen counts, the core allegations were that Herley (i) failed to issue 97,841 shares of common stock in connection with certain earn out requirements contained in an Asset Purchase Agreement dated February 1, 2000; (ii) breached an Employment Agreement with Robinson by terminating his employment on August 5, 2001; and (iii) breached a Stock Option Agreement dated January 31, 2000. On September 17, 2001, Herley filed an Answer, Affirmative Defenses and Counterclaims in this matter and also filed Counterclaims against both RLI and Robinson.

On August 5, 2002, a jury trial commenced. The original jury verdict in 2002 and various subsequent court actions in the State of New York awarded various damages to both parties, although these findings were subject to appeal.

On June 28, 2004, Herley filed suit against Ben Robinson and Frank Holt in New Hampshire asserting claims for fraudulent conveyance and piercing the corporate veil, so as to hold Robinson personally liable for the legal fees incurred by Herley in defending RLI's claims discussed above. In response, Robinson took steps to collect damages awarded to him under the 2002 jury verdict. On July 27, 2004, Herley paid $1,594,621 (including interest) to Ben Robinson, and this charge was reflected in Herley's Statement of Operating Income for the period ended July 31, 2004.

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

On June 3, 2005, Herley reached an agreement in principle with Robinson, RLI and Holt under which Herley agreed to pay Robinson $260,000 for the attorneys fees awarded to him by the New York Court in one of the previous actions. Further, all claims, counterclaims and appeals in the New York and New Hampshire actions, as well as all claims and counterclaims in a separate proceeding docketed as Herley Industries, Inc. v. RH Laboratories, Inc., Stephen Robinson and Michael Gravelese, would be dismissed with prejudice pursuant to this agreement in principle. Based upon this agreement in principle, the Company recorded a provision in the third quarter of fiscal 2005 to account for this settlement, and the settlement was paid in the fourth quarter of fiscal 2005.

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HERLEY INDUSTRIES, INC.
                             Registrant


                             By:   /s/   Myron Levy
                                 ----------------------------------------------
                             Myron Levy, Chief Executive Officer


                             By:    /s/    Anello C. Garefino
                                 ----------------------------------------------
                             Anello C. Garefino, Acting Chief Financial Officer

DATE: December 13, 2005