Form 10-Q
period 2006-01-29
HERLEY INDUSTRIES INC /NEW
filed 2006-03-10
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 29, 2006
                                                ----------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       #23-2413500
        --------                                       -----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

101 North Pointe Boulevard, Lancaster, Pennsylvania       17601
---------------------------------------------------       -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:   (717) 735-8117
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   [ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X    No
                           ---      ---

As of March 6, 2006 - 14,522,566 shares of Common Stock.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q





                                                                         PAGE
PART I  -  FINANCIAL   INFORMATION                                       ----

Item 1  -  Financial Statements:

     Consolidated Balance Sheets -
           January 29, 2006 and July 31, 2005                              2

     Consolidated Statements of Income -
           For the Thirteen and Twenty-six weeks ended
            January 29, 2006 and January 30, 2005                          3

     Consolidated Statement of Shareholders' Equity-
           For the Twenty-six weeks ended January 29, 2006                 4

     Consolidated Statements of Cash Flows -
           For the Twenty-six weeks ended
            January 29, 2006 and January 30, 2005                          5

     Notes to Consolidated Financial Statements                            6

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  15

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk     20

Item 4 -   Controls and Procedures                                        20

PART II  -  OTHER   INFORMATION

Item 1 -   Legal Proceedings                                              20

Item 4 -   Submission Of Matters To A Vote Of Security Holders            20

Item 6 -   Exhibits                                                       21

Signatures                                                                22

Part I  - Financial Information
Item 1  - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                                                    January 29,         July 31,
                                                                                       2006               2005
                                                                                  --------------     --------------
                          ASSETS
Current Assets:
         Cash and cash equivalents                                              $        21,769    $        20,331
         Trade accounts receivable                                                       28,549             27,258
         Costs incurred and income recognized in excess
            of billings on uncompleted contracts, including claims                       18,923             16,058
         Other receivables                                                                1,642              1,414
         Inventories, net of allowance of $4,844 in fiscal 2006
           and $4,492 in fiscal 2005                                                     56,671             53,668
         Deferred taxes and other                                                         3,853              3,782
                                                                                  --------------     --------------
                                 Total Current Assets                                   131,407            122,511
Property, Plant and Equipment, net                                                       29,722             29,461
Goodwill                                                                                 73,372             70,831
Intangibles, net of accumulated amortization of $2,574 in fiscal 2006
         and $1,680 in fiscal 2005                                                       20,497             20,554
Other Assets                                                                                703                744
                                                                                  --------------     --------------
                                                                                $       255,701    $       244,101
                                                                                  ==============     ==============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                      $           219    $           797
         Accounts payable and accrued expenses                                           21,523             24,477
         Billings in excess of costs incurred and
             income recognized on uncompleted contracts                                     995                538
         Income taxes payable                                                             4,690              3,760
         Reserve for contract losses                                                      3,219                630
         Advance payments on contracts                                                    5,704              3,966
                                                                                  --------------     --------------
                                 Total Current Liabilities                               36,350             34,168
Long-term Debt                                                                            4,805              5,000
Other Long-term Liabilities                                                               1,228              1,042
Deferred Income Taxes                                                                     6,263              6,254
                                                                                  --------------     --------------
                                                                                         48,646             46,464
                                                                                  --------------     --------------
Commitments and Contingencies
Shareholders' Equity:
         Common stock, $.10 par value; authorized
           20,000,000 shares; issued and outstanding
           14,478,975 in fiscal 2006 and 14,389,625 in fiscal 2005                        1,448              1,439
         Additional paid-in capital                                                     110,564            109,118
         Retained earnings                                                               93,871             85,932
         Accumulated other comprehensive income                                           1,172              1,148
                                                                                  --------------     --------------
                                 Total Shareholders' Equity                             207,055            197,637
                                                                                  --------------     --------------
                                                                                $       255,701    $       244,101
                                                                                  ==============     ==============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                          Thirteen weeks ended            Twenty-six weeks ended
                                                          --------------------            ----------------------
                                                      January 29,       January 30,       January 29,      January 30,
                                                         2006              2005              2006              2005
                                                     -------------     -------------     ------------     -------------
Net sales                                          $       45,839    $       33,754    $      87,777    $       67,344
                                                     -------------     -------------     ------------     -------------

Cost and expenses:
      Cost of products sold                                32,351            24,405           60,164            47,189
      Selling and administrative expenses                   8,238             6,874           16,825            12,676
                                                     -------------     -------------     ------------     -------------
                                                           40,589            31,279           76,989            59,865
                                                     -------------     -------------     ------------     -------------

      Operating Income                                      5,250             2,475           10,788             7,479
                                                     -------------     -------------     ------------     -------------

Other income (expense), net:
      Investment income                                       199               292              309               516
      Interest expense                                        (91)              (58)            (174)             (137)
      Foreign exchange gain (loss)                            (10)              185              103               185
                                                     -------------     -------------     ------------     -------------
                                                               98               419              238               564
                                                     -------------     -------------     ------------     -------------

      Income before income taxes                            5,348             2,894           11,026             8,043
Provision for income taxes                                  1,384               817            3,087             2,413
                                                     -------------     -------------     ------------     -------------

      Net income                                   $        3,964    $        2,077    $       7,939    $        5,630
                                                     =============     =============     ============     =============

Earnings per common share - Basic                  $          .27    $          .14    $         .55    $          .39
                                                     =============     =============     ============     =============

      Basic weighted average shares                        14,474            14,335           14,460            14,294
                                                     =============     =============     ============     =============

Earnings per common share - Diluted                $          .26    $          .14    $         .52    $          .38
                                                     =============     =============     ============     =============

      Diluted weighted average shares                      15,091            15,044           15,173            14,990
                                                     =============     =============     ============     =============

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     Twenty-six weeks ended January 29, 2006
                        (In thousands except share data)

                                                                                               Accumulated
                                                                  Additional                      Other
                                                   Common Stock    Paid-in        Retained     Comprehensive
                                        Shares        Amount       Capital        Earnings        Income          Total
                                     -------------    --------    ----------    ----------------------------   -----------
Balance at July 31, 2005               14,389,625       1,439       109,118       85,932              1,148       197,637

Exercise of stock options                  89,350           9           990                                           999
Stock option compensation                                               213                                           213
Tax benefit upon exercise of stock
  options                                                               243                                           243
                                     -------------    --------    ----------    ---------    ---------------   -----------
     Subtotal                          14,478,975       1,448       110,564       85,932              1,148       199,092
                                     -------------    --------    ----------    ---------    ---------------   -----------

Net income                                                                         7,939                            7,939
Other comprehensive income, net of tax:
    Unrealized gain on
   Unrealized gain on interest rate swap                                                                 18            18
   Foreign currency translation gain                                                                      6             6
                                                                                                               -----------
Comprehensive income                                                                                                7,963


                                     -------------    --------    ----------    ---------    ---------------   -----------
Balance at January 29, 2006            14,478,975   $   1,448       110,564       93,871              1,172  $    207,055
                                     =============    ========    ==========    =========    ===============   ===========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             Twenty-six weeks ended
                                                                         January 29,        January 30,
                                                                            2006               2005
                                                                        --------------     --------------
Cash flows from operating activities:
      Net income                                                      $         7,939    $         5,630
                                                                        --------------     --------------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                        3,466              2,389
           Stock-based compensation expense                                       213                  -
           Increase in deferred tax assets                                        (81)                 -
           Foreign exchange (gain) loss                                           (36)                22
           Gain on sale of securities                                               -                (20)
           Equity in income of limited partnership                                  -                 (6)
           Changes in operating assets and liabilities:
                (Increase) decrease  in trade accounts receivable              (1,291)             6,610
                Increase in costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts, and claims                           (2,865)            (2,593)
                Increase in other receivables                                    (228)              (123)
                (Increase) decrease in inventories                             (3,003)               484
                Increase in deferred taxes and other                              (71)              (549)
                Decrease in accounts payable
                  and accrued expenses                                         (2,954)            (3,121)
                Increase (decrease) in billings in excess of
                  costs incurred and income recognized
                  on uncompleted contracts                                        457             (1,022)
                Increase in income taxes payable                                  930              1,708
                Increase in accrual for contract losses                            85                 22
                Increase (decrease)  in advance payments on contracts           1,738               (281)
                Other, net                                                        248                220
                                                                        --------------     --------------
                     Total adjustments                                         (3,392)             3,740
                                                                        --------------     --------------

           Net cash provided by operating activities                            4,547              9,370
                                                                        --------------     --------------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                               -             (3,753)
      Acquisition of technology license                                          (825)            (1,000)
      Deposit on purchase price of acquired business                                -             (1,014)
      Proceeds from sale of securities                                              -                165
      Partial distribution from limited partnership                                11                 78
      Capital expenditures                                                     (2,785)            (3,274)
                                                                        --------------     --------------
           Net cash used in investing activities                               (3,599)            (8,798)
                                                                        --------------     --------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                      8,000                  -
      Proceeds from exercise of stock options                                     999              1,599
      Payments of long-term debt                                                 (753)              (734)
      Payments under bank line of credit                                       (8,000)                 -
      Income tax benefit from exercise of stock options                           244                330
                                                                        --------------     --------------
           Net cash provided by financing activities                              490              1,195
                                                                        --------------     --------------

           Net increase in cash and cash equivalents                            1,438              1,767


Cash and cash equivalents at beginning of period                               20,331             66,181
                                                                        --------------     --------------

Cash and cash equivalents at end of period                            $        21,769    $        67,948
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

     Certain prior period balances have been reclassified to conform to the current period(s financial statement presentation.

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

     For the three acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

       Acquisition                            RSS                  MSI                  ICI
       Effective Date                  September 1, 2004    February 1, 2005       April 1, 2005
       --------------                  -----------------    ----------------       -------------
       Current assets                           $ 483               $1,534               $8,759
       Property, plant and equipment               72                2,038                  681
       Other assets                                 -                    1                    -
       Intangible assets                            -                4,400               10,200
       Goodwill                                 3,456               15,148               19,693
       Current liabilities                      (258)              (2,436)             (12,364)
                                              -------             --------             --------
       Aggregate purchase price               $ 3,753             $ 20,685             $ 26,969
                                              =======             ========             ========

     The Company adjusted its valuation of the assets acquired and liabilities assumed in the acquisition of ICI in accordance with the provisions of SFAS No. 141 during the quarter ended January 29, 2006. Accordingly, the Company's consolidated financial statements reflect an adjustment of $2,504,000 to the reserve for contract losses relating to a contract in ICI's backlog at the date of acquisition.

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $287,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.

3.   Claims on Major Contracts

     Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Claims receivable in the amount of $2.2 million at January 29, 2006 are included in costs incurred and income recognized in excess of billings on uncompleted contracts on the accompanying Consolidated Balance Sheets.

4.   Inventories

     Inventories at January 29, 2006 and July 31, 2005 are summarized as follows (in thousands):

                                                                   January 29, 2006             July 31, 2005
                                                                   ----------------             -------------
              Purchased parts and raw materials                         $ 25,337                  $ 23,838
              Work in process                                             34,134                    32,026
              Finished products                                            2,044                     2,296
                                                                        --------                  --------
                                                                          61,515                    58,160
              Less reserve for excess and obsolete materials               4,844                     4,492
                                                                        --------                  --------
                                                                        $ 56,671                  $ 53,668
                                                                        ========                  ========

5.   Goodwill and Other Intangible Assets

     The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on July 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 resulted in the Company(s discontinuation of amortization of its goodwill and certain intangible assets. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.

     The change in the carrying amount of goodwill for the six months ended January 29, 2006 is as follows (in thousands):

                  Balance at July 31, 2005                         $ 70,831
                  Change in fair value of liabilities assumed
                   in connection with the ICI acquisition (Note 2)    2,504
                  Foreign currency translation adjustment                37
                                                                   --------
                  Balance at January 29, 2006                      $ 73,372
                                                                   ========

     Intangible Assets consist of the following (in thousands):

                                                           January 29,   July 31,  Estimated
                                                              2006        2005    useful life
                                                              ----        ----    -----------
   Trademarks (acquired with MSI and ICI                      $ 2,800    $ 2,800  Indefinite
   Technology (acquired with EWST and MSI)                     12,421     12,421  10-15 years
   Drawings                                                       800        800  15 years
   Patents                                                        568        568  14 years
   Backlog                                                      3,125      3,125  2-5 years
   Non-compete                                                     31         31  5 years
   Foreign currency translation adjustment                        201        189
                                                              -------    -------
                                                               19,946     19,934
   Accumulated amortization                                     2,574      1,680
                                                              -------    -------
                                                               17,372     18,254
   Technology license (for millimeter wave applications;
   purchased from Xytrans)                                      3,125      2,300 (see below)
                                                              -------    -------
                                                             $ 20,497   $ 20,554
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

     In January 2005, the Company had made a deposit payment of $1,000,000 in connection with this proposed transaction. The deposit payment was secured by a note receivable, which was cancelled upon execution of the agreement. The agreement provided for an additional payment on execution of $1,000,000, and for certain additional contingent payments, of up to $4,500,000. These contingent payments are subject to achievement of a series of development milestones on a US Government missile program, and / or receipt by the Company of a single contract award using millimeter wave technology valued at a minimum of $6,000,000, amongst other requirements. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned as of January 29, 2006.

     In the fourth quarter of fiscal 2005, Xytrans had achieved certain of the development milestones on the missile program discussed above, and the Company made additional contingent payments totaling $300,000. In the first quarter of fiscal 2006, additional contingent payments totaling $375,000 were made by the Company. In the second quarter of fiscal 2006, additional contingent payments totaling $450,000 were made by the Company.

     The investment in this licensed technology of $3,125,000 as of January 29, 2006 is included in the accompanying Consolidated Balance Sheets under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize a portion of the costs associated with this agreement against the related revenues, and may allocate some of the value of this technology to the specific patents acquired. In the event that some of the value is allocated to specific patents, then that value would be amortized over the remaining life of the patent. At this point, the portion of this technology investment that should be allocated to any particular patent is not estimatable.

     The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

     Amortization expense for the thirteen weeks ended January 29, 2006 and January 30, 2005 was approximately $447,000 and $82,000, respectively, and for the twenty-six weeks ended January 29, 2006 and January 30, 2005 was approximately $894,000 and $177,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years, is as follows (in thousands):

                        2006  $ 1,788
                        2007    1,788
                        2008    1,782
                        2009    1,782
                        2010    1,502

6.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the quarter and six months ended January 29, 2006 (in thousands):

                                                       Thirteen weeks ended              Twenty-six weeks ended
                                                       --------------------              ----------------------
                                                   January 29,      January 30,        January 29,      January 30,
                                                      2006             2005               2006             2005
                                                      ----             ----               ----             ----
     Balance at beginning of period               $        776     $        581       $        799     $        580
     Provision for warranty obligations                     28              161                167              315
     Warranty costs charged to the reserve                 (58)            (159)              (220)            (312)
                                                    ----------        ---------         ----------        ---------
     Balance at end of period                     $        746     $        583       $        746     $        583
                                                    ==========        =========         ==========        =========

7.   Litigation

     The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company(s financial position or results of operations.

8.   Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

                                                   Thirteen weeks ended              Twenty-six weeks ended
                                                   --------------------              ----------------------
                                               January 29,      January 30,       January 29,     January 30,
                                                  2006            2005               2006            2005
                                                  ----            ----               ----            ----
Net income                                        3,964           2,077              7,939           5,630
Unrealized gain (loss) on interest rate swap          6              21                 18             (13)
Foreign currency translation gain                   (21)            164                  6             279
                                               -------------   --------------     -------------   -------------
       Comprehensive income                       3,949           2,262              7,963           5,896
                                               =============   ==============     =============   =============

     The components of accumulated other comprehensive income is as follows (in thousands):

                                                                   January 29, 2006    July 31, 2005
                                                                   ----------------    -------------
        Unrealized loss on interest rate swap                          $    (37)         $      (55)
        Foreign currency translation gain                                 1,209               1,203
                                                                       --------          ----------
             Accumulated other comprehensive income                    $  1,172          $    1,148
                                                                       ========          ==========
                                       9

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's 2005 Annual Report on Form 10-K/A Amendment 1 that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective application method, compensation cost included in operating expenses in the thirteen and twenty-six weeks ended January 29, 2006 is approximately $ 135,000 and $ 213,000, respectively and includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS
     123), and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123R). Operating income and income before taxes were reduced for the quarter and six months by approximately $ 135,000 and $ 213,000, respectively, while net income was reduced by approximately $99,000 and $154,000 respectively, or approximately $0.01 per basic and diluted share in each period.

     Income tax benefits relating to the exercise of stock options during the twenty-six weeks ended January 29, 2006 and January 30, 2005 amounting to $243,000 and $330,000, respectively, are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R the Company presented all income tax benefits related to stock-based compensation as an operating cash inflow.

     As of January 29, 2006, there were 3,648,180 stock options outstanding. The aggregate value of unvested options, as determined using a Black-Scholes option valuation model was approximately $757,000 (net of estimated forfeitures). During the quarter ended January 29, 2006, the Company granted 19,500 non-qualified stock options, with a fair value of approximately $132,000. Options for 10,100 shares of common stock were exercised, and 26,000 options were forfeited during the second quarter. New option grants made after July 31, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

     Prior to adopting SFAS 123R on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects on implementing SFAS 123R. Therefore, for the thirteen and twenty-six weeks ended January 30, 2005, no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the period presented as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation prior to August 1, 2005:

                                                       Thirteen weeks ended        Twenty-six weeks ended
                                                         January 30, 2005             January 30, 2005
                                                         ----------------             ----------------
Net income - as reported                                 $    2,077                  $     5,630
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                    (635)                        (797)
                                                           -------------                -------------
Net income  -  pro forma                                 $    1,442                  $     4,833
                                                           =============                =============
Earnings per share  -  as reported
     Basic                                               $     0.14                  $      0.39
     Diluted                                                   0.14                         0.38
Earnings per share  - pro forma
     Basic                                               $     0.10                  $      0.34
     Diluted                                                   0.10                         0.32

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                       Thirteen weeks ended                 Twenty-six weeks ended
                                                       --------------------                 ----------------------
                                                   January 29,      January 30,           January 29,     January 30,
                                                       2006             2005                 2006            2005
                                                       ----             ----                 ----            ----
Weighted average fair value of options granted        $ 6.78            $4.00               $ 6.81          $ 4.00
Expected life (years)                                   3.58             3.69                 3.61            3.69
Expected volatility                                     0.44             0.44                 0.44            0.44
Risk-free interest rate                                 4.28             3.80                 4.28            3.80
Expected dividend yield                                 zero             zero                 zero            zero

The expected life of options granted during the periods presented above is based on the Company's historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted is determined using historical volatilities based on historical stock prices. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend, and as such the dividend yield is zero.

The following table summarizes the non-qualified stock option activity during the twenty-six weeks ended January 29, 2006:

                                                                                            Weighted             Aggregate
                                                                                            Average              Intrinsic
                                              Number              Price Range               Exercise             Value (1)
                                             of shares             per share                 Price             (in thousands)
                                             ---------             ---------                 -----             ---------------
Outstanding July 31, 2005                    3,735,530     $      4.06  -  20.45        $       14.41
Granted                                         10,500                     18.57                18.57
Exercised                                      (79,250)           4.31  -  19.83                11.33
Cancelled                                       (2,000)                    19.83                19.83
                                         --------------         -------------------          -------------
Outstanding October 30, 2005                 3,664,780     $      4.06  -  20.45        $       14.49          $         11,394
Exercisable October 30, 2005                 3,481,280                                  $       14.28          $         11,394
Granted                                         19,500           17.11  -  20.85                18.59
Exercised                                      (10,100)           8.38  -  13.10                10.00
Cancelled                                      (26,000)          19.03  -  19.83                19.26
Outstanding January 29, 2006                 3,648,180     $      4.06  -  20.85        $       14.49          $         12,104
Exercisable January 29, 2006                 3,445,180                                  $       14.28          $         12,104
Vested and expected to vest                  3,615,856                                  $       14.46          $         12,104

(1) Excludes 1,552,000 vested options with an exercise price greater than the closing stock price of $16.96 as of January 29, 2006.

     Options outstanding and exercisable by price range as of January 29, 2006, with expiration dates ranging from April 12, 2006 to May 2, 2015 are as follows:

                                      Options Outstanding                      Options Exercisable
                                      -------------------                      -------------------
                                            Weighted
                                             Average          Weighted                         Weighted
        Range of Exercise      Number       Remaining          Average         Number          Average
               Prices       Outstanding  Contractual Life   Exercise Price   Exercisable    Exercise Price
  ---------------------     -----------  ----------------   --------------   -----------    --------------
  $      4.06  -   9.30         755,580       3.6            $      8.41         755,580     $      8.41
         9.54  -  13.10       1,111,400       4.8                  11.93       1,111,400           11.93
        14.25  -  17.50          58,200       4.5                  16.25          46,200           16.01
        17.98  -  17.98         873,000       6.6                  17.98         700,000           17.98
        18.39  -  20.85         850,000       5.3                  19.54         832,000           19.53
                              ---------       ---            -----------       ---------     -----------
  $      4.06  -  20.85       3,648,180       5.1            $     14.49       3,445,180     $     14.28
                              =========                                        =========


     As of January 29, 2006, the total future compensation cost related to nonvested options not yet recognized in the consolidated statement of income was approximately $975,000 ($757,000 net of estimated forfeitures) and the weighted average period over which these options are expected to be recognized was 2.3 years.

10.  Earnings Per Share ("EPS")

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands):

                                                            Thirteen weeks ended                    Twenty-six weeks ended
                                                            --------------------                    ----------------------
                                                     January 29,           January 30,          January 29,          January 30,
                                                        2006                  2005                 2006                 2005
                                                        ----                  ----                 ----                 ----
            Numerator:
       Net Income                                $      3,964         $       2,077        $       7,939         $      5,630
                                                       ======                ======               ======               ======
            Denominator:
       Basic weighted-average shares                   14,474                14,335               14,460               14,294
       Effect of dilutive securities:
            Employee stock options                        617                   709                  713                  696
                                                       ------                ------               ------                -----
       Diluted weighted-average shares                 15,091                15,044               15,173               14,990
                                                       ======                ======               ======               ======
Stock options not included in computation               1,762                   122                1,041                  704
                                                       ======                ======               ======               ======
Exercise Price Range                               $17.11 - $20.85       $19.66 - $20.45      $17.11 - $20.85      $19.22 - $20.45

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices which are greater than the average market price of the common shares during the periods presented, and therefore, are anti-dilutive. The options which were outstanding as of January 29, 2006 expire at various dates through February 4, 2015.

11.  Geographic Information

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the second quarter, based on place of contract performance, were as follows (in thousands):

                         Thirteen weeks ended             Twenty-six weeks ended
                         ---------------------            ----------------------
                      January 29,     January 30,       January 29,      January 30,
                         2006            2005              2006             2005
                         ----            ----              ----             ----
United States          $ 39,754        $ 28,278          $ 77,608         $ 56,974
Israel                    3,309           3,150             6,420            6,184
England                   2,776           2,326             3,749            4,186
                     -------------   -------------     -------------    -------------
                         45,839          33,754            87,777           67,344
                     =============   =============     =============    =============

     Net property, plant and equipment by geographic area was as follows (in thousands):

                            January 29, 2006     July 31, 2005
                            ----------------     -------------
               United States    $ 24,436            $ 24,318
               Israel              4,646               4,376
               England               640                 767
                                --------            --------
                                $ 29,722            $ 29,461
                                ========            ========

12.  Supplemental cash flow information is as follows (in thousands):

                                                Twenty-six weeks ended
                                                ----------------------
                                          January 29, 2006   January 30, 2005
                                          ----------------   ----------------
          Net cash paid during the period for:
               Interest                         $   148          $   156
               Income taxes                       1,832              194

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), (Share-Based Payment,( which is a revision of SFAS No. 123, (Accounting for Stock-Based Compensation( ("SFAS 123R.") SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees,( and amends SFAS No. 95, (Statement of Cash Flows.( Management adopted this standard on August 1, 2005. See Note 9 for a discussion of the impact on the consolidated financial position, result of operations and cash flows of the Company upon adoption of SFAS 123R.

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

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 "Accounting for Certain Hybrid Financial Instruments," ("SFAS 155") an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are (forward-looking statements( that involve various important assumptions, risks, uncertainties and other factors which could cause the Company(s actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as (may(, (will(, (should( , (expects(, (intends(, (anticipates(, (believes(, (estimates(, (predicts(, (continue(, or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, as well as other risks previously disclosed in the Company(s securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Business Overview

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, General Dynamics, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the German, Japanese, Turkish, British, Norwegian and South Korean militaries, and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, high power amplifiers, electronic warfare systems, wireless data communications products and services, and radar threat and electronic countermeasure simulation systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices and systems for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the EA-6B Prowler, the EA-18 Growler, the AH-64D Apache Longbow, AEGIS class destroyers, the AMRAAM missile, unmanned aerial vehicles (UAVs), as well as high priority national security programs such as National Missile Defense and the Trident II D-5 missile.

Results of Operations

Twenty-six weeks ended January 29, 2006 and January 30, 2005
------------------------------------------------------------
Net sales for the twenty-six weeks ended January 29, 2006 were approximately $87,777,000 compared to $67,344,000 in the first six months of fiscal 2005, an increase of $20 million (30.3%). Net sales at our two acquisitions completed in the third quarter of fiscal 2005, MSI and ICI, accounted for an increase of approximately $19 million, or 28.6% of the increase for the two quarters ended January 2006. We also experienced an approximate $1 million net increase in sales at our other operations; attributable to the general increases in the U.S. defense budget, as follows:

-- An increase in sales at our Lancaster operation of $1.1 million, which includes $2.2 million in revenue in connection with a claim due to customer delays and changes in specifications and designs under a major program offset by decreases in overall sales volume; and

--   An increase in sales at our GMC facility of  approximately  $2.5 million in
     power   amplifier   sales  to  Government   of  Israel  for   multiplatform
     communications,

offset by

-- A decline of $2.8 million at our two US microwave component businesses, principally due to (i) lower shipments at one operation attributable to that facilities' resources being committed to a major electronic warfare upgrade program for the US Navy, and (ii) at the second operation the absence this year of a large contract that accounted for substantial sales in the prior year's first quarter.

The gross profit margin in the twenty-six weeks ended January 29, 2006 was 31.5% compared to 29.9% in the first two quarters of fiscal 2005, an increase of 1.6%. Excluding the impact of our two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI), the increase in gross profit margins would have been less. All of the improvement in gross margin in the first quarter of fiscal 2006 is attributable to the favorable impact at our Lancaster operation of the $2.2 million claim due to customer delays and changes in specification and designs under a major program.

We experienced decreases in gross margins at EWST and RSS, principally due to changes in contract cost estimates in fiscal 2006 at these operations versus contract cost estimates in the first six months of fiscal 2005.

Selling and administrative expenses for the twenty-six weeks ended January 29, 2006 were 19.2% of net sales as compared to 18.8% in the first two quarters of fiscal 2005, or an increase of approximately $4.1 million. Large increases during the period included:

-- Increases of approximately $3.4 million attributable to selling and administrative expenses related to the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI);

-- An increase of approximately $345,000 (from $680,000 in fiscal 2005 to $1,025,000 in fiscal 2006) attributable to legal costs primarily associated with a continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

Operating income for the six months was $10,788,000 or 12.3% of net sales, as compared to $7,479,000 or 11.1% of net sales in 2005. The increase in operating income as a percentage of net sales is primarily attributable to the 1.6% improvement in gross margin percentage (for the reasons outlined above), offset by the 0.4% increase in selling and administrative costs as a percentage of net sales, and by the beneficial impact of the $20 million increase in revenue for the six months ended January 29, 2006. Our foreign operations contributed approximately $1.4 million in operating income for the six months as compared to $1.2 million in fiscal 2005.

Investment income decreased by $207,000 in the first two quarters of fiscal 2006 because of a decline on average of approximately $49 million in funds invested, offset by an increase of approximately 89% in the rate of interest earned on the investment of excess cash reserves during the period as compared to interest rates in the prior year. The reduction in the average balance of funds invested in the first two quarters of fiscal 2006 versus the prior year was caused by the investments and capital expenditures financed out of our investment funds, including recent acquisitions.

The Company recognized a net foreign exchange gain of $103,000 through the second quarter of fiscal 2006, versus a gain of $185,000 in fiscal 2005. The foreign exchange gains are attributable to our UK subsidiary primarily in connection with temporary advances we have made to them.

Provision for income taxes for the first six months of fiscal 2006 was $3,087,000 representing an effective tax rate of approximately 28%, as compared to an effective tax rate of 30% in the first six months of fiscal 2005. The decrease in the effective rate in fiscal 2006 is due to various favorable tax benefits, including a lower effective tax rate on foreign source income, the tax benefit attributable to extra territorial income, research and development tax credits, the exercise of stock options, and tax exempt interest income.

Thirteen weeks ended January 29, 2006 and January 30, 2005
----------------------------------------------------------
Net sales for the thirteen weeks ended January 29, 2006 were approximately $45,839,000, as compared to $33,754,000 in the thirteen weeks ended January 30, 2005, an increase of $12 million (35.8%). Net sales at our two acquisitions completed in fiscal 2005, MSI and ICI, accounted for an increase of approximately $10 million, or 30% of the increase for the quarter ended January 2006. We experienced an approximate $2.0 million increase in net sales at our other operations. Some of the larger changes contributing to this increase in net sales included the following:

-- An increase in net sales at Herley Power Amplifier Systems of approximately $1.7 million, most of which was attributable to power amplifier products sold primarily to General Dynamics for Naval Communications; and

-- An increase in sales at our EWST operations of $0.5 million, under the percentage of completion method for revenue recognition,

offset by

-- A decrease in net sales occurred at our CTI facility due to the reduction in VTDRO shipments to Nortel/Flextronics in the second quarter.

The gross profit margin in the thirteen weeks ended January 29, 2006 was 29.4% compared to 27.7% in the second quarter of fiscal 2005, an increase of 1.7%. The revenue generated by the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI), resulted in an increase in gross profit margins of approximately 0.9%. Increases in the gross margin for the two domestic microwave component divisions were due to the increase product margins at MDI and increased net sales at GMC for the second quarter.

Selling and administrative expenses for the thirteen weeks ended January 29, 2006 were 18.0% of net sales as compared to 20.3% in the second quarter of fiscal 2005, an increase approximately $1.4 million. Large increases during the period included:

-- Increases of approximately $1.6 million attributable to selling and administrative expenses related to the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI),

offset by

-- A decrease in legal costs from $620,000 in the second quarter of fiscal 2005 to $450,000 in the second quarter of fiscal 2006 attributable to the continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

Operating income for the second quarter of fiscal 2006 was $5.3 million or 11.5% of net sales, as compared to $2.5 million or 7.3% of net sales in the prior year. The increase in operating income as a percentage of net sales is primarily attributable to the 2.3% decrease in selling and administrative costs as a percentage of net sales, as well as the 1.7% improvement in the gross profit margin (for the reasons outlined above) and the beneficial impact of the $12.1 million increase in revenue for the quarter. Our foreign operations contributed $1.1 million in operating income for the quarter as compared to $683,000 in the second quarter of fiscal 2005.

Investment income decreased by $93,000 in the second quarter of fiscal 2006 due to a decline on average of approximately $49 million in funds invested, offset by an increase of approximately 90% in the rate of interest earned on the investment of excess cash reserves as compared to the prior year. The reduction in the average balance of funds invested during the quarter versus the prior year is due to the funding of the acquisitions of MSI and ICI.

In the thirteen weeks ended January 29, 2006 the Company recognized a foreign exchange loss of $10,000 versus a gain of $185,000 in the second quarter of fiscal 2005. In fiscal 2005 the Company recognized a net foreign exchange gain of $185,000 primarily at our UK subsidiary in connection with temporary advances made to our UK subsidiary that previously were characterized as a long term investment.

Provision for income taxes for the second quarter of fiscal 2006 was $1,384,000 representing an effective tax rate of approximately 26%, as compared to an effective tax rate of 28% in the prior year's second quarter (and an effective rate of 28% for the whole of fiscal year 2005.) The comparatively lower effective tax rate for fiscal year 2006 included the recognition of certain favorable tax benefits attributable to extra territorial income, research and development tax credits, the exercise of stock options, an increase in tax exempt interest income, and a lower effective tax rate on foreign source income.

Liquidity and Capital Resources
-------------------------------
As of January 29, 2006 and July 31, 2005,  working  capital was  $95,057,000 and
$88,343,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.6 to 1 and 3.6 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The un-liquidated balance of these deposits and payments was approximately $5,704,000 at January 29, 2006, and $3,966,000 at July 31, 2005.

Net cash provided by operations during the twenty-six weeks ended January 29, 2006 was approximately $4,547,000 as compared to $9,370,000 during the comparable  period in the prior year,  a decrease of  approximately  $4,823,000.
Income from operations [adjusted for depreciation, amortization, and foreign exchange (gain) loss] was $11,369,000 in the first six months of the current fiscal year versus $8,041,000 in the similar period in the prior year, an increase of approximately 3,328,000. Significant items contributing to the overall decrease in cash provided by operations of $4,823,000 include the following:

1. a decrease of approximately $7.9 million in cash generated from collection of accounts receivable during the first six months of fiscal 2006 versus fiscal 2005. The largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This job was largely shipped during fiscal 2004 and early in fiscal 2005, which resulted in increased collections of accounts receivable in the first quarter of fiscal 2005. Additionally, an increase of approximately $3.1 million in shipments in January 2006 versus January 2005 resulted in higher accounts receivable at the close of the quarter;

2. an increase of approximately $3.5 million in the amount of cash invested in inventories during the second quarter of fiscal 2006 attributable to the ramping up of production on several programs transitioning from engineering development to manufacturing, and the purchase of long lead materials as well as quantity buys for several new contracts; and

3. an increase of approximately $0.3 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts, including $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program;

offset primarily by

1. an increase of approximately $1.5 million in cash generated from billings in excess of costs incurred and income recognized on uncompleted contracts during the course of the six month period; and

2. an increase of approximately $2.0 million in advanced payments from customers on contracts in progress.

Net cash used in investing activities includes capital expenditures of $2,785,000 including $584,000 at the Company's CTI facility for the purchase of equipment used for the production of millimeter wave products relating to the Xytrans license agreement during the first three months of the current fiscal year.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 4.25% and 4.57%, respectively, at January 29, 2006. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at January 29, 2006 and July 31, 2005. Stand-by letters of credit were outstanding in the amount of approximately $10,591,000 under the credit facility at January 29, 2006, and $10,703,000 at July 31, 2005.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. The company is in compliance with all covenants at January 29, 2006.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2006 will be generated from our existing backlog of sales orders. The backlog of orders at January 29, 2006 was approximately $146 million of which $139 million are orders covered by funded signed contracts or purchase orders. The remaining $7 million of backlog is "unfunded" and consists of the portion of a contract expected to be recognized as our customer increases the funding allotment for completion of the aggregate firm contract award. Contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company(s backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of January 29, 2006, the Company has approximately $39,409,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $10,591,000, and cash reserves of approximately $21,769,000.

Disclosure Regarding Contractual Obligations and Commitments
------------------------------------------------------------
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, including interest, such as debt and lease agreements, and other contingent commitments, such as standby letters of credit. The following table summarizes the Company(s contractual obligations and other contingent commitments, including interest, at July 31, 2005 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  ------       ------      -------        -----       ------
     Mortgage Note                     $    2,571   $      124   $      270     $    308     $  1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606            -        -                -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                           ------       ------      -------        -----       ------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                           ------       ------      -------        -----       ------
Total Contractual Obligations          $   56,824   $   23,892   $   17,436     $  5,793     $  9,703
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company(s exposures to market risk have not changed significantly since July 31, 2005.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term (disclosure controls and procedures( is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the (Exchange Act(). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company(s management, with participation of the Company(s Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company(s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company(s reports filed under the Exchange Act as of January 29, 2006.

(b) Changes in internal controls. There were no changes in the Company(s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company(s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings:

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company(s financial position or results of operations.

Item 2 - Changes In Securities:

     None

Item 3 - Defaults Upon Senior Securities:

     None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

     (1) The Registrant held its Annual Meeting of Stockholders on February 23, 2006.

     (2) Three directors were elected at the Annual Meeting of Stockholders as follows:

          Class III - To hold office until the 2008 Annual Meeting of Stockholders.

         Name                           Votes For     Votes Withheld
         ----                           ---------     --------------
         John A. Thonet                 8,791,688       3,811,172
         Carlos C. Campbell             8,953,408       3,649,452
         Adm. Robert M. Moore (Ret.)    8,545,505       4,057,355

     (3) The 2006 Stock Option Plan and 2006 Stock Plan were defeated as follows:

                                    Votes For      Votes Against   Abstained
                                    ---------      -------------   ---------
         2006 Stock Option Plan     4,951,952       5,616,227       595,672
         2006 Stock Plan            2,264,821       8,302,858       596,172

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


                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                   Registrant




                          BY: /S/ Myron Levy
                             ---------------------------------------------------
                             Myron Levy, Chief Executive Officer



                          BY: /S/ Anello C. Garefino
                             ---------------------------------------------------
                              Anello C. Garefino, Acting Chief Financial Officer

DATE: March 10, 2006