Form 10-Q
period 2006-04-30
HERLEY INDUSTRIES INC /NEW
filed 2006-06-14
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2006
                                                 --------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     #23-2413500
            --------                                    -----------
 (State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                          Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania         17601
---------------------------------------------------         -----
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including Area Code:     (717) 735-8117
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

                        [ ]    Yes             [X]    No

As of June 5, 2006 - 14,649,916 shares of Common Stock.

EXPLANATORY NOTE

As explained in a press release issued on June 6, 2006, the U.S. Attorney's office for the Eastern District in Pennsylvania has indicted the Company and its former Chairman, Lee N. Blatt on multiple charges in connection with purported activities resulting in alleged excessive profits by the Company on three contracts with the U.S. Department of Defense. The Company's Board of Directors has retained outside counsel who has conducted an independent investigation and review of the allegations. The Board of Directors believes that, based on information currently available to it, no criminal conduct has occurred and the Company will vigorously contest the charges.

The Company has been advised by BDO SEIDMAN, LLP, the Company's Independent Registered Public Accountants, that, due to their need to complete review procedures in connection with the Board's investigation, BDO SEIDMAN, LLP is unable at this time to complete its review of Herley Industries, Inc.'s consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, which review is required by Rule 10-01(d) of Regulation S-X.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Chief Executive Officer and Acting Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL   INFORMATION

Item 1 -   Financial Statements:

     Consolidated Balance Sheets -
           April 30, 2006 and July 31, 2005                              2

     Consolidated Statements of Income -
           For the Thirteen and Thirty-nine weeks ended
           April 30, 2006 and May 1, 2005                                3

     Consolidated Statement of Shareholders' Equity-
           For the Thirty-nine weeks ended April 30, 2006                4

     Consolidated Statements of Cash Flows -
           For the Thirty-nine weeks ended
           April 30, 2006 and May 1, 2005                                5

     Notes to Consolidated Financial Statements                          6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 16

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk    20

Item 4 -  Controls and Procedures                                       20

PART II  -  OTHER INFORMATION

Item 1 -  Legal Proceedings                                             20

Signatures                                                              22

Part I - Financial Information
Item 1 - Financial Statements

                         HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (In thousands, except share data)

                                                                   April 30,      July 31,
                                                                    2006           2005
                                                                  ----------     ----------
                 ASSETS
Current Assets:
     Cash and cash equivalents                                  $    27,364    $    20,331
     Trade accounts receivable                                       30,148         27,258
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts                         18,494         16,058
     Other receivables                                                1,131          1,414
     Inventories, net of allowance of $5,168
        in fiscal 2006 and $4,492 in fiscal 2005                     53,639         53,668
     Deferred taxes and other                                         4,317          3,782
                                                                  ----------     ----------
                        Total Current Assets                        135,093        122,511
Property, Plant and Equipment, net                                   30,133         29,461
Goodwill                                                             73,500         70,831
Intangibles, net of accumulated amortization of $3,021
     in fiscal 2006 and $1,680 in fiscal 2005                        20,525         20,554
Other Assets                                                            650            744
                                                                  ----------     ----------
                                                                $   259,901    $   244,101
                                                                  ==========     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                          $       221    $       797
     Accounts payable and accrued expenses                           22,877         23,678
     Billings in excess of costs incurred and
         income recognized on uncompleted contracts                     410            538
     Income taxes payable                                             2,953          3,760
     Accrual for contract losses                                      3,158            630
     Accrual for warranty costs                                         715            799
     Advance payments on contracts                                    5,109          3,966
                                                                  ----------     ----------
                        Total Current Liabilities                    35,443         34,168
Long-term Debt                                                        4,756          5,000
Other Long-term Liabilities                                           1,246          1,042
Deferred Income Taxes                                                 7,182          6,254
                                                                  ----------     ----------
                                                                     48,627         46,464
                                                                  ----------     ----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
       20,000,000 shares; issued and outstanding
       14,634,916 in fiscal 2006 and 14,389,625 in fiscal 2005        1,463          1,439
     Additional paid-in capital                                     112,899        109,118
     Retained earnings                                               95,573         85,932
     Accumulated other comprehensive income                           1,339          1,148
                                                                  ----------     ----------
                        Total Shareholders' Equity                  211,274        197,637
                                                                  ----------     ----------
                                                                $   259,901    $   244,101
                                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                        Thirteen weeks ended      Thirty-nine weeks ended
                                                        --------------------      -----------------------
                                                      April 30,       May 1,       April 30,       May 1,
                                                        2006           2005          2006           2005
                                                    ------------     --------    ------------    ----------
 Net sales                                         $      45,689    $  41,266   $     133,466   $   108,610
                                                    ------------     --------    ------------    ----------
 Cost and expenses:
      Cost of products sold                               34,736       27,845          94,900        75,034
      Selling and administrative expenses                  8,960        8,865          25,785        21,541
                                                    ------------     --------    ------------    ----------
                                                          43,696       36,710         120,685        96,575
                                                    ------------     --------    ------------    ----------

      Operating Income                                     1,993        4,556          12,781        12,035
                                                    ------------     --------    ------------    ----------
 Other income (expense), net:
      Investment income                                      269          253             578           769
      Interest expense                                       (68)         (74)           (242)         (211)
      Foreign exchange gain                                  170           79             273           264
                                                    ------------     --------    ------------    ----------
                                                             371          258             609           822
                                                    ------------     --------    ------------    ----------
      Income before income taxes                           2,364        4,814          13,390        12,857
Provision for income taxes                                   662        1,187           3,749         3,600
                                                    ------------     --------    ------------    ----------

      Net income                                   $       1,702     $  3,627     $     9,641     $   9,257
                                                    ============     ========    ============    ==========

Earnings per common share - Basic                  $         .12     $    .25     $       .67     $     .65
                                                    ============     ========    ============    ==========

      Basic weighted average shares                       14,569       14,313          14,497        14,300
                                                    ============     ========    ============    ==========

Earnings per common share - Diluted                $         .11     $    .24     $       .63     $     .62
                                                    ============     ========    ============    ==========

      Diluted weighted average shares                     15,398       14,936          15,230        14,972
                                                    ============     ========    ============    ==========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     Thirty-nine weeks ended April 30, 2006
                        (In thousands except share data)

                                                                                                  Accumulated
                                                                       Additional                    Other
                                                  Common Stock          Paid-in      Retained     Comprehensive
                                              Shares        Amount      Capital      Earnings        Income          Total
                                           -------------    --------   ----------    ---------    -------------    ----------

Balance at July 31, 2005                     14,389,625   $   1,439      109,118       85,932            1,148   $   197,637

Exercise of stock options                       245,291          24        2,775                                       2,799
Stock option compensation                                                    333                                         333
Tax benefit upon exercise of stock
  options                                                                    673                                         673
                                           -------------    --------   ----------    ---------    -------------    ----------
     Subtotal                                14,634,916   $   1,463      112,899       85,932            1,148   $   201,442
                                           -------------    --------   ----------    ---------    -------------    ----------

Net income                                                                              9,641                          9,641
Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                                                                    33            33
   Foreign currency translation gain                                                                       158           158
                                                                                                                   ----------
Comprehensive income                                                                                                   9,832

                                           -------------    --------   ----------    ---------    -------------    ----------
Balance at April 30, 2006                    14,634,916   $   1,463      112,899       95,573            1,339   $   211,274
                                           =============    ========   ==========    =========    =============    ==========

The accompanying notes are an integral part of these financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Thirty-nine weeks ended
                                                                        -----------------------
                                                                        April 30,        May 1,
                                                                          2006            2005
                                                                       ------------    -----------
Cash flows from operating activities:
      Net income                                                     $       9,641   $      9,257
                                                                       ------------    -----------
      Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                                     5,266          3,825
           Stock-based compensation expense                                    333              -
           Increase in deferred tax assets                                    (127)             -
           Increase in deferred tax liabilities                                913              -
           Foreign exchange (gain) loss                                        (55)            31
           Gain on sale of securities                                            -            (22)
           Equity in income of limited partnership                             (49)           (54)
           Changes in operating assets and liabilities:
                (Increase) decrease  in trade accounts receivable           (2,890)         4,996
                (Increase) in costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts, and claims                        (2,436)        (3,569)
                Decrease (Increase) in other receivables                       283           (269)
                Decrease (Increase) in inventories                              29         (3,341)
                (Increase) in deferred taxes and other                        (535)          (400)
                (Decrease) increase in accounts payable
                  and accrued expenses                                        (801)         1,677
                (Decrease) in billings in excess of
                  costs incurred and income recognized
                  on uncompleted contracts                                    (128)        (1,206)
                (Decrease) increase in income taxes payable                   (807)         2,842
                Increase (decrease) in accrual for contract losses              24           (377)
                Increase (decrease)  in advance payments on contracts        1,143         (1,410)
                Other, net                                                     205            293
                                                                       ------------    -----------
                     Total adjustments                                         368          3,016
                                                                       ------------    -----------

           Net cash provided by operating activities                        10,009         12,273
                                                                       ------------    -----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                            -        (51,391)
      Acquisition of technology license                                     (1,256)        (2,000)
      Proceeds from sale of securities                                           -            165
      Partial distribution from limited partnership                            111            109
      Capital expenditures                                                  (4,525)        (4,948)
                                                                       ------------    -----------
           Net cash used in investing activities                            (5,670)       (58,065)
                                                                       ------------    -----------

Cash flows from financing activities:
      Borrowings under bank line of credit                                  12,000              -
      Proceeds from exercise of stock options                                2,799          1,803
      Payments of long-term debt                                              (779)          (780)
      Purchase of treasury stock                                                 -         (1,770)
      Payments under bank line of credit                                   (12,000)             -
      Income tax benefit from exercise of stock options                        674            345
                                                                       ------------    -----------
           Net cash provided by (used in) financing activities               2,694           (402)
                                                                       ------------    -----------

           Net increase in cash and cash equivalents                         7,033        (46,194)

Cash and cash equivalents at beginning of period                            20,331         66,181
                                                                       ------------    -----------
Cash and cash equivalents at end of period                           $      27,364   $     19,987
                                                                       ============    ===========

The accompanying notes are an integral part of these financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

1.   Interim Reporting

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's independent registered public accountants were unable to complete their review of the accompanying unaudited consolidated financial statements at this time due to their need to complete review procedures in connection with the indictments discussed in Note 14 to the consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2005 Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission.

     The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

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

     For the three acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

       Acquisition                                RSS                  MSI                  ICI
       Effective Date                      September 1, 2004    February 1, 2005       April 1, 2005
       --------------                      -----------------    ----------------       --------------
       Current assets                                  $ 483              $1,534              $8,759
       Property, plant and equipment                      72               2,038                 681
       Other assets                                        -                   1                   -
       Intangible assets                                   -               4,400              10,200
       Goodwill                                        3,456              15,148              19,693
       Current liabilities                              (258)             (2,436)            (12,364)
                                                    --------            --------            --------
       Aggregate purchase price                      $ 3,753            $ 20,685            $ 26,969
                                                    ========            ========            ========

     The Company adjusted its valuation of the assets acquired and liabilities assumed in the acquisition of ICI in accordance with the provisions of SFAS No. 141 during the second quarter of fiscal 2006. Accordingly, the Company's consolidated financial statements reflect an adjustment of $2,504,000 to the reserve for contract losses relating to a contract in ICI's backlog at the date of acquisition.

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

3.   Claims on Major Contracts

     Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Claims receivable in the amount of $2.2 million at April 30, 2006 are included in costs incurred and income recognized in excess of billings on uncompleted contracts on the accompanying Consolidated Balance Sheets.

4.   Inventories

     Inventories at April 30, 2006 and July 31, 2005 are summarized as follows (in thousands):

                                                                  April 30, 2006       July 31, 2005
                                                                  --------------       -------------
              Purchased parts and raw materials                         $ 25,124           $ 23,838
              Work in process                                             31,414             32,026
              Finished products                                            2,269              2,296
                                                                        --------           --------
                                                                          58,807             58,160
              Less reserve for excess and obsolete materials               5,168              4,492
                                                                        --------           --------
                                                                        $ 53,639           $ 53,668
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

     The change in the carrying amount of goodwill for the nine months ended April 30, 2006 is as follows (in thousands):

         Balance at July 31, 2005                                $ 70,831
         Change in fair value of liabilities assumed
            in connection with the ICI acquisition (Note 2)         2,504
         Foreign currency translation adjustment                      165
                                                                 --------
         Balance at April 30, 2006                               $ 73,500
                                                                 ========

     Intangible Assets consist of the following (in thousands):

                                                                                  April 30,      July 31,   Estimated
                                                                                     2006          2005     useful life
                                                                                  ---------     ---------   -----------
   Trademarks (acquired with MSI and ICI)                                           $ 2,800        $ 2,800  Indefinite
   Technology (acquired with EWST and MSI)                                           12,421         12,421  10-15 years
   Drawings                                                                             800            800  15 years
   Patents                                                                              568            568  14 years
   Backlog                                                                            3,125          3,125  2-5 years
   Non-compete                                                                           31             31  5 years
   Foreign currency translation adjustment                                              245            189
                                                                                    -------        -------
                                                                                     19,990         19,934
   Accumulated amortization                                                           3,021          1,680
                                                                                    -------        -------
                                                                                     16,969         18,254
   Technology license (for  millimeter wave applications; purchased from Xytrans)     3,556          2,300  (see below)
                                                                                    -------        -------
                                                                                    $20,525        $20,554
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

     In January 2005, the Company had made a deposit payment of $1,000,000 in connection with this proposed transaction. The deposit payment was secured by a note receivable, which was cancelled upon execution of the agreement. The agreement provided for an additional payment on execution of $1,000,000, and for certain additional contingent payments, of up to $4,500,000. These contingent payments are subject to achievement of a series of development milestones on a US Government missile program, and / or receipt by the Company of a single contract award using millimeter wave technology valued at a minimum of $6,000,000, amongst other requirements. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned as of April 30, 2006.

     As of April 30, 2006, Xytrans had achieved the development milestones on the missile program discussed above and the Company made additional contingent payments totaling $1,500,000. Additional development costs as a result of a scope change were paid in the net amount of $56,000.

     The investment in this licensed technology of $3,556,000 as of April 30, 2006 is included in the accompanying Consolidated Balance Sheets under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize the costs associated with this agreement based on the estimated economic life of the technology acquired.

     The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

     Amortization expense for the thirteen weeks ended April 30, 2006 and May 1, 2005 was approximately $447,000 and $232,000, respectively, and for the thirty-nine weeks ended April 30, 2006 and May 1, 2005 was approximately $1,341,000 and $410,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years, is as follows (in thousands):

                                2006    $ 1,788
                                2007      1,788
                                2008      1,782
                                2009      1,782
                                2010      1,502

6.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the quarter and nine months ended April 30, 2006 (in thousands):

                                                      Thirteen weeks ended               Thirty-nine weeks ended
                                                      --------------------               -----------------------
                                                    April 30,         May 1,            April 30,         May 1,
                                                      2006             2005               2006             2005
                                                    --------         -------            --------         --------
     Balance at beginning of period                $     746       $      583         $     799         $     580
     Provision for warranty obligations                   98              449               347               762
     Warranty costs charged to the reserve              (129)            (246)             (431)             (556)
                                                   ----------      ----------         ----------        ---------
     Balance at end of period                      $     715       $      786         $     715         $     786
                                                   ==========      ==========         ==========        =========

7.   Litigation

     As previously reported, there has been a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads. The contracts aggregate approximately $3.9 million in total revenue.

     On June 6, 2006 an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The indictment alleges 29 counts of violations of the wire fraud statute (18 U.S.C. Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section 1001) and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.   Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

                                                Thirteen weeks ended     Thirty-nine weeks ended
                                                --------------------     -----------------------
                                               April 30,      May 1,     April 30,      May 1,
                                                 2006         2005         2006         2005
                                               ---------     -------    ----------      -------
Net income                                     $   1,702     $ 3,627    $    9,641     $  9,257
Unrealized gain on interest rate swap                 15          17            33            4
Foreign currency translation gain                    152         115           158          394
                                              -----------    --------   -----------   ----------
       Comprehensive income                    $   1,869     $ 3,759    $    9,832     $  9,655
                                              ===========    ========   ===========   ==========

The components of accumulated other comprehensive income is as follows (in thousands):

                                                                    April 30, 2006         July 31, 2005
                                                                    --------------         -------------
        Unrealized loss on interest rate swap                          $    (22)             $    (55)
        Foreign currency translation gain                                 1,361                 1,203
                                                                       --------              --------
             Accumulated other comprehensive income                    $  1,339              $  1,148
                                                                       ========              ========

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's 2005 Annual Report on Form 10-K/A Amendment 1 that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation cost included in operating expenses in the thirteen and thirty-nine weeks ended April 30, 2006 is approximately $120,000 and $333,000, respectively, and includes:
     (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123), and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123R). Operating income and income before taxes were reduced for the quarter and nine months by approximately $120,000 and $333,000, respectively, while net income was reduced by approximately $86,000 and $240,000 respectively, or approximately $0.01 and $0.02 for the quarter and nine months respectively, per basic and diluted share.

     Income tax benefits relating to the exercise of stock options during the thirty-nine weeks ended April 30, 2006 and May 1, 2005 amounting to $673,000 and $345,000 respectively are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R the Company presented all income tax benefits related to stock-based compensation as an operating cash inflow.

     As of April 30, 2006, there were 3,495,880 stock options outstanding. The aggregate value of unvested options, as determined using a Black-Scholes option valuation model was approximately $682,000 (net of estimated forfeitures). During the quarter ended April 30, 2006, the Company granted 9,000 non-qualified stock options, with a fair value of approximately $49,000. Options for 157,279 shares of common stock were exercised, and 4,021 options were forfeited during the third quarter. New option grants made after July 31, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

     Prior to adopting SFAS 123R on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects on implementing SFAS 123R. Therefore, for the thirteen and thirty-nine weeks ended May 1, 2005, no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the period presented as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation prior to August 1, 2005:

                                                         Thirteen weeks ended      Thirty-nine weeks ended
                                                             May 1, 2005                 May 1, 2005
                                                             -----------                 ------------
Net income - as reported                                 $        3,627              $         9,257
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                         (207)                        (985)
                                                           -------------                -------------
Net income  -  pro forma                                 $        3,420              $         8,272
                                                           =============                =============
Earnings per share  -  as reported
     Basic                                               $     0.25                  $      0.65
     Diluted                                                   0.24                         0.62
Earnings per share  - pro forma
     Basic                                               $     0.24                  $      0.58
     Diluted                                                   0.23                         0.55

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                       Thirteen weeks ended                Thirty-nine weeks ended
                                                       --------------------                -----------------------
                                                     April 30,          May 1,             April 30,         May 1,
                                                       2006             2005                 2006            2005
                                                     ---------         --------           ----------      ---------
Weighted average fair value of options granted        $ 5.45           $ 4.00               $ 6.50          $ 4.00
Expected life (years)                                   1.95             3.69                 3.23            3.69
Expected volatility                                     0.44             0.44                 0.44            0.44
Risk-free interest rate                                 4.28             3.80                 4.28            3.80
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

     The following table summarizes the non-qualified stock option activity during the thirty-nine weeks ended April 30, 2006:

                                                                                             Weighted           Aggregate
                                                                                             Average            Intrinsic
                                             Number                 Price Range               Exercise           Value (1)
                                            of shares                per share                 Price           (in thousands)
                                            ---------              ------------            -------------       --------------
Outstanding July 31, 2005                    3,735,530          $ 4.06  -  20.45            $   14.41
Granted                                         10,500                     18.57                18.57
Exercised                                      (79,250)           4.31  -  19.83                11.33
Cancelled                                       (2,000)                    19.83                19.83
                                         --------------         ----------------          -------------
Outstanding October 30, 2005                 3,664,780          $ 4.06  -  20.45            $   14.49            $   11,394
Exercisable October 30, 2005                 3,481,280                                      $   14.28            $   11,394
Granted                                         19,500           17.11  -  20.85                18.59
Exercised                                     (10,100)            8.38  -  13.10                10.00
Cancelled                                     (26,000)           19.03  -  19.83                19.26
                                         --------------         ----------------          -------------
Outstanding January 29, 2006                 3,648,180          $ 4.06  -  20.85            $   14.49            $   12,104
Exercisable January 29, 2006                 3,445,180                                      $   14.28            $   12,104
Granted                                          9,000                     20.09                20.09
Exercised                                    (157,279)            8.38  -  19.83                11.60
Cancelled                                      (4,021)           17.98  -  18.39                17.98
                                         --------------         ----------------          -------------
Outstanding April 30, 2006                   3,495,880          $ 4.06  -  20.85            $   14.63            $   22,899
Exercisable April 30, 2006                   3,287,880                                      $   14.41            $   22,270
Vested and expected to vest                  3,466,752                                      $   14.60            $   22,810

(1)     There are no vested options with an exercise price greater than the closing stock price of $21.18 as of April 30, 2006.

     Options outstanding and exercisable by price range as of April 30, 2006, with expiration dates ranging from January 3, 2007 to May 2, 2015 are as follows:

                              Options Outstanding                                   Options Exercisable
                              -------------------                                   -------------------
                                       Weighted
                                        Average             Weighted                              Weighted
   Range of Exercise      Number       Remaining             Average              Number           Average
        Prices          Outstanding  Contractual Life     Exercise Price        Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------
      4.06  -  10.46      1,132,780        3.9            $      9.26             1,132,780      $      9.26
     10.50  -  17.50        678,100        4.9                  13.32               666,100            13.25
               17.98        859,000        6.4                  17.98               690,000            17.98
     18.57  -  19.83        779,500        5.1                  19.54               769,000            19.55
     19.94  -  20.85         46,500        5.0                  20.34                30,000            20.28
     ---------------      ---------        ----          ------------             ----------    -------------
      4.06  -  20.85      3,495,880        5.0            $     14.63             3,287,880      $     14.41
                          =========                                               ==========

     As of April 30, 2006, the total future compensation cost related to nonvested options not yet recognized in the consolidated statement of income was approximately $883,000 ($682,000 net of estimated forfeitures) and the weighted average period over which these options are expected to be recognized was 2.0 years.

10.  Earnings Per Share ("EPS")

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands):

                                                Thirteen weeks ended                       Thirty-nine weeks ended
                                                --------------------                       -----------------------
                                              April 30,             May 1,              April 30,             May 1,
                                                2006                 2005                 2006                 2005
                                              ---------             ------              ----------             ------
     Numerator:
Net Income                                     $1,702               $3,627               $9,641               $9,257
                                               ======               ======               ======               ======
     Denominator:
Basic weighted-average shares                  14,569               14,313               14,497               14,300

Effect of dilutive securities:
     Employee stock options                       829                  623                  733                  672
                                               ------               ------               ------               ------
Diluted weighted-average shares                15,398               14,936               15,230               14,972
                                               ======               ======               ======               ======

Stock options not included in computation        376                  875                1,015                  787
                                               ======               ======               ======               ======
Expercise Price Range                      $17.11 - $20.85      $18.39 - $20.45      $17.11 - $20.85      $18.85 - $20.45

The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices which are greater than the average market price of the common shares during the periods presented, and therefore, are anti-dilutive. The options which were outstanding as of April 30, 2006 expire at various dates through February 4, 2015.

11.     Geographic Information

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the third quarter, based on place of contract performance, were as follows (in thousands):

                        Thirteen weeks ended             Thirty-nine weeks ended
                        --------------------             -----------------------
                      April 30,         May 1,          April 30,          May 1,
                         2006            2005              2006             2005
                      ---------       ---------         ---------         ---------
United States          $ 40,069        $ 35,378          $ 117,677        $ 92,353
Israel                    3,887           3,350             10,307           9,534
England                   1,733           2,538              5,482           6,723
                     -------------   -------------     -------------    -------------
                         45,689          41,266            133,466         108,610
                     =============   =============     =============    =============

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                                         April 30, 2006       July 31, 2005
                                                         --------------       -------------
                United States                                $ 24,927           $ 24,318
                Israel                                          4,592              4,376
                England                                           614                767
                                                         --------------       -------------
                                                             $ 30,133           $ 29,461

12.     Supplemental cash flow information is as follows (in thousands):

                                                                       Thirty-nine weeks ended
                                                                       -----------------------
                                                                April 30, 2006          May 1, 2005
                                                                --------------          -----------
           Net cash paid during the period for:
                Interest                                         $      219           $       229
                Income taxes                                          2,960                   296

13.     New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4" ("SFAS 151.") SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 151 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 153 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123(R).") SFAS 123(R) is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Management adopted this standard on August 1, 2005. See Note 9 for a discussion of the impact on the consolidated financial position, result of operations and cash flows of the Company upon adoption of SFAS 123(R).

     In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment," ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company has incorporated SAB 107 in the implementation and adoption of SFAS 123R.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154.") SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." This new standard will be effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," ("SFAS 155") an amendment of FASB Statements No. 133 and 140. SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This new standard will be effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140" ("SFAS 156".) SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This new standard will be effective as of the start of the Company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

13.  Subsequent Events

     As previously reported, there has been a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads. The contracts aggregate approximately $3.9 million in total revenue.

     On June 6, 2006 an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The indictment alleges 29 counts of violations of the wire fraud statute (18 U.S.C. Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section 1001) and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

     In accordance with FASB Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Litigation is inherently unpredictable and due to the uncertainty of the outcome of the matter discussed above, a reasonable estimate of any liability can not be made. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period.

     In connection with the legal matter discussed above, the Company was notified that certain of its operations have been suspended from receiving new contract awards from the U. S. Government. The affected operations include facilities in Lancaster, Pennsylvania, Woburn, Massachusetts, Chicago, Illinois and Herley's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension is that these facilities will not be solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities may receive contract awards or subcontracts from the Federal Government if the head of the agency states in writing the compelling reason to do so. A significant portion of Herley's business is received where the company is the only qualified supplier on critical defense programs. For this reason the effect of the suspension on these manufacturing facilities cannot easily be determined at this time. Currently, the Company has a funded backlog of approximately $142 million, which is not affected by this action, and which will be delivered to customers within the next year or two.

     The Company's facilities which are not included in the action and who are free to contract with the U.S. Government are our facilities in Whippany, NJ (Herley-CTI), Jerusalem (Herley-Israel), McLean, Virginia, (Innovative Concepts, Inc.), Ft. Walton Beach, Florida, (Micro Systems, Inc.), Farnborough, U.K. (EW Simulation Systems), and Melbourne, Florida, (Herley-RSS).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

As explained in a press release issued on June 6, 2006, the U.S. Attorney's office for the Eastern District in Pennsylvania has indicted the Company and its former Chairman, Lee N. Blatt on multiple charges in connection with purported activities resulting in alleged excessive profits by the Company on three contracts with the U.S. Department of Defense. The Company's Board of Directors has retained outside counsel who has conducted an independent investigation and review of the allegations. The Board of Directors believes that, based on information currently available to it, no criminal conduct has occurred and the Company will vigorously contest the charges.

The Company has been advised by BDO SEIDMAN, LLP, The Company's Independent Registered Public Accountants, that, due to their need to complete review procedures in connection with the Board's investigation, BDO SEIDMAN, LLP is unable at this time to complete its review of the consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, which review is required by Rule 10-01(d) of Regulation S-X.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

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

Results of Operations
Thirty-nine weeks ended April 30, 2006 and May 1, 2005
------------------------------------------------------
Net sales for the thirty-nine weeks ended April 30, 2006 were approximately $133,466,000 compared to $108,610,000 in the first nine months of fiscal 2005, an increase of $24.9 million (22.9%). Net sales through the acquisitions of MSI and ICI completed in the third quarter of fiscal 2005 accounted for an increase of approximately $22.4 million, or 90% of the increase in net sales for the thirty-nine weeks ended April 30, 2006. We also experienced an approximate $2.5 million net increase in sales at our other operations as follows:

-- An increase in sales at our Lancaster operation of $1.0 million, which includes $2.2 million in revenue in connection with a claim due to customer delays and changes in specifications and designs under a major program offset by decreases in overall sales volume; and
-- A net increase in sales at our GMC facility of approximately $1.7 million, including $2.5 million in power amplifier sales to the Government of Israel for multiplatform communications;

Offset by
-- A decline of $1.2 million at EWST as they near completion of certain major contracts.

The gross profit margin in the thirty-nine weeks ended April 30, 2006 was 28.9% compared to 30.9% in the three quarters of fiscal 2005, a decrease of 2.0%.
Contributing to the reduction in gross profit for the nine months are the following items:

-- Engineering development costs overruns on certain contracts in excess of billings to customers;
--   startup production costs on certain programs; and
-- the cumulative effects of changes in contract costs estimates on certain programs accounted for under the percentage completion method of accounting.

Selling and administrative expenses for the thirty-nine weeks ended April 30, 2006 increased approximately $4.2 million over fiscal 2005 and were 19.3% of net sales as compared to 19.8% in fiscal 2005. Significant changes during the period included:

-- An increase of approximately $4.2 million attributable to selling and administrative expenses related to the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI);
-- Legal expenses in fiscal 2006 were $1,450,000 primarily attributable to legal costs associated with a continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads. Legal costs incurred in fiscal 2005 were $1,965,000, of which $1,236,000 relates to the current investigation by the U.S. Attorneys' office, and the balance relates primarily to the litigation involving Robinson Laboratories, Inc. and Ben Robinson which was settled in fiscal 2005;
-- Stock compensation costs in connection with the adoption of SFAS 123R as of August 1, 2005 of $0.3 million.

Operating income for the nine months was $12,781,000 or 9.6% of net sales, as compared to $12,035,000 or 11.1% of net sales in 2005. The decrease in operating income as a percentage of net sales is primarily attributable to the reduction in gross margins discussed above. Our foreign operations contributed approximately $2,018,000 in operating income for the nine months as compared to $1,653,000 in fiscal 2005.

Investment income decreased by $191,000 in the nine months of fiscal 2006 because of a decline on average of approximately $38 million in funds invested, offset by an increase of approximately 76% in the rate of interest earned on the investment of excess cash reserves during the period as compared to interest rates in the prior year. The reduction in the average balance of funds invested in the first three quarters of fiscal 2006 versus the prior year was caused by the investments in capital expenditures and recent acquisitions financed out of our investment funds.

The Company recognized a net foreign exchange gain of $273,000 through the third quarter of fiscal 2006, versus a gain of $264,000 in fiscal 2005. The foreign exchange gains are attributable to our UK subsidiary primarily in connection with temporary advances we have made to them.

Provision for income taxes for the first nine months of fiscal 2006 was $3,749,000 representing an effective tax rate of approximately 28%, comparable to the effective tax rate of 28% in the first nine months of fiscal 2005. The favorable effective rate in fiscal 2006 is due to various favorable tax benefits, including a lower effective tax rate on foreign source income, the tax benefit attributable to extra territorial income, research and development tax credits, the Section 199 manufacturing deduction, and tax exempt interest income.

Thirteen weeks ended April 30, 2006 and May 1, 2005
---------------------------------------------------

Net sales for the thirteen weeks ended April 30, 2006 were approximately $45,689,000, as compared to $41,266,000 in the thirteen weeks ended May 1, 2005, an increase of $4.4 million (10.7%). Net sales through the acquisition of ICI completed in the third quarter of fiscal 2005 accounted for an increase of approximately $3.7 million, or 83% of the increase in net sales for the quarter ended April 30, 2006. We experienced an approximate $1.1 million increase in net sales related primarily to microwave components, which sales were depressed in the prior year's third quarter. Offsetting these increases was a decline of $0.8 million at EWST as they near completion of certain major contracts.

The gross profit margin in the thirteen weeks ended April 30, 2006 was 24.0% compared to 32.5% in the third quarter of fiscal 2005, a decrease of 8.5%. Contributing to the reduction in gross profit for the quarter are the following items:

-- Engineering development costs overruns on certain contracts in excess of billings to customers;
--   startup production costs on certain programs;
-- the cumulative effects of changes in contract costs estimates on certain programs accounted for under the percentage completion method of accounting; and

-- engineering development costs in connection with the Xytrans development agreement.

Selling and administrative expenses for the thirteen weeks ended April 30, 2006 increased approximately $95,000 over the third quarter of fiscal 2005 and were 19.6% of net sales as compared to 21.5% in fiscal 2005. Significant changes during the period included:

-- An increase of approximately $822,000 attributable to selling and administrative expenses related to the acquisition of ICI completed in the third quarter of fiscal 2005, and
-- Stock compensation costs in connection with the adoption of SFAS 123R as of August 1, 2005 of $120,000,

Offset by

-- A decrease in legal costs from $1,285,000 in the third quarter of fiscal 2005 to $425,000 in the third quarter of fiscal 2006. Legal costs in fiscal 2006 are primarily attributable to the continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

Operating income for the third quarter of fiscal 2006 was $1,993,000 or 4.4% of net sales, as compared to $4,556,000 or 11.0% of net sales in the prior year. The decrease in operating income as a percentage of net sales is primarily attributable to the reduction in gross margins discussed above. Our foreign operations contributed $881,000 in operating income for the quarter as compared to $541,000 in the third quarter of fiscal 2005.

Investment income increased by $16,000 in the third quarter of fiscal 2006 due to an increase of approximately 56% in the rate of interest earned on the investment of excess cash reserves as compared to the prior year, despite the decline on average of approximately $17 million in funds invested. The reduction in the average balance of funds invested versus the prior year is due to the funding of the acquisitions of MSI and ICI during the third quarter of fiscal 2005.

In the thirteen weeks ended April 30, 2006, the Company recognized a foreign exchange gain of $170,000 versus a gain of $79,000 in the third quarter of fiscal 2005. The foreign exchange gains are attributable to our UK subsidiary primarily in connection with temporary advances we have made to them.

Provision for income taxes for the third quarter of fiscal 2006 was $662,000 representing an effective tax rate of approximately 28%, as compared to an effective tax rate of 25% in the prior year's third quarter. The lower effective tax rate in the third quarter of fiscal year 2005 is due to the cumulative recognition of research and development credits that were realized in the prior year third quarter. The overall effective rate for the quarter ended April 30, 2006 is due to various favorable tax benefits, including a lower effective tax rate on foreign source income, the tax benefit attributable to extra territorial income, research and development tax credits, the Section 199 manufacturing deduction, and tax exempt interest income.

Liquidity and Capital Resources
-------------------------------
As of April 30, 2006 and July 31,  2005,  working  capital was  $99,650,000  and
$88,343,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.8 to 1 and 3.6 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by customer deposits and progress payments. The un-liquidated balance of these deposits and payments was approximately $5,109,000 at April 30, 2006, and $3,966,000 at July 31, 2005.

Net cash provided by operations during the thirty-nine weeks ended April 30, 2006 was approximately $10,009,000 as compared to $12,273,000 during the comparable period in the prior year, a decrease of approximately $2,264,000.
Income from operations (adjusted for depreciation, amortization, and foreign exchange (gain) loss) was $14,852,000 in the first nine months of the current fiscal year versus $13,113,000 in the similar period in the prior year, an increase of approximately $1,739,000. Significant items contributing to the overall decrease in cash provided by operations of $2,264,000 include the following:

1. A decrease of approximately $7.9 million in cash generated from collection of accounts receivable during the first nine months of fiscal 2006 versus fiscal 2005. The largest impact was from a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This job was largely shipped during fiscal 2004 and early in fiscal 2005, which resulted in increased collections of accounts receivable in the first quarter of fiscal 2005. Additionally, an increase in shipments of approximately 11% during the third quarter of fiscal 2006 versus the third quarter of fiscal 2005 resulted in higher accounts receivable at the close of the quarter;

2. a decrease of approximately $2.5 million generated through amounts due to vendors and accrued expenses; and

3.      a reduction in income taxes payable of approximately $3.6 million.

Offset primarily by

1. a reversal in the growth of inventory since the beginning of the current fiscal year resulting in an improvement in cash flow of approximately $3.4 million;

2. an increase of approximately $1.1 million in cash generated from billings in excess of costs incurred and income recognized on uncompleted contracts during the course of the nine-month period;

3. a reduction of approximately $1.1 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts, after including $2.2 million of estimated costs incurred in connection with a claim due to customer delays and changes in specification and designs under a major program; and

4. an increase of approximately $2.6 million in advanced payments from customers on contracts in progress.

Net cash used in investing activities includes capital expenditures of $4,525,000 including $584,000 at the Company's CTI facility for the purchase of equipment used for the production of millimeter wave products relating to the Xytrans license agreement during the first nine months of the current fiscal year.

In June 2002, the Company entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). The Company may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 4.75% and 5.04%, respectively, at April 30, 2006. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the credit line at April 30, 2006 and July 31, 2005. Stand-by letters of credit were outstanding in the amount of approximately $11,479,000 under the credit facility at April 30, 2006, and $10,703,000 at July 31, 2005.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. The company is in compliance with all covenants at April 30, 2006.

The Company believes that presently anticipated future cash requirements will be provided by internally generated funds, its existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2006 will be generated from our existing backlog of sales orders. The backlog of orders at April 30, 2006 was approximately $143 million of which $136 million are orders covered by funded signed contracts or purchase orders. The remaining $7 million of backlog is "unfunded" and consists of the portion of a contract expected to be recognized as our customer increases the funding allotment for completion of the aggregate firm contract award. Contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in the Company's backlog, the Company will be required to rely more heavily on cash reserves and its existing credit facility to fund its operations. The Company is not aware of any events which are reasonably likely to result in any cancellation of its government contracts. As of April 30, 2006, the Company has approximately $38,521,000 available under its bank credit facility, net of outstanding stand-by letters of credit of approximately $11,479,000, and cash reserves of approximately $27,364,000.

Disclosure Regarding Contractual Obligations and Commitments
------------------------------------------------------------
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, including interest, such as debt and lease agreements, and other contingent commitments, such as stand-by letters of credit. The following table summarizes the Company's contractual obligations and other contingent commitments, including interest, at July 31, 2005 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----       -------
     Mortgage Note                      $   2,571    $     124    $     270     $    308     $  1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606            -        -                -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                        ---------    ---------    ---------    ---------    ---------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                        ---------    ---------    ---------    ---------    ---------
     Total Contractual Obligations      $  56,824    $  23,892    $   17,436    $  5,793     $  9,703
                                        =========    =========    =========    =========    =========

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of April 30, 2006.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings:

As previously reported, there has been a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads. The contracts aggregate approximately $3.9 million in total revenue.

On June 6, 2006, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The indictment alleges 29 counts of violations of the wire fraud statute (18 U.S.C. Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
1001) and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 2 - Changes In Securities:

     None

Item 3 - Defaults Upon Senior Securities:

     None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

     None

Item 5 - Other Information:

     None

Item 6 - Exhibits

     None

                                    FORM 10-Q

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HERLEY INDUSTRIES, INC.
                             -----------------------------------
                             Registrant


                             BY: /S/     Myron Levy
                             -----------------------------------
                             Myron Levy, Chief Executive Officer



                             BY: /S/    Anello C. Garefino
                             -------------------------------------------------
                            Anello C. Garefino, Acting Chief Financial Officer
DATE: June 14, 2006