Form 10-Q/A
period 2006-04-30
HERLEY INDUSTRIES INC /NEW
filed 2006-09-14
CIK 47035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

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

                  [ ]       Yes        [X]  No


As of September 11, 2006 - 14,660,716 shares of Common Stock are outstanding.


EXPLANATORY NOTE


This Form 10-Q/A amends and replaces in its entirety the Form 10-Q ("Original Filing") filed by Herley Industries, Inc. (the "Company") on June 14, 2006. This amendment is being filed to comply with Rule 10-01(d) of Regulation S-X (the "Rule") which requires a review of the Company's quarterly consolidated financial statements for the quarter ended April 30, 2006 by an independent registered public accountant and to include the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As previously disclosed, the Company's former auditors BDO SEIDMAN LLP were unable to complete its review of the consolidated financial statements for the quarter ended April 30, 2006 by the due date of the Original Filing. Therefore, the Company was unable to satisfy the requirements of the Rule and unable to certify that the Original Filing was in compliance with the Rule requirements. BDO SEIDMAN subsequently on July 27, 2006 informed the Company that they had resigned as the Company's auditors.

At a meeting held on July 27, 2006, the Company's Audit Committee accepted the resignation of BDO SEIDMAN LLP and approved the engagement of Marcum & Kliegman LLP as the Company's independent registered public accountants. The interim consolidated financial statements for the thirteen and thirty-nine weeks ended April 30, 2006 contained in this report have now been reviewed by Marcum & Kliegman LLP.

This amended Form 10-Q/A also includes the required certifications of the Company's Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A
                               (Amendment No. 1)



                                                                        PAGE
PART I  -  FINANCIAL   INFORMATION

Item 1 -   Financial Statements:


           Review Report of Independent Registered Public Accounting Firm  2

           Consolidated Balance Sheets -
             April 30, 2006 and July 31, 2005                              3

           Consolidated Statements of Income -
             For the Thirteen and Thirty-nine weeks ended
             April 30, 2006 and May 1, 2005                                4

           Consolidated Statement of Shareholders' Equity-
             For the Thirty-nine weeks ended April 30, 2006                5

           Consolidated Statements of Cash Flows -
             For the Thirty-nine weeks ended
             April 30, 2006 and May 1, 2005                                6

           Notes to Consolidated Financial Statements                      7

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  18

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk     22

Item 4 -   Controls and Procedures                                        22

PART II  - OTHER INFORMATION

Item 1 -   Legal Proceedings                                              22

Item 6 -   Exhibits                                                       23

Signatures                                                                24

Part I - Financial Information
Item 1 - Financial Statements


         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Herley Industries, Inc.
101 North Pointe Boulevard
Lancaster, PA  17601

We have reviewed the accompanying consolidated balance sheet of Herley Industries, Inc. and Subsidiaries (the "Company") as of April 30, 2006 and the related consolidated statements of income for the thirteen weeks and thirty-nine weeks ended April 30, 2006 and shareholders' equity and cash flows for the thirty-nine weeks ended April 30, 2006. These interim consolidated financial statements are the responsibility of the Company's management. The consolidated financial statements of Herley Industries, Inc. and Subsidiaries for the thirteen weeks and thirty- nine weeks ended May 1, 2005 were reviewed by another independent registered public accounting firm. No review report was issued by such firm.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying fiscal 2006 interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of Herley Industries, Inc. and Subsidiaries as of July 31, 2005 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) were previously audited by other auditors, in accordance with standards established by the Public Company Accounting Oversight Board (United States); and their report dated October 7, 2005, expressed an unqualified opinion on those consolidated financial statements. By letter dated August 14, 2006, the predecessor independent registered public accounting firm notified the Company that it was withdrawing its opinion. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. However, we have not completed an audit or review of the 2005 financial statements of the Company and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.


Marcum & Kliegman LLP
Melville, New York
September 12, 2006

                             HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (In thousands, except share data)

                                                                    April 30,          July 31,
                                                                      2006               2005
                                                                  --------------    ---------------
                 ASSETS
Current Assets:
     Cash and cash equivalents                                  $        27,364   $         20,331
     Trade accounts receivable, net                                      30,148             27,258
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts                             18,494             16,058
     Other receivables                                                    1,131              1,414
     Inventories, net of allowance of $5,168
        in fiscal 2006 and $4,492 in fiscal 2005                         53,639             53,668
     Deferred taxes and other                                             4,317              3,782
                                                                  --------------    ---------------
                        Total Current Assets                            135,093            122,511
Property, Plant and Equipment, net                                       30,133             29,461
Goodwill                                                                 73,500             70,831
Intangibles, net of accumulated amortization of $3,021
     in fiscal 2006 and $1,680 in fiscal 2005                            20,525             20,554
Other Assets                                                                650                744
                                                                  --------------    ---------------
                                                                $       259,901   $        244,101
                                                                  ==============    ===============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                          $           221   $            797
     Accounts payable and accrued expenses                               22,877             23,678
     Billings in excess of costs incurred and
         income recognized on uncompleted contracts                         410                538
     Income taxes payable                                                 2,953              3,760
     Accrual for contract losses                                          3,158                630
     Accrual for warranty costs                                             715                799
     Advance payments on contracts                                        5,109              3,966
                                                                  --------------    ---------------
                        Total Current Liabilities                        35,443             34,168
Long-term Debt                                                            4,756              5,000
Other Long-term Liabilities                                               1,246              1,042
Deferred Income Taxes                                                     7,182              6,254
                                                                  --------------    ---------------
                                                                         48,627             46,464
                                                                  --------------    ---------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
       20,000,000 shares; issued and outstanding
       14,634,916 in fiscal 2006 and 14,389,625 in fiscal 2005            1,463              1,439
     Additional paid-in capital                                         112,899            109,118
     Retained earnings                                                   95,573             85,932
     Accumulated other comprehensive income                               1,339              1,148
                                                                  --------------    ---------------
                        Total Shareholders' Equity                      211,274            197,637
                                                                  --------------    ---------------
                                                                $       259,901   $        244,101
                                                                  ==============    ===============

See notes to consolidated financial statements.

           HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands except per share data)

                                                          Thirteen weeks ended             Thirty-nine weeks ended
                                                          --------------------             -----------------------
                                                     April 30,          May 1,           April 30,            May 1,
                                                       2006              2005              2006               2005
                                                    ------------     -------------    ---------------    ---------------
Net sales                                         $      45,689    $       41,266   $        133,466   $        108,610
                                                    ------------     -------------    ---------------    ---------------

Cost and expenses:
      Cost of products sold                              34,736            27,845             94,900             75,034
      Selling and administrative expenses                 8,960             8,865             25,785             21,541
                                                    ------------     -------------    ---------------    ---------------
                                                         43,696            36,710            120,685             96,575
                                                    ------------     -------------    ---------------    ---------------
      Operating Income                                    1,993             4,556             12,781             12,035
                                                    ------------     -------------    ---------------    ---------------

Other income (expense), net:
      Investment income                                     269               253                578                769
      Interest expense                                      (68)              (74)              (242)              (211)
      Foreign exchange gain                                 170                79                273                264
                                                    ------------     -------------    ---------------    ---------------
                                                            371               258                609                822
                                                    ------------     -------------    ---------------    ---------------

      Income before income taxes                          2,364             4,814             13,390             12,857
Provision for income taxes                                  662             1,187              3,749              3,600
                                                    ------------     -------------    ---------------    ---------------

      Net income                                  $       1,702    $        3,627   $          9,641   $          9,257
                                                    ============     =============    ===============    ===============

Earnings per common share - Basic                 $         .12    $          .25   $            .67   $            .65
                                                    ============     =============    ===============    ===============

      Basic weighted average shares                      14,569            14,313             14,497             14,300
                                                    ============     =============    ===============    ===============

Earnings per common share - Diluted               $         .11    $          .24   $            .63   $            .62
                                                    ============     =============    ===============    ===============

      Diluted weighted average shares                    15,398            14,936             15,230             14,972
                                                    ============     =============    ===============    ===============

See notes to consolidated financial statements.

                               HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                Thirty-nine weeks ended April 30, 2006
                                    (In thousands except share data)

                                                                                              Accumulated
                                              Common Stock          Additional                   Other
                                         -----------------------    Paid-in      Retained    Comprehensive
                                           Shares        Amount     Capital      Earnings       Income         Total
                                         -----------   ---------    ---------    ---------   --------------   ---------
Balance at July 31, 2005                  14,389,625   $  1,439   $  109,118   $   85,932    $       1,148   $  197,637

Exercise of stock options                    245,291         24        2,775                                      2,799
Stock option compensation                                                333                                        333
Tax benefit upon exercise of stock
  options                                                                673                                        673
                                         ------------    -------    ---------    ---------   --------------    ---------
     Subtotal                             14,634,916      1,463      112,899       85,932            1,148      201,442
                                                                                                               ---------

Net income                                                                          9,641                         9,641
Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                                                                33           33
   Foreign currency translation gain                                                                   158          158
                                                                                                               ---------
Comprehensive income                                                                                              9,832

                                         ------------    -------    ---------    ---------   --------------    ---------
Balance at April 30, 2006                 14,634,916   $  1,463   $  112,899   $   95,573    $       1,339   $  211,274
                                         ============    =======    =========    =========   ==============    =========

See notes to consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            Thirty-nine weeks ended
                                                                            -----------------------
                                                                         April 30,            May 1,
                                                                            2006               2005
                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net income                                                     $          9,641   $          9,257
                                                                       ---------------    ---------------
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                                        5,266              3,825
           Stock-based compensation expense                                       333                  -
           Excess tax benefit from exercises of stock options                    (673)              (345)
           Deferred tax assets and liabilities                                    786                  -
           Foreign exchange (gain) loss                                           (55)                31
           Gain on sale of securities                                               -                (22)
           Equity in income of limited partnership                                (49)               (54)
           Changes in operating assets and liabilities:
                Trade accounts receivable                                      (2,890)             4,996
                Costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts, and claims                           (2,436)            (3,569)
                Other receivables                                                 283               (269)
                Inventories, net                                                   29             (3,341)
                Deferred taxes and other                                         (535)              (400)
                Accounts payable and accrued expenses                            (801)             1,677
                Billings in excess of costs incurred and
                  income recognized on uncompleted contracts                     (128)            (1,206)
                Income taxes payable                                             (134)             3,187
                Accrual for contract losses                                        24               (377)
                Advance payments on contracts                                   1,143             (1,410)
                Other, net                                                        206                293
                                                                       ---------------    ---------------
                     Total adjustments                                            369              3,016
                                                                       ---------------    ---------------
           Net cash provided by operating activities                           10,010             12,273
                                                                       ---------------    ---------------
Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                               -            (51,391)
      Acquisition of technology license                                        (1,256)            (2,000)
      Proceeds from sale of securities                                              -                165
      Partial distribution from limited partnership                               111                109
      Capital expenditures                                                     (4,525)            (4,948)
                                                                       ---------------    ---------------
           Net cash used in investing activities                               (5,670)           (58,065)
                                                                       ---------------    ---------------
Cash flows from financing activities:
      Borrowings under bank line of credit                                     12,000                  -
      Proceeds from exercise of stock options                                   2,799              1,803
      Payments of long-term debt                                                 (779)              (780)
      Purchase of treasury stock                                                    -             (1,770)
      Payments under bank line of credit                                      (12,000)                 -
      Excess tax benefit from exercises of stock options                          673                345
                                                                       ---------------    ---------------
           Net cash provided by (used in) financing activities                  2,693               (402)
                                                                       ---------------    ---------------

           Net increase (decrease) in cash and cash equivalents                 7,033            (46,194)
Cash and cash equivalents at beginning of period                               20,331             66,181
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                           $         27,364   $         19,987
                                                                       ===============    ===============

See notes to consolidated financial statements.


HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


1.   Interim Reporting


     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2005 Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission ("SEC"). (See also Note 14, "Subsequent Events").

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


     The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida for payments of $21,473,328 in cash, plus acquisition costs accrued of approximately $16,000, and the assumption of certain liabilities. The results of operation of MSI are included in the consolidated financial statements from February 1, 2005. MSI was acquired by Herley in order to capitalize on its synergies with Herley's legacy product lines, consolidate operations and add additional engineers to increase its capabilities in the area of control avionics and target control systems. MSI is a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.


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

     All of the acquisitions completed by the Company are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that all business combinations be accounted for using the purchase method.

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
                                                ========             ========             ========


The Company adjusted its valuation of the assets acquired and liabilities assumed in the acquisition of ICI in accordance with the provisions of SFAS No. 141 during the second quarter of fiscal 2006. Accordingly, the Company's consolidated financial statements reflect an adjustment of $2,504,000 to the reserve for contract losses relating to a contract in ICI's backlog at the date of acquisition that consisted of an initial production order and four additional options exercisable unilaterally by the customer. Although the customer had not exercised any options as of the date of acquisition, the Company had a contractual obligation to honor the terms and conditions of the contract including the discounted pricing in the contract options, with a high probability of the options being exercised, resulting in the estimated losses under the contract.


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


Unaudited pro forma financial information for the three acquisitions completed by the Company in fiscal 2005 as if the acquisitions had occurred on August 2, 2004 is as follows (in thousands except per share amounts):

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                            May 1, 2005
                                                            -----------
              Net sales                                     $ 130,418
              Net income                                      $ 8,850
              Net Income per common share:
                  Basic                                         $0.62
                  Diluted                                       $0.59
              Weighted shares outstanding
                  Basic                                        14,300
                  Diluted                                      14,972

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
                                                          ========          ========

5.   Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets pursuant to the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year and any future impairment of goodwill will be charged to operations.


     The change in the carrying amount of goodwill for the nine months ended April 30, 2006 is as follows (in thousands):

        Balance at July 31, 2005                             $ 70,831
        Change in fair value of liabilities assumed
          in connection with the ICI acquisition (Note 2)       2,504
        Foreign currency translation adjustment                   165
                                                             --------
        Balance at April 30, 2006                            $ 73,500
                                                             ========

     Intangible Assets consist of the following (in thousands):

                                                                  April 30,      July 31,   Estimated
                                                                    2006          2005     useful life
                                                                 ----------     --------   -----------
   Trademarks (acquired with MSI and ICI)                          $ 2,800       $  2,800   Indefinite
   Technology (acquired with EWST and MSI)                          12,421         12,421   10-15 years
   Drawings                                                            800            800   15 years
   Patents                                                             568            568   14 years
   Backlog                                                           3,125          3,125   2-5 years
   Non-compete                                                          31             31   5 years
   Foreign currency translation adjustment                             245            189
                                                                   -------        -------
                                                                    19,990         19,934
   Accumulated amortization                                          3,021          1,680
                                                                   -------        -------
                                                                    16,969         18,254
   Technology  license  (for  millimeter  wave  applications;
   purchased from Xytrans)                                           3,556          2,300    (see below)
                                                                   -------        -------
                                                                  $ 20,525       $ 20,554
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

     The investment in this licensed technology of $3,556,000 as of April 30, 2006 is included in the accompanying Consolidated Balance Sheets under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize the costs associated with this agreement based on the estimated economic life of the licensed technology.

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

6.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and thirty-nine weeks ended April 30, 2006 and May 1, 2005 (in thousands):

                                                        Thirteen weeks ended             Thirty-nine weeks ended
                                                     April 30,         May 1,            April 30,         May 1,
                                                       2006             2005               2006             2005
                                                    ----------       ----------         ----------       ----------
     Balance at beginning of period                 $      746       $     583          $     799        $      580
     Provision for warranty obligations                     98             449                347               762
     Warranty costs charged to the reserve                (129)           (246)              (431)             (556)
                                                    ----------        ---------         ----------        ---------
     Balance at end of period                       $      715       $     786          $     715        $      786
                                                    ==========        =========         ==========        =========

7.   Litigation

     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment alleges 29 counts of violations of the wire fraud statute (18 U.S.C. Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section
     1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section 1001) and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. (See also Note 14, "Subsequent Events").

     In connection with the Robinson Laboratories, Inc. ("RLI") litigation, by Order Dated February 17, 2005, the Company was awarded $2.1 million for attorneys' fees. The judgment has not been paid by RLI and the receivable for this award has not been recorded in the Company's consolidated financial statements because RLI has no assets.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.   Comprehensive Income, net of income taxes

     The components of comprehensive income are as follows (in thousands):

                                                Thirteen weeks ended    Thirty-nine weeks ended
                                                --------------------    -----------------------
                                              April 30,      May 1,     April 30,      May 1,
                                                2006         2005         2006         2005
                                              ----------   ----------   ----------   ----------
Net income                                    $    1,702   $    3,627   $    9,641   $    9,257
Unrealized gain on interest rate swap                 15           17           33            4
Foreign currency translation gain                    152          115          158          394
                                              -----------    --------   -----------   ----------
       Comprehensive income                   $    1,869   $    3,759   $    9,832   $    9,655
                                              ===========    ========   ===========   ==========

     The components of accumulated other comprehensive income is as follows (in thousands):

                                                       April 30, 2006    July 31, 2005
                                                       --------------    -------------
       Unrealized loss on interest rate swap            $       (22)     $       (55)
       Foreign currency translation gain                      1,361            1,203
                                                        -----------      -----------
            Accumulated other comprehensive income      $     1,339      $     1,148
                                                        ===========      ===========

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's July 31, 2005 Annual Report on Form 10-K/A
     Amendment 1 that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation cost included in operating expenses in the thirteen and thirty-nine weeks ended April 30, 2006 is approximately $120,000 and $333,000, respectively, and includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS
     123), and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123R). Operating income and income before taxes were reduced for the quarter and nine months by approximately $120,000 and $333,000, respectively, while net income was reduced by approximately $86,000 and $240,000 respectively, or approximately $0.01 and $0.02 for the quarter and nine months respectively, per basic and diluted share.


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


     Prior to adopting SFAS 123R on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects on implementing SFAS 123R. Therefore, for the thirteen and thirty-nine weeks ended May 1, 2005, no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for

     Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock based employee compensation prior to August 1, 2005:

                                                      Thirteen weeks ended       Thirty-nine weeks ended
                                                            May 1, 2005                 May 1, 2005
                                                       ---------------------      -----------------------
Net income - as reported                                 $        3,627              $         9,257
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                         (207)                        (985)
                                                           -------------                -------------
Net income  -  pro forma                                 $        3,420              $         8,272
                                                           =============                =============
Earnings per share  -  as reported
     Basic                                               $     0.25                  $      0.65
     Diluted                                                   0.24                         0.62
Earnings per share  - pro forma
     Basic                                               $     0.24                  $      0.58
     Diluted                                                   0.23                         0.55

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                       Thirteen weeks ended        Thirty-nine weeks ended
                                                     -------------------------     -----------------------
                                                     April 30,          May 1,     April 30,         May 1,
                                                       2006             2005         2006            2005
                                                     ---------       ---------    ----------     ----------
Weighted average fair value of options granted        $ 5.45           $ 4.00       $ 6.50          $ 4.00
Expected life (years)                                   1.95             3.69         3.23            3.69
Expected volatility                                     0.44             0.44         0.44            0.44
Risk-free interest rate                                 4.28             3.80         4.28            3.80
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

The following table summarizes the non-qualified stock option activity during the thirty-nine weeks ended April 30, 2006:

                                                                                         Weighted      Aggregate
                                                                                         Average       Intrinsic
                                            Number              Price Range              Exercise       Value (1)
                                           of shares             per share                Price       (in thousands)
                                        ------------        --------------------        ----------    -------------
Outstanding July 31, 2005                 3,735,530         $   4.06  -  20.45          $   14.41
Granted                                      10,500                      18.57              18.57
Exercised                                   (79,250)            4.31  -  19.83              11.33
Cancelled                                    (2,000)                     19.83              19.83
                                      --------------         -------------------        -------------
Outstanding October 30, 2005              3,664,780         $   4.06  -  20.45          $   14.49        $   11,394
Exercisable October 30, 2005              3,481,280                                     $   14.28        $   11,394
Granted                                      19,500            17.11  -  20.85              18.59
Exercised                                   (10,100)            8.38  -  13.10              10.00
Cancelled                                   (26,000)           19.03  -  19.83              19.26
                                      --------------         -------------------        -------------
Outstanding January 29, 2006              3,648,180         $   4.06  -  20.85          $   14.49         $  12,104
Exercisable January 29, 2006              3,445,180                                     $   14.28         $  12,104
Granted                                       9,000                      20.09              20.09
Exercised                                  (157,279)            8.38  -  19.83              11.60
Cancelled                                    (4,021)           17.98  -  18.39              17.98
                                      --------------         -------------------        -------------
Outstanding April 30, 2006                3,495,880         $   4.06  -  20.85          $   14.63         $  22,899
Exercisable April 30, 2006                3,287,880                                     $   14.41         $  22,270
Vested and expected to vest               3,466,752                                     $   14.60         $  22,810

(1) There are no vested options with an exercise price greater than the closing stock price of $21.18 as of April 30, 2006.

Options outstanding and exercisable by price range as of April 30, 2006, with expiration dates ranging from January 3, 2007 to May 2, 2015 are as follows:

                                 Options Outstanding                                       Options Exercisable
                                 -------------------                                       -------------------
                                              Weighted
                                               Average          Weighted                               Weighted
        Range of Exercise     Number         Remaining          Average              Number            Average
            Prices         Outstanding    Contractual Life     Exercise Price       Exercisable       Exercise Price
        ----------------   -----------    ----------------     --------------       -----------       --------------
       $ 4.06  -  10.46       1,132,780       3.9            $      9.26              1,132,780      $     9.26
        10.50  -  17.50         678,100       4.9                  13.32                666,100           13.25
                  17.98         859,000       6.4                  17.98                690,000           17.98
        18.57  -  19.83         779,500       5.1                  19.54                769,000           19.55
        19.94  -  20.85          46,500       5.0                  20.34                 30,000           20.28
      -----------------       ---------      ----            -----------              ---------     -----------
       $ 4.06  -  20.85       3,495,880       5.0            $     14.63              3,287,880     $     14.41
                              =========                                               =========

As of April 30, 2006, the total future compensation cost related to nonvested options not yet recognized in the consolidated statement of income was approximately $883,000 ($682,000 net of estimated forfeitures) and the weighted average period over which these options are expected to be recognized was 2.0 years.

10.     Earnings Per Share ("EPS")

The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands):

                                               Thirteen weeks ended          Thirty-nine weeks ended
                                            -------------------------        ------------------------
                                            April 30,         May 1,          April 30,       May 1,
                                              2006             2005             2006           2005
                                            ----------      ----------       ----------    ----------
     Numerator:
Net Income                                   $1,702           $3,627            $9,641         $9,257
                                             ======           ======            ======         ======
     Denominator:
Basic weighted-average shares                14,569           14,313            14,497         14,300
Effect of dilutive securities:
     Employee stock options                     829              623               733            672
                                             ------           ------            ------         ------
Diluted weighted-average shares              15,398           14,936            15,230         14,972
                                             ======           ======            ======         ======
Stock options not included in computation       376              875             1,015            787
                                             ======           ======            ======         ======
Exercise price range per share           $17.11-$20.85    $18.39-$20.45      $17.11-$20.85   $18.85-$20.45

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices which are greater than the average market price of the common shares during the periods presented, and therefore, are anti-dilutive. The options which were outstanding as of April 30, 2006 expire at various dates through February 4, 2015.

11.  Geographic Information

     Net sales to the U.S. Government in the thirteen and thirty-nine weeks ended April 30, 2006 and May 1, 2005 accounted for approximately 20% and 23% of net sales in 2006, and 27% and 23% of net sales in 2005, respectively. No other customer accounted for 10% or more of net sales during the periods presented.

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the third quarter, based on place of contract performance, were as follows (in thousands):

                         Thirteen weeks ended             Thirty-nine weeks ended
                      -------------------------         -------------------------
                      April 30,         May 1,          April 30,        May 1,
                         2006            2005              2006           2005
                      ----------     ----------         ----------     ----------
United States          $ 40,069        $ 35,378          $ 117,677      $ 92,353
Israel                    3,887           3,350             10,307         9,534
England                   1,733           2,538              5,482         6,723
                     ----------      ----------        -----------    ----------
                       $ 45,689        $ 41,266          $ 133,466      $108,610
                     ==========      ==========        ===========    ==========

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                        April 30, 2006          July 31, 2005
                                        --------------          -------------
               United States               $ 24,927                $ 24,318
               Israel                         4,592                   4,376
               England                          614                     767
                                           --------                --------
                                           $ 30,133                $ 29,461
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

13.  New Accounting Pronouncements


     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4" ("SFAS 151.") SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 151 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.


     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. Management adopted this standard on August 1, 2005, and has determined that the adoption of SFAS 153 did not have a material impact on the consolidated financial position, result of operations or cash flows of the Company.

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

14.  Subsequent Events

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


     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange act of 1934 and Rule 10b-5 thereunder. In July 2006, the Company and its directors were also served with a derivative complaint for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006 the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Sec. 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     In accordance with SFAS No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Litigation is inherently unpredictable and due to the uncertainty of the outcome of the matters discussed above, a reasonable estimate of any liability can not be made. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period.

     In connection with the legal matter discussed above, the Company was notified that certain of its operations have been suspended from receiving new contract awards from the U. S. Government. The affected operations include facilities in Lancaster, Pennsylvania, Woburn, Massachusetts, Chicago, Illinois and Herley's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension is that these facilities will not be solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities may receive contract awards or subcontracts from the Federal Government if the head of the agency states in writing the compelling reason to do so. A significant portion of Herley's business is received where the company is the only qualified supplier on critical defense programs. For this reason the effect of the suspension on these manufacturing facilities cannot easily be determined at this time. As of April 30, 2006 the Company has a funded backlog of approximately $136 million, which is not affected by this action, and which will be delivered to customers within the next year or two.

     The Company's facilities which are not included in the action and who are free to contract with the U.S. Government are our facilities in Whippany, NJ (Herley-CTI), Jerusalem (Herley-Israel), McLean, Virginia, (Innovative Concepts, Inc.), Ft. Walton Beach, Florida, (Micro Systems, Inc. and Herley-RSS), and Farnborough, U.K. (EW Simulation Systems).

     The Company had been advised by BDO SEIDMAN, LLP, the Company's former independent registered public accountants, that, due to their need to complete review procedures in connection with an independent investigation of the allegations by outside counsel, BDO SEIDMAN, LLP was unable to complete its review of the interim consolidated financial statements set forth herein by the due date of the Company's Form 10-Q in accordance with established professional standards and procedures for conducting such reviews, which review is required by Rule 10-01(d) of Regulation S-X. BDO SEIDMAN subsequently on July 27, 2006 informed the Company that they had resigned as the Company's auditors. In addition, by letter dated August 14, 2006 BDO SEIDMAN informed the Company that it was withdrawing its opinion on the Company's financial statements for the fiscal year ended July 31, 2005.

     At a meeting held on July 27, 2006, the Company's Audit Committee accepted the resignation of BDO SEIDMAN LLP and approved the engagement of Marcum & Kliegman LLP as the Company's independent registered public accountants. In addition, on August 16, 2006 the Audit Committee approved the engagement of Marcum & Kliegman LLP to also act as its independent auditors for the fiscal year ended July 31, 2005. The interim consolidated financial statements contained in this report have now been reviewed by Marcum & Kliegman LLP.

     By letter dated June 16, 2006, the Company received written notification from Nasdaq that since the Form 10-Q filed by the Company on June 14, 2006 had not been reviewed by its accountants and did not include the required certifications, the Company was not in compliance with Marketplace Rule 4310(c) (14). Accordingly, the Company was informed that its securities would be delisted from The Nasdaq Stock Market. On June 22, 2006, the Company requested a hearing which was held on August 3, 2006. By letter dated August 16, 2006, the Company received written notification from Nasdaq that the Company's request for continued listing on The Nasdaq Stock Market had been granted, subject to the Company's filing of a complete amended Form 10-Q by September 15, 2006.

     On June 15, 2006 the Company announced a resumption of the stock repurchase program initially announced in October 2002 covering 1,000,000 shares of common stock of the Company and subsequently expanded on May 30, 2003 to cover 2,000,000 shares of common stock. As of September 11, 2006 the Company acquired approximately 1,898,000 shares of common stock under this program including approximately 799,000 shares at an aggregate cost of approximately $9,044,000 subsequent to April 30, 2006.

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


In connection with the legal matter discussed above, the Company was notified that certain of its operations have been suspended from receiving new contract awards from the U. S. Government. The affected operations include facilities in Lancaster, Pennsylvania, Woburn, Massachusetts, Chicago, Illinois and Herley's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension is that these facilities will not be solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities may receive contract awards or subcontracts from the Federal Government if the head of the agency states in writing the compelling reason to do so. A significant portion of Herley's business is received where the Company is the only qualified supplier on critical defense programs. For this reason the effect of the suspension on these manufacturing facilities cannot easily be determined at this time. As of April 30, 2006 the Company has a funded backlog of approximately $136 million, which is not affected by this action, and which will be delivered to customers within the next year or two.

The Company's facilities which are not included in the action and who are free to contract with the U.S. Government are our facilities in Whippany, NJ (Herley-CTI), Jerusalem (Herley-Israel), McLean, Virginia, (Innovative Concepts, Inc.), Ft. Walton Beach, Florida, (Micro Systems, Inc. and Herley-RSS), and Farnborough, U.K. (EW Simulation Systems).

The Company had been advised by BDO SEIDMAN, LLP, the Company's former independent registered public accountants, that, due to their need to complete review procedures in connection with the Board's investigation, BDO SEIDMAN, LLP was unable to complete its review of the interim consolidated financial statements set forth herein by the due date of the Company's Form 10-Q in accordance with established professional standards and procedures for conducting such reviews, which review is required by Rule 10-01(d) of Regulation S-X. BDO SEIDMAN subsequently on July 27, 2006 informed the Company that they had resigned as the Company's auditors. In addition, by letter dated August 14, 2006 BDO SEIDMAN informed the Company that it was withdrawing its opinion on the Company's financial statements for the fiscal year ended July 31, 2005.

At a meeting held on July 27, 2006, the Company's Audit Committee accepted the resignation of BDO SEIDMAN LLP and approved the engagement of Marcum & Kliegman LLP as the Company's independent registered public accountants. In addition, on August 16, 2006 the Audit Committee approved the engagement of Marcum & Kliegman LLP to also act as its independent auditors for the fiscal year ended July 31, 2005. The interim consolidated financial statements contained in this report have now been reviewed by Marcum & Kliegman LLP.

The Company understands that completion of the review of its interim financial statements and the filing of this amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.


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

Results of Operations

Thirty-nine weeks ended April 30, 2006 and May 1, 2005
------------------------------------------------------
Net sales for the thirty-nine weeks ended April 30, 2006 were approximately $133,466,000 compared to $108,610,000 in the first nine months of fiscal 2005, an increase of $24.9 million (22.9%). Net sales through the acquisitions of MSI and ICI completed in the third quarter of fiscal 2005 accounted for an increase of approximately $22.4 million, or 90% of the increase in net sales for the thirty-nine weeks ended April 30, 2006. We also experienced an approximate $2.5 million net increase in sales at our other operations as follows:

* An increase in sales at our Lancaster operation of $1.0 million, which includes $2.2 million in revenue in connection with a claim due to customer delays and changes in specifications and designs under a major program offset by decreases in overall sales volume; and

* A net increase in sales at our GMC facility of approximately $1.7 million, including $2.5 million in power amplifier sales to the Government of Israel for multiplatform communications;

Offset by

* A decline of $1.2 million at EWST as they near completion of certain major contracts.

The gross profit margin in the thirty-nine weeks ended April 30, 2006 was 28.9% compared to 30.9% in the three quarters of fiscal 2005, a decrease of 2.0%.
Contributing to the reduction in gross profit for the nine months are the following items:

* Engineering development costs overruns on certain contracts in excess of billings to customers;

*    startup production costs on certain programs; and

*    the cumulative  effects of changes in contract  costs  estimates on certain
     programs   accounted  for  under  the  percentage   completion   method  of
     accounting.

Selling and administrative expenses for the thirty-nine weeks ended April 30, 2006 increased approximately $4.2 million over fiscal 2005 and were 19.3% of net sales as compared to 19.8% in fiscal 2005. Significant changes during the period included:

* An increase of approximately $4.2 million attributable to selling and administrative expenses related to the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI);

* Legal expenses in fiscal 2006 were $1,450,000 primarily attributable to legal costs associated with a continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads. Legal costs incurred in fiscal 2005 were $1,965,000, of which $1,236,000 relates to the current investigation by the U.S. Attorneys' office, and the balance relates primarily to the litigation involving Robinson Laboratories, Inc. and Ben Robinson which was settled in fiscal 2005;

* Stock compensation costs in connection with the adoption of SFAS 123R as of August 1, 2005 of $0.3 million.

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

Thirteen weeks ended April 30, 2006 and May 1, 2005
---------------------------------------------------

Net sales for the thirteen weeks ended April 30, 2006 were approximately $45,689,000, as compared to $41,266,000 in the thirteen weeks ended May 1, 2005, an increase of $4.4 million (10.7%). Net sales through the acquisition of ICI completed in the third quarter of fiscal 2005 accounted for an increase of approximately $3.7 million, or 83% of the increase in net sales for the quarter ended April 30, 2006. We experienced an approximate $1.1 million increase in net sales related primarily to microwave components, which sales were depressed in the prior year''s third quarter. Offsetting these increases was a decline of $0.8 million at EWST as they near completion of certain major contracts.

The gross profit margin in the thirteen weeks ended April 30, 2006 was 24.0% compared to 32.5% in the third quarter of fiscal 2005, a decrease of 8.5%. Contributing to the reduction in gross profit for the quarter are the following items:

* Engineering development costs overruns on certain contracts in excess of billings to customers;

*    startup production costs on certain programs;

*    the cumulative  effects of changes in contract  costs  estimates on certain
     programs   accounted  for  under  the  percentage   completion   method  of
     accounting; and

* engineering development costs in connection with the Xytrans development agreement.

Selling and administrative expenses for the thirteen weeks ended April 30, 2006 increased approximately $95,000 over the third quarter of fiscal 2005 and were 19.6% of net sales as compared to 21.5% in fiscal 2005. Significant changes during the period included:

*    An  increase  of  approximately   $822,000   attributable  to  selling  and
     administrative expenses related to the acquisition of ICI completed in the third quarter of fiscal 2005, and

* Stock compensation costs in connection with the adoption of SFAS 123R as of August 1, 2005 of $120,000,

Offset by

* A decrease in legal costs from $1,285,000 in the third quarter of fiscal 2005 to $425,000 in the third quarter of fiscal 2006. Legal costs in fiscal 2006 are primarily attributable to the continuing investigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

Operating income for the third quarter of fiscal 2006 was $1,993,000 or 4.4% of net sales, as compared to $4,556,000 or 11.0% of net sales in the prior year. The decrease in operating income as a percentage of net sales is primarily attributable to the reduction in gross margins discussed above. Our foreign operations contributed $881,000 in operating income for the quarter as compared to $561,000 in the third quarter of fiscal 2005.


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


Net cash provided by operations during the thirty-nine weeks ended April 30, 2006 was approximately $10,010,000 as compared to $12,273,000 during the comparable period in the prior year, a decrease of approximately $2,263,000.
Income from operations (adjusted for depreciation, amortization, and foreign exchange (gain) loss) was $14,852,000 in the first nine months of the current fiscal year versus $13,113,000 in the similar period in the prior year, an increase of approximately $1,739,000. Significant items contributing to the overall decrease in cash provided by operations of $2,263,000 include the following:


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

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----        -----
     Mortgage Note                     $    2,571   $      124   $      270     $    308     $  1,869
     Industrial Revenue Bonds               3,811          220          442          442        2,707
     EWST Note                                606          606            -        -                -
     Operating Lease Obligations           17,095        2,876        5,629        3,655        4,935
     Purchase Obligations                  22,038       17,739        3,106        1,063          130
                                       ----------   ----------   ----------     --------     --------
                                           46,121       21,565        9,447        5,468        9,641
     Standby Letters of Credit             10,703        2,327        7,989          325           62
                                       ----------   ----------   ----------     --------     --------
     Total Contractual Obligations     $   56,824   $   23,892   $   17,436     $  5,793     $  9,703
                                       ==========   ==========   ==========     ========     ========

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


In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange act of 1934 and Rule 10b-5 thereunder. In July 2006, the Company and its directors were also served with a derivative complaint for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006 the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Sec. 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.


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

        None

Item 3 - Defaults Upon Senior Securities:

        None

Item 4 - Submission Of Matters To A Vote Of Security Holders:

        None

Item 5 - Other Information:

        None


Item 6 - Exhibits

     15.  Independent Registered Public Accounting Firm's Acknowledgement Letter

     31.  Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  FORM 10-Q/A
                               (Amendment No. 1)




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


                                  HERLEY INDUSTRIES, INC.
                                     Registrant


                                  BY:  /S/    Myron Levy
                                      -----------------------------------
                                      Myron Levy, Chief Executive Officer



                                  BY:  /S/    Kevin J. Purcell
                                      -----------------------------------
                                       Kevin J. Purcell, Chief Financial Officer
DATE: September 14, 2006