Form 10-K
period 2006-07-30
HERLEY INDUSTRIES INC /NEW
filed 2006-10-30
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
        (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 30, 2006

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from .........to..........

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                              23-2413500
--------                                                              ----------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

101 North Pointe Blvd., Lancaster, Pennsylvania                            17601
-----------------------------------------------                            -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (717) 735-8117
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $ .10 par value                 The NASDAQ Stock Market LLC
-----------------------------                 ---------------------------
     (Title of Class)                  Name of each exchange on which registered

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]


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

[  ] Large accelerated filer   [X] Accelerated filer  [  ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $16.96 as reported on The Nasdaq Global Market as of January 29, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $224,984,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 18, 2006 was 13,862,149.

Documents incorporated by reference: None
-----------------------------------

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I

Item 1.        Business.                                                      3

Item 1A.       Risk Factors.                                                 11

Item 2.        Properties.                                                   16

Item 3.        Legal Proceedings.                                            16

Item 4.        Submission of Matters to a Vote of Security Holders.          17

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder
                   Matters, and Issuer Purchases of Equity Securities.       17

Item 6.        Selected Financial Data.                                      18

Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      19

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.   28

Item 8.        Financial Statements and Supplementary Data.                  29

Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                      29

Item 9A.       Controls and Procedures.                                      29

Item 9B.       Other Information.                                            32

PART III

Item 10.       Directors and Executive Officers of the Registrant.           32

Item 11.       Executive Compensation.                                       34

Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.                37

Item 13.       Certain Relationships and Related Transactions.               39

Item 14.       Principal Accounting Fees and Services                        40

PART IV

Item 15.       Exhibits and Financial Statement Schedules.                   41

SIGNATURES                                                                   43

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties, the effects of the recently announced indictment of the Company and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

GENERAL

The Company's corporate offices are located at 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601. The telephone number of the Company at that location is (717) 735-8117. The Company's web site is located at www.herley.com. The Company makes its periodic and current reports available, free of charge, on its web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's Common Stock is listed on The Nasdaq Global Market under the symbol "HRLY."

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

ACQUISITIONS

We have grown internally and through strategic acquisitions and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations. Since July 1995 our acquisitions have included the following:

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

- In September 2002, we acquired EW Simulation Technology, Limited ("EWST"), a company located in Farnborough, in the United Kingdom. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide.

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

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through more than 40 years of focus on research and development and through our state-of-the-art design and production capabilities. In fiscal 2002 we completed the expansion of our facilities in Lancaster, Pennsylvania, including state-of-the-art manufacturing capacity, where we now have a full range of capabilities including long and short run production, hardware assembly and full-service engineering. In addition, we have highly capable manufacturing facilities located in Woburn, Massachusetts; Farmingdale, New York; Whippany, New Jersey; Fort Walton Beach, Florida; Farnborough, England; and Jerusalem, Israel. We continue to develop and reward our engineers in order to maintain our expertise in-house.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base. The U.S. Government accounted for approximately 22% of our fiscal 2006 revenues. No other customer accounted for 10% or more of our revenues in fiscal 2006. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 24% of our revenues in fiscal 2006.

- LONG-STANDING INDUSTRY RELATIONSHIPS. We have established long-standing relationships with the U.S. Government and other key organizations in the aerospace and defense industry after more than 40 years in the defense electronic industry. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements.

- SUCCESSFUL ACQUISITION TRACK RECORD. We have demonstrated that we can successfully integrate acquired companies. We are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies.

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2006, we spent approximately $30.3 million on new product development, of which our customers funded approximately $21.2 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

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

In September 2004, we closed on the purchase of Reliable System Services Corporation ("RSS"). In addition to complementing and adding to our capabilities in Telemetry, Electronic Warfare ("EW") Simulation Equipment, EW Jamming Equipment and Range Safety Commanding applications, RSS significantly enhanced our C2 capabilities for UAV platforms, in that RSS provides a C2 system for UAVs that operates through the Iridium satellite system. The RSS Iridium based C2 system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations. The addition of this RSS Iridium based alternate for UAV C2 systems enables us to provide a broader array of systems configuration solutions to our defense industry customers.

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

HF Communications and IFF Interrogators. We design and manufacture high frequency radio and IFF interrogators. This high frequency communications equipment is used by the U.S. Navy and foreign navies that conduct joint military exercises with the U.S. Navy. The IFF interrogators are used as part of shipboard equipment and are also placed on coastlines, where they are employed as silent sentries. We have been a significant supplier to the Republic of Korea for over twenty years and have a large, established installed base of equipment. We have been, and continue to be, a supplier to the Republic of Korea DDX, LPX and KDX destroyer programs.

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

CUSTOMERS

During the fiscal years ended July 30, 2006 and July 31, 2005, approximately 22% and 25% of our net sales respectively, were attributable to contracts with offices and agencies of the U.S. Government. During the fiscal year ended July 31, 2005, Northrop Grumman accounted for approximately 11% of net sales. No other customers accounted for shipments of 10% or more of net sales in fiscal 2006 or 2005.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

   The Boeing Company           BAE Systems                   Harris Corporation
   Lockheed Martin Corporation  Northrop Grumman Corporation  Raytheon Company

During fiscal 2006, sales to foreign customers accounted for approximately 24% of our net sales. Sales to foreign customers from our domestic locations accounted for 12% of net sales. Sales from England were 4%, and Israel 8% of net sales to foreign customers. The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales also are subject to us obtaining export licenses for certain products and systems.

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

We also produce microwave components that are sold through our catalog, which for more than forty years has been an industry leader, and sell attenuating devices and IQ modulation and phase shifters through the microwave engineer's handbook.

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

Lancaster, Pennsylvania
Farmingdale, New York
Woburn, Massachusetts
Whippany, New Jersey
Fort Walton Beach, Florida
McLean, Virginia
Jerusalem, Israel
Farnborough, England

BACKLOG

Our total funded backlog of orders was approximately $125 million on July 30, 2006 which are orders covered by funded signed contracts or purchase orders. The funded backlog on July 31, 2005 was approximately $145 million. There was no "unfunded" backlog at July 30, 2006 or July 31, 2005. Of our total backlog at July 30, 2006, $89 million (71%) is attributable to domestic orders and $36 million (29%) is attributable to foreign orders.

Backlog is not directly indicative of future sales. Accordingly, we do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period. Management anticipates that approximately 84% of the backlog at July 30, 2006 will be shipped during the fiscal year ending July 29, 2007.

Approximately 94% of our contracts are firm fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract we agree to deliver products at a fixed price, subject to adjustment, for costs incurred because of change orders issued by the customer. The remaining contracts are cost plus type contracts.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $30.3 million in fiscal 2006 (of which $14.2 million is attributable to the acquisitions of MSI and ICI), $10.3 million in fiscal 2005 and $11.1 million in fiscal 2004. The portion of these costs not reimbursed by customers was approximately $9.1 million in fiscal 2006, $5.0 million in fiscal 2005 and $5.4 million in 2004. These increases in development spending were undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets and employee and third-party non-disclosure agreements to protect our intellectual property, as well as limiting access to the distribution of proprietary information. We cannot provide assurance that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. Furthermore, we cannot provide assurance that, in the future, third parties will not assert infringement claims against us with respect to our products. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting our business, financial condition and results of operations. In the event a third party were successful in a claim that one of our products infringed its proprietary rights, we may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes on such proprietary rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of July 30, 2006 we had 1,014 employees. We believe that our employee relations are satisfactory. None of our approximately 871 U.S. based employees are represented by a labor union. Employment by functional area as of July 30, 2006 is as follows:

                     Executive                     16
                     Administration                59
                     Manufacturing                647
                     Engineering                  225
                     Sales and Marketing           67
                                                -----
                     Total                      1,014
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

OFFICERS OF THE REGISTRANT

Name                                   Age         Served as Officer Since          Position(s) and Offices
----                                   ---         -----------------------          -----------------------
Myron Levy                             66                   1988                    Chairman of the Board,
                                                                                    Chief Executive Officer,
                                                                                     and Director
John M. Kelley                         53                   1998                    President
Kevin J. Purcell                       48                   2006                    Vice President and
                                                                                     Chief Financial Officer
Charles L. Pourciau, Jr.               58                   2006                    Vice President - Administration
                                                                                     and Governance
Andy Feldstein                         55                   2006                    Vice President and Chief
                                                                                     Technology Officer
Rozalie Schachter                      60                   2000                    Vice President - Business
                                                                                      Development
Anello C. Garefino                     59                   1993                    Vice President - Finance
John A. Carroll                        55                   2003                    Vice President - Human
                                                                                     Resources
Richard Poirier                        41                   2003                    Vice President

Item 1A.  Risk Factors

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to "Forward-Looking Statements" included elsewhere in this report.

                    Risks Related to Recent Legal Proceedings

A finding of criminal liability against us in connection with the recent indictment by the U.S. Attorney's office could have a material adverse effect on our business and operating results.

On June 6, 2006 an indictment was returned against Herley Industries, Inc. and Lee Blatt, our former Chairman by the U.S. Attorney's Office for the Eastern District of Pennsylvania in connection with three government contracts completed in October 2002 aggregating revenue of approximately $3.9 million. No other officer, director or employee of ours was named in the indictment. The indictment is on multiple charges in connection with purported activities resulting in alleged excessive profits by us on three contracts with the U.S. Government. We and Mr. Blatt could be fined up to approximately $13 million each and we could be required to forfeit monies paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful. We believe we have substantial defenses to the charges alleged in the indictment and intend to vigorously defend against these allegations; however, there can be no assurance that we will be successful.

A further suspension of certain of our facilities from receiving new contract awards could have a material adverse effect on our business.

On June 13, 2006, we were notified that as a consequence of the indictment, certain of our operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations include facilities in Lancaster, Pennsylvania, Woburn, Massachusetts, Chicago, Illinois and our subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the criminal proceeding. The suspended facilities could receive contract awards or subcontracts from the Federal Government if the head of the agency states in writing the compelling reason to do so.

Effective October 12, 2006, we entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that required us, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, we were required to sever our relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as our employee or consultant. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of our operations from receiving new contract awards from the U.S. Government. Our failure to comply with this Administrative Order or an unfavorable outcome of the recent indictment could lead to a further suspension.

The recent class-action complaints against us could result in costly litigation and payment of damages.

Since June 6, 2006, we have been served with several class-action complaints against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims arise out of the criminal indictment and are made under Section 10(b) and 20(a) of the Securities Exchange act of 1934 and Rule 10b-5 thereunder. While we intend to vigorously defend against these actions, their ultimate outcome is presently not determinable as they are in the preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have resources available to pay such settlement or judgment. Additionally, any litigation to which we are subject may be costly and could require significant involvement of our senior management and may divert management's attention from our business and operations.

                          Risks Related to Our Business

A significant percentage of our sales are under government contracts which are only partially funded initially and may lose funding or be terminated in future years.

Approximately 67% of our net sales for fiscal 2006 and 65% of our net sales for fiscal 2005 were made to United States government agencies and their contractors and subcontractors for defense programs. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program which could have a negative impact on our operations.

Generally, government contracts contain provisions permitting the government agency to terminate the contract at its convenience, in whole or in part, without prior notice, and to provide for payment of compensation only for work done and commitments made at the time of termination. We cannot guarantee that one or more of our government contracts will not be terminated under these circumstances. Also, we cannot guarantee that we would be able to procure new government contracts to offset the revenues lost as a result of termination of any contracts. Because a substantial part of our revenues are dependent on our procurement, performance and payment under our contracts, our failure to replace sales attributable to a significant defense program or contract at its termination, whether due to cancellation, spending cuts, budgetary constraints or otherwise, could have a material adverse effect upon our business, financial condition and results of operations.

Fixed-price contracts are common in all of our markets and may increase risks of cost overruns and product non-performance.

Our customers set demanding specifications for product performance, reliability and cost. Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increased cost of materials, components, labor, capital equipment or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future.

If we fail to win competitively awarded contracts in the future, we may experience a reduction in our sales, which could negatively affect our profitability.

We obtain many of our U.S. Government contracts through a competitive bidding process. We cannot provide assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in our profitability. We are also subject to risks associated with the following:

     o    the frequent  need to bid on programs in advance of the  completion of
          their   design   (which   may  result  in   unforeseen   technological
          difficulties and cost overruns);

     o the substantial time and effort, including the relatively unproductive design and development required to prepare bids and proposals, spent for competitively awarded contracts that may not be awarded to us;

     o    design complexity and rapid technological obsolescence; and

     o    the constant need for design improvement

Our government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors. In addition, failure to obtain a renewal or follow-on contract with U.S. Government or foreign governments would result in a loss of revenues. If revenues from the award of new contracts fail to offset this loss, it could have a material adverse effect on our results of operations and financial position.

Our international sales are subject to risks related to doing business in foreign countries.

In fiscal 2006 and 2005, international sales comprised approximately 24% and 27%, respectively, of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain significant manufacturing facilities in the United Kingdom and Israel. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The governments of Japan, South Korea, Taiwan and the United Kingdom are all significant customers. Our international sales also are subject to us obtaining export licenses for certain products and systems. We cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable. Substantially all of our revenues in fiscal 2006 at our domestic locations and our operation in Israel were denominated in U.S. dollars, and we intend to continue to enter only into U.S. dollar-denominated contracts. Revenues reported at our EWST (U.K.) facility are primarily denominated in Pound Sterling and accounts for approximately 4% to 8% of our consolidated net sales in U.S. dollars over the last three fiscal years. In addition, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of orders.

We rely on a small number of significant customers.

A significant part of our sales have historically come mainly from contracts with agencies of, and prime contractors to, the U.S. government. Net sales directly to the U.S. government accounted for 22% of fiscal year 2006 net sales. Additionally, approximately 38% of our net sales were attributable to our next five largest customers for fiscal year 2006. Variations in the demand for our products by any of these direct and indirect customers could have a serious, adverse impact on our performance. If we were to lose any of these or any other major customers, or if orders by any major customer were otherwise to be delayed or reduced, including reductions due to market or competitive conditions in commercial markets or further decreases in government defense spending, then our business, financial condition and results of operations would be harmed.

We have limited intellectual property rights.

Our success is dependent upon our proprietary technology. We do not currently have any material patents. We rely principally on trade secret and copyright laws, certain employee and third-party non-disclosure agreements, as well as limited access to and distribution of proprietary information, in order to protect our technology. Trade secret laws afford us limited protection because they cannot be used to prevent third parties from reverse engineering and reproducing our products. Similarly, copyright laws afford us limited protection because copyright protection extends only to how an idea is expressed and does not protect the idea itself. Moreover, third parties could independently develop technologies that compete with our technologies. We cannot provide assurance that the obligations on the part of our employees and business partners to maintain the confidentiality of our proprietary technology will prevent disclosure of such information by our employees or third parties. Litigation may be necessary for us to defend against claims of infringement or protect our proprietary technology, which could result in substantial cost to us and diversion of our efforts. We cannot provide assurance that we would prevail in any such litigation. Our inability to protect our proprietary technology could have a material adverse effect on our business, financial condition and results of operations. Although we believe that our products and proprietary rights do not infringe on the patents and proprietary rights of third parties, we cannot provide assurance that infringement claims, regardless of merit, will not be asserted against us. In addition, effective copyright and trade secret protection of our proprietary technology may be unavailable or limited in certain foreign countries.

We are subject to environmental laws and regulations and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to federal, state, foreign and local environmental laws and regulations. As a result, we may be involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot provide assurance that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretations of existing laws and regulations may require us to make additional expenditures, some of which could be material.

A failure to attract and retain technical personnel could reduce our revenues and our operational effectiveness.

There is a continuing demand for qualified technical personnel. We believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense and there are a limited number of persons, especially engineers, with knowledge of and experience in microwave technology. Our design and development efforts depend on hiring and retaining qualified technical personnel. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

The markets in which we operate are competitive.

Our historical defense markets and our more recent commercial markets are characterized by rapid technological change as new products are generally developed quickly and industry standards are constantly evolving. Thus, our products can become obsolete over a short period of time unless we succeed in remaining technologically innovative and in anticipating new market demands.

The defense industry in particular has experienced substantial consolidation due, among other things, to increasing pressures for cost reductions. This has substantially increased competitive pressures and introduced delays in contract funding and awards into our historical markets in the defense industry. Many of our competitors are larger than us and have substantially greater financial and other resources than we have. As a supplier, we also experience significant competition from the in-house capabilities of our customers. Our ability to compete for defense contracts largely depends on the following factors:

     o    our ability to offer better performance than our competitors;
     o the readiness of our facilities, equipment and personnel to undertake the programs for which we compete; and
     o the effectiveness and innovations of our research and development programs.

We may encounter difficulties in effectively integrating acquired businesses.

As part of our business strategy, we have augmented our technology base by acquiring companies with compatible or related products. Historically, we have acquired a number of such companies and products and have integrated those companies into our business. These and any future acquisitions we make will be accompanied by the risks commonly encountered in acquisitions of companies, which include, among other things:

     o    potential exposure to unknown liabilities of acquired companies;
     o    higher than anticipated acquisition costs and expenses;
     o difficulty and expense of assimilating the operations and personnel of the companies, especially if the acquired operations are geographically distant;
     o potential disruption of our ongoing business and diversion of management time and attention;
     o failure to maximize our financial and strategic position by the successful incorporation of acquired technology;
     o difficulties in adopting and maintaining uniform standards, controls, procedures and policies;

     o loss of key employees and customers as a result of changes in management; and
     o    possible dilution to our shareholders.

We may not be successful in overcoming these risks or any other problems encountered in connection with any of our acquisitions. We may make a strategic acquisition knowing that the transaction may adversely affect our short-term profitability, perhaps because the acquisition candidate may be experiencing operating losses. We may believe that acquiring such a company outweighs the operating losses the candidate is experiencing and the losses that we expect to experience before being able to make the acquisition candidate profitable. The completion of such an acquisition in the future would negatively affect our profitability and may cause a decline in our stock price.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of July 30, 2006, was approximately $125 million. Typically, the majority of our backlog is filled within 12 months. Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

                         Risks Related to Our Securities

Our stock price has fluctuated significantly and may continue to do so.

A number of factors could cause the market price of our common stock to fluctuate significantly, including:

     o    our quarterly operating results or those of other defense companies;
     o the public's reaction to our press releases, announcements and our filings with the Securities and Exchange Commission, including developments with respect to the recent indictment and suspension;
     o    changes in earnings estimates or recommendations by research analysts;
     o changes in general conditions in the U.S. economy, financial markets or defense industry;
     o    natural disasters, terrorist attacks or acts of war; and
     o    other developments affecting us or our competitors.

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing shareholders. Our certificate of incorporation and by-laws provide, among other things, for a classified board of directors serving staggered three-year terms. Our incorporation under Delaware law, the acceleration of the vesting of outstanding stock options including options that we have granted upon a change in control, and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Item 2.  Properties

Our facilities are as follows:

                                                                                                   Owned
                                                                                                     Or
Location                                Purpose of Property                         Area           Leased
--------                                -------------------                        -------         ------
Lancaster, PA               Corporate headquarters                               3,300 sq. ft.     Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.     Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.     Owned
Farmingdale, NY (1)         Production, engineering and administration          46,000 sq. ft.     Leased
                                                                                14,000 sq. ft.     Leased
Whippany, NJ (2)            Production, engineering and administration          23,000 sq. ft.     Leased
Fort Walton Beach, FL       Production, engineering and administration          20,000 sq. ft.     Owned
Fort Walton Beach, FL (4)   Production, engineering and administration          31,500 sq. ft.     Leased
McLean, VA (5)              Production, engineering and administration          43,260 sq. ft.     Leased
Jerusalem, Israel           Production, engineering and administration          29,580 sq. ft.     Leased
Farnborough, England (3)    Production, engineering and administration           7,570 sq. ft.     Leased
Chicago, IL                 Engineering and administration                       3,000 sq. ft.     Leased
Lancaster, PA               Land held for expansion                                37 Acres        Owned
--------------

     (1) On September 23, 1999 we closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership owned by the children of Messrs Blatt and Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term.
     (2) We entered into an agreement as of March 29, 2004 to acquire certain assets and the business of Communication Techniques, Inc. as discussed in Note B of the financial statements.
     (3) As of September 1, 2002, we entered into an agreement to acquire all of the issued and outstanding common stock of EW Simulation Technology, Limited.
     (4) As of February 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Micro Systems, Inc. as discussed in Note B of the financial statements. Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, three of whom are currently employees of MSI. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $287,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.
     (5) As of April 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Innovative Concepts, Inc., including its wholly owned subsidiary Stapor in Chantilly, VA as discussed in Note B of the financial statements.

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

In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange act of 1934 and Rule 10b-5 thereunder. In July 2006, the Company and its directors were also served with a derivative complaint for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006 the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. ss. 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.

The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

In connection with the Robinson Laboratories, Inc. ("RLI") litigation settled in 2005, by Order Dated February 17, 2005, the Company was awarded $2.1 million for attorneys' fees. The judgment has not been paid by RLI and the receivable for this award has not been recorded in the Company's consolidated financial statements because RLI has no assets.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Our Common Stock is traded in The Nasdaq Global Market under the symbol HRLY. The following table sets forth the high and low closing sales price as reported by The Nasdaq Global Market for our Common Stock for the periods indicated.

                                                                         Common Stock
                                                                      High           Low
                                                                      ----           ---
     Fiscal Year 2004
         First Quarter.............................................   20.55          17.50
         Second Quarter............................................   22.85          18.24
         Third Quarter.............................................   21.90          18.88
         Fourth Quarter............................................   21.92          18.50

     Fiscal Year 2005
         First Quarter ............................................   19.77          17.32
         Second Quarter............................................   20.60          18.04
         Third Quarter.............................................   20.27          16.40
         Fourth Quarter............................................   19.82          17.38

     Fiscal Year 2006
         First Quarter.............................................   21.54          16.45
         Second Quarter ...........................................   17.80          15.74
         Third Quarter ............................................   21.38          16.98
         Fourth Quarter ...........................................   20.77           9.21

     The closing price on October 18, 2006 was $15.52.

As of October 18, 2006, there were approximately 190 holders of record and approximately 2,400 beneficial holders of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

(b)  Not applicable.

Item 6. Selected Financial Data (in thousands except per share data):

                                                                                  53 weeks  52 weeks
                                                               52 weeks ended       ended     ended
                                                    ----------------------------- --------  --------
                                                     July 30,  July 31, August 1, August 3, July 28,
                                                       2006      2005     2004      2003      2002
                                                       ----      ----     ----      ----      ----
Net sales (3)                                     $    176,268  151,415   122,154   110,223    92,881

Income from continuing operations                 $     10,354   10,781    13,673    13,937    10,730

Loss from discontinued operations                 $          -        -         -         -      (921)

Cumulative effect of adopting SFAS 142            $          -        -         -         -    (4,637)

Net income                                        $     10,354   10,781    13,673    13,937     5,172

Per share data from continuing operations (1) (2)
     Basic                                        $       0.72     0.75      0.97      0.97      0.89
     Assuming Dilution                            $       0.69     0.72      0.92      0.93      0.83

Total Assets                                      $    251,450  242,023   220,971   197,564   190,202
Total Current Liabilities                         $     33,351   32,090    23,846    18,125    14,557
Long-Term Debt net of current portion             $      5,948    5,000     5,845     6,403     5,684
Other Long-Term Liabilities                       $      1,265    1,042       932       849       706

(1) Earnings per share from continuing operations are presented and calculated before discontinued operations and cumulative effect of accounting change in 2002.
(2)  No cash dividends have been distributed in any of the years presented.
(3)  See "Acquisitions" under Item 1. "Business".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

Business Summary

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman, Lockheed Martin, Raytheon and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the RC-135 Rivet Joint, the E-2C Hawkeye, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, and unmanned aerial vehicles ("UAVs"), as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

Significant Events

In connection with the legal matter discussed in Part I, Item 3. "Legal Proceedings," we were notified on June 9, 2006 that certain of our operations were suspended from receiving new contract awards from the U.S. Government. The affected operations include facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and our subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities could receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received where we are the only qualified supplier on critical defense programs.

Effective October 12, 2006, we entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that required us, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, we were required to sever our relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as our employee or consultant. In return, the Navy, on behalf of the Department of Defense has terminated our suspension and debarment from receiving new contract awards from the U.S. Government.

Our facilities which were not included in the action and who were at all times free to contract with the U.S. Government are our facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, we entered into an agreement (the "Agreement") with Lee N. Blatt to terminate his Employment Agreement with us dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 ("Promissory Note"). In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to our Chairman, Myron Levy. In the event of a "change of control" as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable. Costs in connection with the Agreement will be recorded in our consolidated financial statements in the first quarter ended October 29, 2006.

In June 2006, in connection with the legal matter noted above, we were advised by BDO SEIDMAN, LLP ("BDO"), our then independent registered public accountants, that, due to their need to conduct an independent investigation of the allegations in the indictment by outside counsel, BDO was unable to complete its review of the interim consolidated financial statements for the quarter ended April 30, 2006 by the due date of our Form 10-Q in accordance with established professional standards and procedures for conducting such reviews. BDO subsequently on July 27, 2006 informed us that they had resigned as our auditors. In addition, by letter dated August 14, 2006 BDO informed us that it was withdrawing its opinion on our financial statements for the fiscal year ended July 31, 2005.

At a meeting held on July 27, 2006, our Audit Committee accepted the resignation of BDO and approved the engagement of Marcum & Kliegman LLP as our independent registered public accountants. In addition, on August 16, 2006 the Audit Committee approved the engagement of Marcum & Kliegman LLP to also act as its independent auditors for the fiscal years ended July 31, 2005 and August 1, 2004.

By letter dated June 16, 2006, we received written notification from Nasdaq that since the Form 10-Q filed by us on June 14, 2006 had not been reviewed by our accountants and did not include the required certifications, we were not in compliance with Marketplace Rule 4310(c) (14). Accordingly, we were informed that our securities would be delisted from The Nasdaq Stock Market. On June 22, 2006, we requested a hearing which was held on August 3, 2006. By letter dated August 16, 2006, we received written notification from Nasdaq that our request for continued listing on The Nasdaq Stock Market had been granted, subject to our filing of a complete amended Form 10-Q by September 15, 2006. We filed the required amended Form 10-Q on September 14, 2006. On September 18, 2006 we received written notification from Nasdaq that since we had demonstrated compliance with all Nasdaq Marketplace Rules our securities would continue to be listed on The Nasdaq Global Market.

On June 15, 2006 we announced a resumption of the stock repurchase program initially announced in October 2002 covering 1,000,000 shares of our common stock and subsequently expanded on May 30, 2003 to cover 2,000,000 shares of common stock. As of October 13, 2006 we had acquired approximately 1,898,000 shares of common stock under this program of which 798,567 shares were acquired during the fourth quarter of fiscal 2006 at an aggregate cost of approximately $9,044,000.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                      52 weeks ended
                                          --------------------------------------
                                          July 30,       July 31,      August 1,
                                            2006           2005          2004
                                          -------        -------       --------
Net sales                                  100.0%         100.0%         100.0%
Cost of products sold                       72.6%          70.3%          65.1%
                                          -------        -------       --------
Gross profit                                27.4%          29.7%          34.9%

Selling and administrative expenses         19.8%          20.0%          18.9%
                                          -------        -------       --------
Income from operations                       7.6%           9.7%          16.0%
                                          -------        -------       --------
Other income (expense), net:
     Investment income                       0.5%           0.6%           0.6%
     Interest expense                       (0.2%)         (0.2%)         (0.3%)
     Foreign exchange gain (loss)            0.2%          (0.2%)         (0.1%)
                                          -------        -------       --------
                                             0.5%           0.2%           0.2%
                                          -------        -------       --------
Income before income taxes                   8.1%           9.9%          16.2%
Provision for income taxes                   2.3%           2.8%           5.0%
                                          -------        -------       --------
Net income                                   5.8%           7.1%          11.2%
                                          =======        =======       ========

     Fiscal 2006 Compared to Fiscal 2005

Net sales for the fifty-two weeks ended July 30, 2006 were approximately $176.3 million compared to $151.4 million for fiscal 2005, an increase of approximately $24.9 million (16%). Net sales attributable to the acquisitions of MSI and ICI completed in the third quarter of fiscal 2005 accounted for an increase of approximately $21.3 million (14%) in net sales. We also experienced an approximate $3.6 million (2%) net increase in sales at our other operations, most significantly as follows:

o An increase in sales at our Lancaster operation of $1.9 million, which includes $2.2 million in revenue in connection with a claim due to customer delays and changes in specifications and designs under a major program, as well as an increase of $3.0 million in the sales of Herley-Medical products. These increases were offset by reduced sales caused by a reduction in scheduled requirements of F18, IFF, AMRAAM and Meteor programs.

o A net increase in sales at our Herley-Israel operation of approximately $1.7 million, primarily driven by an increase in development and production of sophisticated microwave integrated assemblies for military use to various international customers.

Our level of intercompany sales, which are eliminated in consolidation, increased to $10.0 million in fiscal 2006 from approximately $7.3 million in fiscal 2005.

The gross profit margin for the fifty-two weeks ended July 30, 2006 was 27.4% as compared to the margin of 29.7% in fiscal 2005, a decline of 2.3%. The decrease in gross profit margins is primarily attributable to the following:

o    Development costs on certain contracts in excess of billings to customers.
o    Engineering costs related to penetration into new military markets.
o The transition of several new programs from engineering development to the early stage of production, with startup costs not yet offset by production revenues.
o The cumulative effects of changes in contract cost estimates on certain programs accounted for under the percentage completion method of accounting.

Offset by

o Higher gross margins contributed by our foreign operations and at recently acquired businesses (MSI and ICI) from improved pricing, cost efficiencies, and product mix.

Selling and administrative expenses for the fifty-two weeks ended July 30, 2006 were 19.8% of net sales as compared to 20.0% in fiscal 2005, or an increase of $4.7 million. Significant increases during the period included:

o An increase of approximately $4.1 million attributable to selling and administrative expenses related to the two acquisitions completed in the third quarter of fiscal 2005 (MSI and ICI).
o Stock compensation costs of $0.5 million in connection with the adoption of SFAS 123R as of August 1, 2005.

Legal expenses in fiscal 2006 were $2.3 million and were primarily attributable to legal costs associated with the investigation and subsequent indictment by the U.S. Attorneys' office in Pennsylvania. During fiscal 2005, legal costs incurred were $2.7 million of which $1.8 million relates to the investigation and the balance relates primarily to the litigation and settlement costs involving Robinson Laboratories, Inc. and Ben Robinson which was settled in fiscal 2005.

We spent approximately $17,000 in out-of-pocket consulting fees in fiscal 2006 versus $658,000 in out-of-pocket consulting fees in fiscal 2005 in connection with our Sarbanes-Oxley Section 404 compliance program. The reduction in fees is attributable to our establishment of an internal audit department and the use of internal resources for compliance testing activities.

As a result of the above trends, our operating income for fiscal year 2006 was $13,381,100 or 7.6% of net sales, as compared to $14,669,000 or 9.7% of net sales in fiscal 2005. Our foreign operations contributed $2,748,000 in operating income for the year as compared to $872,000 in fiscal 2005. Revenues from our foreign operations increased by $1,550,000 as compared to fiscal 2005. The increase in revenue and operating income within our foreign operations was primarily driven by improved performance at Herley-Israel.

Investment income decreased by $95,000 in fiscal 2006 as a result of a decrease on average of approximately $27 million in excess cash reserves invested, attributable to cash used to fund the acquisitions in fiscal 2005 (see Note B); offset by an increase of 65% in the rate of interest earned on the investment of excess cash reserves and increased operating cash balances during the 2006 fiscal year as compared to fiscal 2005.

The effective income tax rate for both fiscal 2006 and 2005 was 28%. The effective tax rate is lower than the statutory income tax rate of 35% primarily due to net favorable tax benefits. The largest benefit in 2006 was due to a lower effective tax rate on foreign source income, and in 2005 due to the recognition of multi-year research and development tax credits realized. Other benefits included research and development credits (prior to December 31, 2005), tax benefits attributable to extra territorial income (i.e. export sales), the
Section 199 manufacturing deduction and tax exempt interest income.

     Fiscal 2005 Compared to Fiscal 2004

Net sales for the fifty-two weeks ended July 31, 2005 were approximately $151,415,000 compared to $122,154,000 for fiscal 2004, an increase of approximately $29.3 million (24%). Net sales at our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), accounted for an increase of approximately $22.3 million, or approximately three quarters of the increase for the fifty-two weeks ended July 31, 2005. Approximately $11.2 million of net sales increase is attributable to CTI, which was consolidated into our results for only 4 months in fiscal 2004, versus a full 12 months in fiscal 2005. In addition to this impact of a full year results for CTI, CTI has experienced growth of greater than 20% in sales in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004, principally due to growth at CTI in sales of military products in CTI's direct synthesizer products.

Other than these acquisition driven impacts, our other divisions experienced a net decline in sales for the year. The largest decline occurred in our Lancaster operation with the decline in 2005 versus 2004 net sales being primarily attributable to a reduction in revenues from the Automatic Carrier Landing System ("ACLS") program of $1.7 million and a reduction of $1.3 million in foreign sales.

The ACLS program was awarded in August 2001 and included three options over three years. The third and final option was awarded in June 2005. The decline in fiscal year 2005 revenue versus fiscal year 2004 is attributable to the completion of the second year option in fiscal 2005 prior to the award of the third year option which is currently in production.

Our UK subsidiary, EWST, experienced a reduction in revenue of approximately $1.8 million in fiscal 2005 versus fiscal 2004, principally due to revisions to (and increases in) estimated costs to complete certain contracts, which resulted in a reduction in revenue recognized on these contracts. EWST began to experience technical difficulties under two contracts in 2004 which continued into fiscal 2005 causing delays in completion of the contracts and costs to increase. In both cases, the primary reasons for costs increasing were changes in the system design to meet customer specifications which resulted in unanticipated labor and material costs and subsequent adjustments in the costs to complete the projects. There are no specific market trends or other customer related issues accounting for the fluctuation in foreign revenues other than the timing of orders. There are no significant changes in the customer base or products sold in fiscal 2005 versus fiscal 2004. Fifty percent of the foreign revenue in fiscal 2004 came from three customers. Those same customers accounted for twenty-eight percent of foreign revenue in fiscal 2005.

Our level of intercompany sales, which are eliminated in consolidation, increased from approximately $6.1 million in fiscal 2004 to $7.3 million in fiscal 2005.

The gross profit margin for the fifty-two weeks ended July 31, 2005 was 30% as compared to the margin of 35% in fiscal 2004 a decline of 5%. Excluding the impact of our three acquisitions completed in fiscal 2005 (RSS, MSI and ICI), the decline in gross profit margins would have been larger. The decrease in gross profit margins is primarily attributable to:

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

Offset by:

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

Selling and administrative expenses for the fifty-two weeks ended July 31, 2005 were 20% of net sales as compared to 17% in fiscal 2004, or an increase of $7.3 million. Large increases during the period included:

o    Increases  of  approximately   $4.0  million   attributable  to  our  three
     acquisitions completed in fiscal 2005 (RSS, MSI and ICI).

o An increase of approximately $2.0 million due to the fact that the prior year only included four months of results for CTI, which was acquired effective as of March 29, 2004.

o An increase of approximately $935,000 in legal costs associated with Robinson Laboratories and the continuing investigation and subsequent indictment by the U.S. Attorneys' office in Pennsylvania.

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

Liquidity and Capital Resources

As of July 30, 2006 and July 31, 2005, working capital was $92,088,000 and $88,343,000 respectively, and the ratio of current assets to current liabilities was 3.8 to 1 for each period.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of the progress payments was approximately $2,573,000 at July 30, 2006, and $4,060,000 at July 31, 2005. The balance of advanced payments was approximately $3,323,000 at July 30, 2006, and $1,888,000 at July 31, 2005.

Net cash provided by operating activities was approximately $15,319,000 in fiscal 2006 as compared to $12,968,000 in 2005, an increase of approximately $2.4 million. Income from operations (adjusted for depreciation and amortization) was $17,450,000 in fiscal 2006 as compared to $16,464,000 in fiscal 2005, an increase of approximately $1.0 million. Significant items contributing to the net increase in cash provided by operating activities include the following:

o A reduction of approximately $3.8 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts." The largest impact comes from milestone billings at our EWST facility in 2006.

o A reduction of approximately $0.4 million in the amount of cash invested in inventories during fiscal 2006 versus fiscal 2005.

o An increase of approximately $6.3 million in cash generated through advance payments from customers on contracts during the course of fiscal 2006.

o An increase of approximately $1.6 million in cash generated from billings to customers in excess of costs incurred and income recognized on uncompleted contracts during the course of fiscal 2006.

Offset primarily by

o A decrease of approximately $5.9 million in cash generated from collection of accounts receivable during fiscal 2006 versus fiscal 2005. The increase in cash collections in fiscal 2005 resulted from collections for shipments under a major contract at our Lancaster facility in connection with an upgrade for US Navy aircraft. This job was largely shipped during fiscal 2004 and early in fiscal 2005, which resulted in increased collections of accounts receivable in the first quarter of fiscal 2005. Trade receivables increased in fiscal 2006 generally in relationship to the increase in sales volume.

o A decrease of approximately $2.9 million resulting from payments to vendors and reductions in accrued expenses.

o    A reduction in income taxes payable of approximately $1 million.

Net cash used in investing activities includes:

o Additional payments of $1.3 million in connection with the Xytrans license of certain technology to be used in missile and millimeter wave products. (See Note A-8.)

o Capital expenditures of $6.2 million including approximately $3.8 million invested in new equipment to further automate and upgrade our product test facilities.

Net cash used in financing activities of $6.0 million results from the following:

o    Proceeds from the exercise of stock options for $3.2 million.

o The income tax benefit of $0.7 million in connection with the exercise of stock options.

Offset by

o The purchase of 798,567 shares of treasury stock in the fourth quarter of fiscal 2006 for approximately $9.0 million under a stock repurchase program initially announced in October 2002 covering 1,000,000 shares of common stock and subsequently expanded on May 30, 2003 to cover 2,000,000 shares of common stock.

In June 2002, we entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 5.25% and 5.40%, respectively, at July 30, 2006. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. During fiscal 2006, we utilized the credit facility for short term working capital needs to the extent of $16.5 million. There were no borrowings outstanding under the line at July 30, 2006 and July 31, 2005. Stand-by letters of credit were outstanding in the amount of $10,285,000 under the credit facility at July 30, 2006.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility and existing cash reserves. A significant portion of our revenue for fiscal 2006 will be generated from our existing backlog of sales orders. The funded backlog of orders at July 30, 2006 was approximately $125 million. All orders included in backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. We have approximately $39,715,000 available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $10,285,000, and cash reserves at July 30, 2006 of approximately $22,303,000.

Contractual Obligations and Commitments

Our obligations and commitments to make future payments under contracts, such as
purchase  orders,   and  debt  and  lease   agreements,   and  under  contingent
commitments, such as stand-by letters of credit are as follows:

We have outstanding an aggregate of approximately $23,048,000 in open purchase orders as of July 30, 2006. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

The following table summarizes the Company's contractual obligations and other contingent commitments, including interest, at July 30, 2006 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----        -----
     Mortgage Note                       $  2,470     $    131     $  2,339     $    -       $    -
     Industrial Revenue Bonds               3,590          220          442          441        2,487
     Operating Lease Obligations           15,742        3,244        5,972        4,293        2,233
     Purchase Obligations                  23,048       22,284          740           24          -
                                           ------       ------       ------       ------       ------
                                           44,850       25,879        9,493        4,758        4,720
     Standby Letters of Credit             10,284        8,067          592          -          1,625
                                           ------       ------       ------       ------       ------
     Total Contractual Obligations       $ 55,134     $ 33,946     $ 10,085     $  4,758     $  6,345
                                           ======       ======       ======       ======       ======

Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy discussed earlier, we entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between us and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive a total payment of $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006. In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

We have an employment agreement with our Chairman/Chief Executive Officer (the "Executive") which expires December 31, 2011, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015. The agreement provides for an annual salary as of July 30, 2006 of $685,758 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income.

The agreement also provides that, in the event there is a change in control, the Executive has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 30, 2006, the amount payable in the event of such termination would be approximately $7,592,000.

In addition, the agreement provides for a consulting period of ten years at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

In addition, certain of our executive officers have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of July 30, 2006 of $590,000.

An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

Several of our officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $3,320,000 through September 30, 2008 in the event of a change of control as defined in the agreements. Several other employees have severance agreements, in the event of termination of employment except for cause, expiring at various dates from December 2006 through February 2008, providing for an aggregate payment as of July 30, 2006 of $1,910,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for our fiscal year beginning August 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140" ("SFAS 156"). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This new standard will be effective as of the start of our first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), an amendment of SFAS Nos. 133 and 140. SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This new standard will be effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." This new standard will be effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Management adopted this Interpretation effective July 30, 2006. Adoption of FASB Interpretation No. 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. We have incorporated SAB 107 in the implementation and adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123(R)"). SFAS 123(R) is effective for publicly traded companies for annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Management adopted this standard on August 1, 2005. See Note A-14 for a discussion of the impact on our consolidated financial position, result of operations and cash flows upon adoption of SFAS 123(R).

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

We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately 94% of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 11% to 14% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

Goodwill is tested for impairment in accordance with SFAS No. 142 using a fair value approach applied to our one reporting unit. Impairment charges are recognized for amounts where the reporting unit's goodwill exceeds its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year. Any future impairment of goodwill will be charged to operations. We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

We obtained a fair market value appraisal of the Company by an independent investment banking firm. Based on this appraisal, we have determined that no impairment in the carrying value of goodwill and intangible assets has occurred at July 30, 2006.

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

Since the acquisitions of General Microwave Corporation and EWST, we are subject to movements in foreign currency rate changes related to our operations in Israel and in the U.K. The movements in the Israeli Shekel versus the U.S. Dollar have not been significant. Movements in Pounds Sterling (the functional currency at EWST) have been more significant.

For the fiscal years 2006, 2005 and 2004, EWST accounts for approximately 4% to 8% of our consolidated net sales, based in part on the rate at which EWST's Sterling denominated financial statements have been converted into U.S. dollars. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2006, for example, would have reduced sales by approximately $680,000, and would have increased our consolidated operating income by approximately $146,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2006 were 1.79, 1.87 and 1.73 respectively. A 10% decline in the average value of Sterling in fiscal 2005, for example, would have reduced sales by approximately $735,000, and would have increased our consolidated operating income by approximately $193,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2005 were 1.85, 1.93 and
1.76 respectively.

We have made inter-company advances to EWST in the aggregate amount of approximately $7.6 million at July 30, 2006 that were previously considered long-term advances. Since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2007, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $30,000 as of July 30, 2006. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

We also have a $50 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008. We may elect to borrow up to a maximum of $5 million with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45 million with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the Agreement. The Federal Funds Target Rate and the LIBOR rate was 5.25% and 5.40%, respectively, at July 30, 2006. The credit line is reviewed on an annual basis.

There were no borrowings outstanding under our revolving credit facility as of July 30, 2006.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows (in thousands):

            Fiscal year ending                       Bonds
            ------------------                       -----
                  2006                              $  115
                  2007                                 120
                  2008                                 125
                  2009                                 130
                  2010                                 135
                  2011 and later                     1,965
                                                   -------
                                                   $ 2,590
                                                   =======
                  Fair value                       $ 2,622
                                                   =======

We do not anticipate any other material changes in our primary market risk exposures in fiscal 2006.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

I.   Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive officer (Chairman of the Board/Chief
     Executive Officer) and principal financial officer (Vice President and Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 30, 2006 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies" and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are control issues that could have a significant adverse effect on our ability to properly authorize transactions; safeguard our assets; or record, process, summarize or report financial data in the consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

II.  Changes in Internal Control over Financial Reporting.

     During the quarter ended July 30, 2006, there were certain changes in our internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management's Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of July 30, 2006. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on the COSO criteria, we believe our internal control over financial reporting as of July 30, 2006 was effective.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of July 30, 2006 has been audited by Marcum & Kliegman LLP, independent registered public accounting firm, as stated in their report which is included below.

     Important Considerations

     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Audit Committee of the
Board of Directors and Shareholders of
Herley Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Herley Industries, Inc. and Subsidiaries (the "Company") maintained effective internal controls over financial reporting as of July 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and effectiveness of internal control, and performing other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of July 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of July 30, 2006 and July 31, 2005 and the related consolidated statements of income, shareholders' equity, and cash flows and the related financial statement schedule for the fifty-two (52) weeks ended July 30, 2006, July 31, 2005 and August 1, 2004 of the Company and our report dated October 27, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum & Kliegman LLP
-------------------------

Marcum & Kliegman LLP
Melville, New York
October 27, 2006

Item 9B.  Other Information

     Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

                                                                                                        Director
                                                                                                        --------
         Name of Director                        Age      Principal Occupation                            Since
         ----------------                        ---      --------------------                          --------
  Myron Levy                                     66       Chairman of the Board
                                                          and Chief Executive Officer                     1992
  Rear Admiral Edward K. Walker, Jr. (Ret.)      73       Vice Chairman of the Board                      1997
  (1)(2)(3)
  Dr. Edward A. Bogucz (1) (3)                   50       Executive Director of the New York Center       2003
                                                          of Excellence in Environmental Systems
  Rear Admiral Robert M. Moore (Ret.) (1) (2)    67       Business and Financial Management Consultant    2003
  John A Thonet                                  56       President of Thonet Associates                  1991
  Carlos C. Campbell (2) (3)                     69       Business and Financial Management Consultant    2005
--------------------
(1)  Member of Compensation and Audit Committees
(2)  Member of Corporate Governance Committee
(3)  Member of Nominating Committee

Mr. Myron Levy was appointed Chairman of the Board in June 2006 after serving as Vice Chairman of the Board since August 2003, and has been our Chief Executive Officer since August 2001. Prior thereto, Mr. Levy served as President since June 1993, as Executive Vice President and Treasurer since May 1991, and as Vice President for Business Operations and Treasurer since October 1988. For more than ten years prior to joining the Company, Mr. Levy, a certified public accountant, was employed in various executive capacities, including Vice-President, by Griffon Corporation. Mr Levy also serves as a Director of NetWolves Corporation.

Rear Admiral Edward K. Walker, Jr. (Ret.) was appointed Vice Chairman of the Board in June 2006. Rear Admiral Walker served as the Director of Corporate Strategy for Resource Consultants, Inc., a privately held corporation supporting the Department of Defense and other government agencies, after his retirement from the United States Navy in 1988 until 2000. Prior to his retirement from the United States Navy, Rear Admiral Walker served for 34 years in various naval officer positions, including Commander of the Naval Supply Systems Command, and Chief of Supply Corps. He holds a Bachelor's Degree from the United States Naval Academy and Master's Degree in Business Administration from The George Washington University.

Dr. Edward A. Bogucz is currently Executive Director of the New York Center of Excellence in Environmental Systems, a university-industry consortium that includes 12 universities and research institutions. Previously, Dr. Bogucz served as Dean of Engineering and Computer Science at Syracuse University from 1995 through 2003. Dean Bogucz earned his bachelor's and doctoral degrees in mechanical engineering from Lehigh University and a Master's Degree from Imperial College, University of London. His teaching and research expertise includes fluid dynamics, energy systems, computational methods, and multidisciplinary analysis and design. As Dean, he led the strengthening of the College of Engineering and Computer Science in selected areas, including RF and microwave devices, information fusion, systems assurance, and environmental technologies.

Rear Admiral Robert M. Moore (Ret.) is a consultant in business and financial management. He is a retired Rear Admiral, U.S. Navy. His 35-year career in the Navy culminated in his last assignment in charge of the Navy's worldwide supply system. He holds a Bachelor's Degree from the University of Texas and a Master's Degree in Business Administration from Harvard University.

Mr. John A. Thonet has been Secretary since January 2003, and is President of Thonet Associates, an environmental consulting firm specializing in land planning and zoning matters, for the past ten years. Mr. Thonet is the son-in-law of Mr. Blatt.

Carlos C. Campbell operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc, NetWolves Corporation, and Pico Holdings, Inc., all publicly traded companies. He is a veteran of nine years as a Naval Flight Officer and served in the Administration of President Reagan as the Assistant Secretary for Economic Development, U.S. Department of Commerce.

Executive Officers of the Registrant

         Name         Age      Position
         ----         ---      ---------
Myron Levy            66       Chairman of the Board, Chief Executive Officer,
                               and Director
John M. Kelley        53       President
Kevin J. Purcell      48       Vice President and Chief Financial Officer
-------------

John M. Kelley was appointed President in August 2003, and served as Executive Vice President since July 2002. Prior thereto, Mr. Kelley served as Senior Vice President since July 2000 and as Vice President/Director of Corporate Communications since March 2000. Mr. Kelley joined us in December 1998 as Director of Investor Relations. Prior to joining Herley, Mr. Kelley had fifteen years of banking experience, most recently serving as Vice President at First Capital Bank. Mr. Kelley earned his Bachelor of Science Degree in Business Administration from the University of Arizona, Tucson, Arizona with Graduate Degree Studies at UCLA.

Kevin J. Purcell was appointed Vice President and Chief Financial Officer in June 2006. Prior to joining Herley, Mr. Purcell served as Vice President Finance, Contracts and Compliance for Smiths Aerospace LLC, Customer Services Americas. Previously, Mr. Purcell served other companies in senior financial positions including Vice President and CFO, Controller and Director. In addition, he worked for a number of years in the Government Contractor Advisory Services group of KPMG. Mr. Purcell received his B.B.A. degree in financial accounting from Iona College and his M.B.A. degree from Pepperdine University. He is a Certified Public Accountant and a Certified Management Accountant.

Committees of the Board of Directors

     Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission ("SEC") rules. During 2006, the Audit Committee of the Board of Directors of the Company consisted of Edward K. Walker (Chairman), Robert M. Moore, and Edward A. Bogucz. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the audit committee as a financial expert.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2006, all Reporting Persons timely complied with all applicable filing requirements.

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

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation with respect to our Chairman, Chief Executive Officer, and our other most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended July 30, 2006, July 31, 2005 and August 1, 2004.

                           Summary Compensation Table

                               Annual Compensation (1)                           Long-Term Compensation
                     --------------------------------------------         -----------------------------------
Name and                                                                      Securities
Principal              Fiscal                                                 Underlying            All Other
Position               Year        Salary (2)        Bonus (3)                 Options             Compensation
--------               ------      ----------        ---------                ----------           ------------
Lee N. Blatt            2006      $ 856,544          $  636,503                                    $    8,400 (5)
Former Chairman of      2005        824,830             650,131                200,000 (4)              6,150
the Board (6)           2004        787,950           1,207,680                                         6,500

Myron Levy              2006      $ 685,755          $  477,377                                    $   12,972 (5)
Chairman of             2005        660,363             487,598                200,000 (4)             10,722
the Board and           2004        630,851             987,010                                        11,072
Chief Executive
Officer (6)

John M. Kelley          2006      $ 250,016          $   25,000                                    $    9,228 (5)
President               2005        250,016                 -                   50,000 (4)              6,836
                        2004        227,884              35,000                                         6,741

William R. Wilson       2006      $ 240,011          $      -                                      $    9,948 (5)
Former Chief            2005        240,011                 -                   25,000 (4)              7,698
Operating Officer (7)   2004        214,528              80,000                                         8,048

Kevin J. Purcell        2006      $  29,616          $      -                   25,000 (4)          $       -
Chief Financial
Officer (8)
--------

(1) Does not include Other Annual Compensation because amounts of certain perquisites and other non-cash benefits provided by us do not exceed the lesser of $50,000 or 10% of the total annual compensation disclosed in this table for the respective officer.
(2) Amounts set forth herein include cost of living adjustments for Messrs. Blatt and Levy under employment contracts.

(3) Represents for Messrs. Blatt and Levy incentive compensation under employment agreements. Bonuses for all other employees are discretionary bonuses.
(4) Consisting of the following options issued in June 2006 for the right to purchase our Common Stock at a price of $19.38 to Kevin J. Purcell - 25,000; options issued in May 2005 for the right to purchase our Common Stock at a price of $17.98: Lee N. Blatt - 200,000, Myron Levy - 200,000, John M. Kelley - 40,000, and William Wilson - 20,000; and options issued in December 2004 for the right to purchase our Common Stock at a price of $19.83: John M. Kelley - 10,000, and William R. Wilson - 5,000.
(5)  All Other Compensation  includes: (a) group term life insurance as follows:
     $4,572 for Mr. Levy,  $828 for Mr. Kelley,  and $1,548 for Mr. Wilson,  and
     (b) contributions to our 401(k) Plan as a pre-tax salary deferral of $8,400 for each of Messrs. Blatt, Levy, Wilson, and Kelley.
(6) Lee N. Blatt served as Chairman of the Board until his resignation on June 8, 2006. On October 12, 2006 Mr. Blatt accepted the terms of an agreement with us terminating his employment agreement. Following Mr. Blatt's resignation as Chairman of the Board, Myron Levy, former Vice Chairman, was elected Chairman and Adm. Edward K. Walker was named Vice Chairman.
(7) Mr. Wilson served as Chief Operating Officer and Vice President from August 2003 until February 2006. On February 23, 2006 Mr. Wilson entered into a consulting agreement with us effective March 1, 2006 and terminating on December 31, 2006.
(8) Kevin Purcell was appointed Vice President and Chief Financial Officer on June 5, 2006 at an annual rate of compensation of $220,000.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning stock options granted to the named executive officers during fiscal 2006.

                                                      Individual Grants
                        ----------------------------------------------------------------------------------------------
                         Number of                                                     Potential Realized Value at
                        Securities      % of Total                                     Assumed Annual Rates of
                        Underlying    Options Issued    Exercise                       Stock Price Appreciation
                         Options      to Employees in    Price      Expiration                  Option Term (3)
Name                    Granted(1)    Fiscal Year(2)     ($/Sh)        Date             0%       5%          10%
----                    ----------    --------------     ------        ----             --       --          ---

Kevin J. Purcell          25,000            32          $ 19.38       9/02/11         $ 0.00    $141,510   $314,764
--------

(1) Options issued in fiscal 2006 were at 100% of the closing price of our common stock on the date of issue and vest as follows: one fifth of the options vest one year from date of grant and one fifth each year thereafter.
(2) Total options issued in fiscal 2006 to all employees were for 79,000 shares of common stock.
(3) The amounts under the columns labeled "5%" and "10%" are included by us pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the common stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the common stock. The column headed "0%" is included to demonstrate that the options were issued with an exercise price greater than or equal to the trading price of the Common Stock so that the holders of the options will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth stock options exercised during fiscal 2006 and all unexercised stock options held by the named executive officers as of July 30, 2006.

                                                                                       Value of Unexercised
                                                      Number of Unexercised                In the-Money
                       Shares                           Options at Fiscal                Options at Fiscal
                     Acquired on       Value                Year-End                       Year-End (2)
Name                 Exercise(#)  Realized($)(1)   Exercisable    Unexercisable    Exercisable    Unexercisable
----                 -----------  --------------   -----------    -------------    -----------    -------------
Lee N. Blatt          -                -            1,301,000          -             $ 869,198        -
Myron Levy            -                -            1,075,000          -               466,748        -
John M. Kelley     12,000          $ 131,708           87,000          -                27,150        -
William R. Wilson     -                -               45,000          -                  -           -
Kevin J. Purcell      -                -                  -          25,000               -           -

-------

(1) Values are calculated by subtracting the exercise price from the trading price of the common stock as of the exercise date.
(2) Based upon the closing price of the common stock of $10.87 on July 30, 2006.

Employment Agreements

     Lee N. Blatt entered into an employment agreement with us, dated as of July 29, 2002 which was to expire December 31, 2011, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provided for an annual salary as of July 30, 2006 at the rate of $856,542 and for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provided for incentive compensation at 4% in the aggregate of our pretax income. Incentive compensation earned for fiscal year ended July 30, 2006 was $636,503. At the end of the employment period, the agreement provided for a five-year consulting period at an annual compensation rate equivalent to one-half of Mr. Blatt's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments. Mr. Blatt's employment agreement was terminated effective October 12, 2006 as a condition to entering into an administrative agreement with the Department of the Navy.

     Myron Levy entered into an employment agreement with us, dated as of July 29, 2002 which expires December 31, 2011, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 30, 2006 at the rate of $685,758 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income. Incentive compensation earned for fiscal year ended July 30, 2006 was $477,377. At the end of the employment period, the agreement provides for a ten-year consulting period at an annual compensation rate equivalent to one-half of Mr. Levy's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

     The employment agreement with Mr. Levy provides for certain payments following death or disability, and also provides that, in the event there is a change in control, as defined, he has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual incentive (based on the average of the three highest annual incentive awarded during the ten preceding years) for the remainder of the employment term. As of July 30, 2006, the amount payable in the event of such termination would be approximately $7,592,000.

     John M. Kelley entered into an employment agreement with us, dated as of June 7, 2006 which expires June 6, 2009. The agreement provides for an annual salary as of July 30, 2006 at the rate of $250,000, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors. In addition, Mr. Kelley has entered into a severance agreement with us which provides that in the event of a change in our control, as defined, prior to September 30, 2008, he is entitled to two years' base salary.

     Kevin J. Purcell entered into an employment agreement with us, dated as of June 7, 2006 which expires June 6, 2009. The agreement provides for an annual salary as of July 30, 2006 at the rate of $220,000, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors. In addition, Mr. Purcell has entered into a severance agreement with us which provides that in the event of a change in our control, as defined, prior to June 10, 2008, he is entitled to two years' base salary.

     Six other officers have severance agreements providing for an aggregate lump sum payment of $1,980,000 through September 30, 2008 in the event of a change of control as defined in the agreements.

Directors' Compensation

     Directors who are our employees receive no additional compensation for serving as Directors. Directors who are not our employees receive an annual fee of $15,000 and a fee of $1,500 for each interim board of directors meeting attended. The Corporate Governance Committee Chairman receives an annual fee of $12,500, and other members of the Corporate Governance Committee receive $5,000 annually. The Audit Committee Chairman receives an annual fee of $25,000, and other members of the Audit Committee receive $10,000 annually. The Compensation Committee Chairman receives an annual fee of $7,500, and other members of the Compensation Committee receive $5,000 annually. The Nominating Committee Chairman receives an annual fee of $7,500, and other members of the Nominating Committee receive $5,000 annually. We also reimburse each Director for the reasonable expenses incurred in attending meetings of the Board of Directors and committee meetings.

Board of Directors Interlocks and Insider Participation

     In fiscal 2006,  our  Compensation  Committee  consisted  of Dr.  Edward A.
Bogucz, and Messrs. Edward K. Walker, Jr., and Robert M. Moore. None of these persons were our officers or employees during fiscal 2006 nor had any relationship requiring disclosures in this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the beneficial ownership of shares of our common stock as of September 30, 2006 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                                           Common Stock                      % of Outstanding
Name of Beneficial Owner                            Beneficially Owned (1) (2)                   Shares
------------------------                            --------------------------            -----------------------
Myron Levy                                                     1,531,615                          10.3%
John M. Kelley                                                   104,423                            *
Kevin J. Purcell (3)                                              -                                 *
Carlos C. Campbell                                                25,000                            *
John A. Thonet (4)                                               118,038                            *
Adm. Edward K. Walker, Jr. (Ret.)                                 58,500                            *
Dr. Edward A. Bogucz                                              25,075                            *
Adm. Robert M. Moore (Ret.)                                       25,000                            *
Lee N. Blatt (5)                                               1,598,898                          10.5%
Dimensional Fund Advisors, Inc. (6)                            1,206,050                           8.7%
Lotsoff Capital Management (7)                                   880,707                           6.4%
Third Avenue Management, Inc. (8)                              1,774,147                          12.8%
Directors and executive
  officers  as a group
  (8 persons)                                                  1,887,651                          12.4%

---------
 * Indicates ownership of less than one percent.

(1) No officer or director owns more than one percent of the outstanding shares of common stock unless otherwise indicated. Ownership represents sole voting and investment power.
(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of September 30, 2006 pursuant to stock options awarded under our stock option plans:

              Myron Levy                    1,075,000         Adm. Edward K. Walker, Jr.                57,000
              John M. Kelley                   87,000         Dr. Edward A. Bogucz                      25,000
              Carlos C. Campbell               25,000         Adm. Robert M. Moore                      25,000
              John A. Thonet                   97,500         Directors and executive
                                                               officers as a group                   1,391,500

(3) Mr. Purcell was appointed Vice President and Chief Financial Officer in June 2006.
(4) Does not include 155,998 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 31,287 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.
(5) Includes beneficial ownership of 1,301,000 shares that may be acquired within 60 days of September 30, 2006 pursuant to stock options awarded under our stock option plans, 172,300 shares held in the name of Mrs. Blatt, 96,799 shares held in the Blatt Family Charitable Trust and 28,799 shares held in Mr. Blatt's individual retirement account ("IRA"). On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr Blatt entered into a voting trust agreement wherein sole voting power to the 1,301,000 shares under stock options held by Mr. Blatt and the 28,799 shares held in his IRA was granted to our Chairman, Myron Levy. Does not include an aggregate of 431,773 shares owned by family members, including Hannah Thonet, Rebecca Thonet, Kathi Thonet, Randi Rossignol, Max Rossignol, Henry Rossignol and Allyson Brenner, of which Mr. Blatt disclaims beneficial ownership.
(6)  Address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(7)  Address is 20 North Clark Street, 34th Floor, Chicago, IL 60602.
(8)  Address is 622 Third Avenue, New York, NY 10017

Equity Compensation Plan Information

     The following table sets forth the indicated information as of July 30, 2006 with respect to our equity compensation plans:

                                                                                                  (c)
                                               (a)                                       Number of securities
                                              Number                                     Remaining available
                                          of securities                  (b)             for future issuance
                                         to be issued upon       Weighted-average            under equity
                                            exercise of          exercise price of        compensation plans
                                       outstanding options,    outstanding options,      (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                           -------------------     -------------------    ------------------------
Equity compensation
Plans approved by
security holders                               2,481,273                 13.19                        25,779

Equity compensation
plans not approved
by security holders                            1,008,807                 18.24                       218,700

Total                                          3,490,080                 14.65                       244,479

         The following information is provided about our stock option plans:

     2006 New Employee Stock Option Plan. The 2006 New Employee Stock Option Plan covers 250,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 33,000 shares were granted during the fiscal year ended July 30, 2006 and are outstanding at July 30, 2006.

     2003 Stock Option Plan. The 2003 Stock Option Plan covers 1,000,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 16,300 shares were granted under this plan during the fiscal year ended July 30, 2006. At July 30, 2006, options to purchase 968,600 shares of common stock were outstanding under this plan.

     2000 Stock Option Plan. The 2000 Stock Option Plan covers 1,500,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 18,000 shares were granted under this plan during the fiscal year ended July 30, 2006. At July 30, 2006, options to purchase 1,290,900 shares of common stock were outstanding under this plan.

     1998 Stock Option Plan. The 1998 Stock Option Plan covers 2,250,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 9,000 shares were granted under this plan during the fiscal year ended July 30, 2006. At July 30, 2006, options to purchase 1,032,292 shares of common stock were outstanding under this plan.

     1997 Stock Option Plan. The 1997 Stock Option Plan covers 2,500,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 2,700 shares were granted under this plan during the fiscal year ended July 30, 2006. At July 30, 2006, options to purchase 158,081 shares of common stock were outstanding under this plan.

     1996 Stock Option Plan. The 1996 Stock Option Plan which has now expired with respect to the granting of new options covers 1,000,000 shares of common stock. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise prices of the options granted under the plan were at the fair market value at the date of grant. The options expire not later than ten years from the date of grant. At July 30, 2006, non-qualified options to purchase 7,007 shares of common stock were outstanding under this plan.

Employee Savings Plan

     We maintain an Employee Savings Plan ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 30% of their salaries to the Plan. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional contributions can be made by us, depending on profits. The aggregate benefit payable to an employee is dependent upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. We recognized expenses of approximately $1,773,000 (including approximately $727,000 related to the acquisitions of MSI, ICI, and RSS), $1,038,000 (including approximately $268,000 related to the acquisitions of MSI, ICI, and RSS), and $618,000 under the Plan for the 52 weeks ended July 30, 2006, July 31, 2005 and August 1, 2004, respectively. For the year ended July 30, 2006, $8,400 was contributed by us to this plan for each of Messrs. Blatt, Levy, Wilson, and for Mr. Kelley. A total of $72,601 was contributed for all officers and directors as a group.

Item 13.  Certain Relationships and Related Transactions.

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy (see Note A.1), the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive a lump sum payment of $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a Promissory Note dated effective October 12, 2006. In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

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

Item 14.  Principal Accountant Fees and Services.

Marcum & Kliegman LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal years 2006, 2005 and 2004. BDO SEIDMAN, LLP, our former independent registered public accounting firm, informed us on July 27, 2006 that they had resigned as our auditors. In addition, by letter dated August 14, 2006 BDO informed us that they were withdrawing their opinion on our financial statements for the fiscal year ended July 31, 2005. The following table sets forth estimated fees for the audits of the fiscal years ended July 30, 2006 and July 31, 2005 performed by Marcum & Kliegman LLP:

                                              2006             2005
                                              ----             ----
                  Audit Fees (1)          $ 475,000         $ 225,000

---------------
(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, Sarbanes-Oxley 404 related services, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre-approved by the Audit Committee.

Marcum & Kliegman LLP was engaged on July 27, 2006, and accordingly, did not render any other services during either 2006 or 2005. Fees for the audit of the fiscal year ended August 1, 2004, which was performed subsequent to July 27, 2006, are estimated at $200,000.

The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to Adm. Walker the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

Marcum & Kliegman LLP did not render any services related to financial information systems design and implementation during fiscal years 2006 and 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2 1997 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 10,
     1997).
10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12,
     2001).
10.5 2003 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 11,
     2003).
10.6 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.7 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.8 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).
10.9 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).
10.10 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.11 Loan Agreement dated June 19, 2002 among the Registrant, Allfirst Bank and Fulton Bank. (Exhibit 10.10 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.12 Amendment (dated May 2, 2003) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank. (Exhibit 10.12 of Annual Report on Form 10-K for the fiscal year ended August 3, 2003).
10.13 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13,
     2000).
10.14 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).
10.15 Asset Purchase Agreement dated as of March 29, 2004 between Registrant and Communication Techniques, Inc. (Exhibit 10.15 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.16 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
10.17 Common Stock Purchase Agreement dated as of September 20, 2002 between Registrant and EW Simulation Technology, Limited. (Exhibit 10.17 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.18 Trust Indenture dated as of October 19, 2001 between Registrant, and East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee. (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.19 Amendment (dated April 2, 2004) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to Allfirst Bank, and Fulton Bank. (Exhibit 10.19 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.20 Asset Purchase Agreement dated as of September 1, 2004 between Registrant and Reliable System Services Corp. (Exhibit 10.20 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.21 Amendment dated December 9, 2003 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.21 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.22 Amendment dated December 9, 2003 to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.22 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.23 Common Stock Purchase Agreement dated as of February 1, 2005 between Registrant and Micro Systems, Inc. (Exhibit 2.1 of Form 8K dated February 7, 2005).
10.24 Common Stock Purchase Agreement dated as of April 12, 2005 between Registrant and Innovative Concepts, Inc. (Exhibit 2.1 of Form 8K dated April 18, 2005).
10.25 Amendment (dated June 9, 2005) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to AllFirst Bank, and Fulton Bank. (Exhibit 10.1 of Form 10-Q dated June 10, 2005).
10.26 2006 New Employee Stock Option Plan.
10.27 Employment Agreement between Herley Industries, Inc. and John Kelley dated as of June 7, 2006.

10.28 Employment Agreement between Herley Industries, Inc. and Kevin J. Purcell dated as of June 7, 2006. (Form 8-K dated June 8, 2006).
10.29 Amendment (dated March 9, 2006) to Loan Agreement dated June 19, 2002 among the Registrant, Manufacturers and Traders Trust Company, successor in interest to AllFirst Bank, and Fulton Bank.
10.30 Administrative Agreement between the Department of the Navy, on hehalf of the Department of Defense, and Herley Industries, Inc. (Exhibit 10.1 of Form 8K dated October 12, 2006).
10.31 Agreement between Herley Industries, Inc. and Lee N. Blatt effective October 12, 2006. (Exhibit 10.2 of Form 8K dated October 12, 2006).
23.1 Consent of Marcum & Kliegman LLP.
31.1 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     (1)  See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 44.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2006.

                             HERLEY INDUSTRIES, INC.

                             By:           /S/ Myron Levy
                                            ------------------------------------
                                               Myron Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 30, 2006 by the following persons in the capacities indicated:


By:    /S/  Myron Levy                  Chairman of the Board,
   -----------------------------
      Myron Levy                        Chief Executive Officer and Director
                                        (Principal Executive Officer)

By:    /S/ Kevin J. Purcell             Vice President and
   -----------------------------
      Kevin J. Purcell                  Chief Financial Officer
                                        (Principal Financial Officer)

By:    /S/  John A. Thonet              Secretary and Director
   -----------------------------
      John A. Thonet

By:    /S/  Carlos C. Campbell          Director
   -----------------------------
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.       Director
   -----------------------------
      Edward K. Walker, Jr.

By:    /S/ Robert M. Moore              Director
   -----------------------------
      Robert M. Moore

By:    /S/ Edward A. Bogucz             Director
   -----------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                  Column B           Column C                  Column D     Column E
              --------                  --------           Additions                  Amount     ----------
                                                    -------------------------        written
                                       Balance at   Charged to                         off       Balance at
                                        beginning    costs and                       against       end of
             Description                of period    expenses           Other        reserve       period
             -----------               ----------   ----------          -----        -------     ----------
Valuation accounts deducted
    from assets to which they
    apply:

July 30, 2006:
Inventory                                   $ 4,492     $ 1,475  $           -         $ 1,391       $ 4,576

July 31, 2005:
Inventory                                   $ 3,938       $ 804  $           -           $ 250       $ 4,492

August 1, 2004:
Inventory                                   $ 2,739       $ 859  $       1,241 (1)       $ 901       $ 3,938

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

Item 8.  Financial Statements and Supplementary Data


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of July 30, 2006 and July 31, 2005           F-3

 Consolidated Statements of Income for the fifty-two weeks ended
  July 30, 2006, July 31, 2005 and August 1, 2004                            F-4

 Consolidated Statements of Shareholders' Equity for the fifty-two weeks
  ended July 30, 2006, July 31, 2005 and August 1, 2004                      F-5

 Consolidated Statements of Cash Flows for the fifty-two weeks ended
  July 30, 2006, July 31, 2005 and August 1, 2004                            F-6

 Notes to Consolidated Financial Statements                                  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Audit Committee of the
Board of Directors and Shareholders of
Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries (the "Company") as of July 30, 2006 and July 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the fifty-two (52) weeks ended July 30, 2006, July 31, 2005 and August 1, 2004. Our audits also included the financial statement schedule as of and for the fifty-two (52) weeks ended July 30, 2006, July 31, 2005 and August 1, 2004 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 30, 2006 and July 31, 2005, and the consolidated results of its operations and its cash flows for the fifty-two (52) weeks ended July 30, 2006, July 31, 2005 and August 1, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, October 27, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Marcum & Kliegman LLP
-------------------------

Marcum & Kliegman LLP
Melville, New York
October 27, 2006

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         July 30,         July 31,
                                                                                          2006             2005
                                                                                       ------------     ------------
                            ASSETS
Current Assets:
          Cash and cash equivalents                                                  $      22,303    $      20,331
          Trade accounts receivable                                                         30,600           27,258
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts                                           13,926           16,058
          Other receivables                                                                    769            1,414
          Inventories, net                                                                  52,909           51,590
          Deferred income taxes and other                                                    4,932            3,782
                                                                                       ------------     ------------
                                   Total Current Assets                                    125,439          120,433
Property, Plant and Equipment, net                                                          30,478           29,461
Goodwill                                                                                    73,612           70,831
Intangibles, net of accumulated amortization of $3,468
          in 2006 and $1,680 in 2005                                                        19,989           20,554
Other Assets                                                                                 1,932              744
                                                                                       ------------     ------------
                                                                                     $     251,450    $     242,023
                                                                                       ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                          $         630    $         797
          Accounts payable and accrued expenses                                             21,503           23,678
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                       555              538
          Income taxes payable                                                               3,395            3,760
          Accrual for contract losses                                                        2,959              630
          Accrual for warranty costs                                                           986              799
          Advance payments on contracts                                                      3,323            1,888
                                                                                       ------------     ------------
                                   Total Current Liabilities                                33,351           32,090
Long-term Debt                                                                               5,948            5,000
Other Long-term Liabilities                                                                  1,265            1,042
Deferred Income Taxes                                                                        7,416            6,254
                                                                                       ------------     ------------
                                                                                            47,980           44,386
                                                                                       ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized 20,000,000 shares;
            issued 14,660,716 and outstanding 13,862,149 in 2006
            and issued and outstanding 14,389,625 in 2005                                    1,466            1,439
          Additional paid-in capital                                                       113,418          109,118
          Retained earnings                                                                 96,286           85,932
          Treasury stock, 798,567 common shares, at cost                                    (9,044)          -
          Accumulated other comprehensive income                                             1,344            1,148
                                                                                       ------------     ------------
                                   Total Shareholders' Equity                              203,470          197,637
                                                                                       ------------     ------------
                                                                                     $     251,450    $     242,023
                                                                                       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)

                                                                           Fifty-two weeks ended
                                                         ---------------------------------------------------------
                                                             July 30,            July 31,            August 1,
                                                               2006                2005                2004
                                                         -----------------    ----------------    ----------------
Net sales                                              $          176,268   $         151,415   $         122,154
                                                         -----------------    ----------------    ----------------
Cost and expenses:
       Cost of products sold                                      127,921             106,441              79,505
       Selling and administrative expenses                         34,966              30,305              23,047
                                                         -----------------    ----------------    ----------------
                                                                  162,887             136,746             102,552
                                                         -----------------    ----------------    ----------------

       Income from operations                                      13,381              14,669              19,602
                                                         -----------------    ----------------    ----------------

Other income (expense), net:
       Investment income                                              840                 934                 674
       Interest expense                                              (319)               (286)               (326)
       Foreign exchange gain (loss)                                   431                (291)               (194)
                                                         -----------------    ----------------    ----------------
                                                                      952                 357                 154
                                                         -----------------    ----------------    ----------------

       Income before income taxes                                  14,333              15,026              19,756
Provision for income taxes                                          3,979               4,245               6,083
                                                         -----------------    ----------------    ----------------

       Net income                                      $           10,354   $          10,781   $          13,673
                                                         =================    ================    ================

Earnings per common share - Basic                      $       .72          $       .75         $       .97
                                                         =================    ================    ================

       Basic weighted average shares                          14,463              14,310              14,105
                                                         =================    ================    ================

Earnings per common share - Diluted                    $       .69          $       .72         $       .92
                                                         =================    ================    ================

       Diluted weighted average shares                        15,097              14,969              14,896
                                                         =================    ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    Fifty-two weeks ended July 30, 2006 and July 31, 2005, and August 1, 2004
                        (In thousands except share data)

                                                                                                          Accumulated
                                                                     Additional                              Other
                                               Common Stock           Paid-in     Retained     Treasury   Comprehensive
                                           Shares        Amount       Capital     Earnings       Stock    Income (loss)   Total
                                         ------------   ----------   ----------   ----------   ---------- -------------  --------
Balance at August 3, 2003                 13,969,151 $      1,397      104,551       61,478           -          (184) $   167,242

Exercise of stock options                    251,357           25        2,433                                               2,458
Tax benefit upon exercise of stock options                                 687                                                 687
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                             14,220,508        1,422      107,671       61,478           -          (184)     170,387
                                                                                                                         ----------

Net income                                                                           13,673                                 13,673
Other comprehensive income (loss), net of tax:
    Unrealized gain on
        available-for-sale securities                                                                              49           49
   Unrealized (loss) on interest rate swap                                                                        (23)         (23)
   Foreign currency translation gain                                                                            1,414        1,414
                                                                                                                         ----------
Comprehensive income                                                                                                        15,113
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at August 1, 2004                 14,220,508 $      1,422      107,671       75,151            -        1,256 $    185,500

Exercise of stock options                    329,349           33        3,501                                               3,534
Tax benefit upon exercise of stock options                                 658                                                 658
Purchase of 160,232 shares of treasury stock                                                      (2,728)                   (2,728)
Retirement of treasury shares               (160,232)         (16)      (2,712)                    2,728                     -
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                             14,389,625        1,439      109,118       75,151            -        1,256      186,964
                                                                                                                         ----------

Net income                                                                           10,781                                 10,781
Other comprehensive income (loss), net of tax:
    Unrealized (loss) on
        available-for-sale securities                                                                              (1)          (1)
   Unrealized gain on interest rate swap                                                                           18           18
   Foreign currency translation (loss)                                                                           (125)        (125)
                                                                                                                         ----------
Comprehensive income                                                                                                        10,673
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at July 31, 2005                  14,389,625 $      1,439      109,118       85,932        -            1,148 $    197,637

Exercise of stock options                    271,091           27        3,144                                               3,171
Stock option compensation                                                  453                                                 453
Tax benefit upon exercise of stock options                                 703                                                 703
Purchase of 798,567 shares of treasury stock                                                      (9,044)                   (9,044)
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------
     Subtotal                             14,660,716        1,466      113,418       85,932       (9,044)       1,148      192,920
                                                                                                                         ----------

Net income                                                                           10,354                                 10,354
Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                                                                           33           33
   Foreign currency translation gain                                                                              163          163
                                                                                                                         ----------
Comprehensive income                                                                                                        10,550
                                         ------------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at July 30, 2006                  14,660,716 $      1,466      113,418       96,286       (9,044)       1,344 $    203,470
                                         ============   ==========   ==========   ==========   ==========   ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Fifty-two weeks ended
                                                                  ---------------------
                                                             July 30,    July 31,    August 1,
                                                               2006        2005        2004
                                                             ---------   ----------  ----------
Cash flows from operating activities:
      Net Income                                          $    10,354 $     10,781 $    13,673
                                                             ---------   ----------  ----------
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                        7,096        5,683       4,244
           Stock-based compensation expense                       453        -           -
           Excess tax benefit from exercises of
              stock options                                      (703)       -           -
           Foreign exchange (gain) loss                           (74)         (20)        753
           Inventory valuation reserve charges                  1,475          804         859
           Gain on sale of marketable securities                -              (22)      -
           Gain on sale of fixed assets                         -               (8)      -
           Equity in income of limited partnership                (52)         (54)        (10)
           (Increase) decrease in deferred tax assets            (959)         403        (316)
           Increase (decrease) in deferred tax liabilities      1,147        1,397        (109)
           Changes in operating assets and liabilities:
               Trade accounts receivable                       (3,342)       2,590      (6,923)
               Costs incurred and income recognized
                 in excess of billings on uncompleted
                 contracts                                      2,132       (1,626)     (7,250)
               Other receivables                                  645         (576)        251
               Inventories, net                                (2,794)      (2,515)     (6,665)
               Deferred income taxes and other                    157         (430)         31
               Accounts payable and accrued expenses           (1,988)         925       3,431
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts        17       (1,596)      1,303
               Income taxes payable                               338        2,306         108
               Accrual for contract losses                       (175)        (500)       (240)
               Advance payments on contracts                    1,435       (4,827)        324
               Other, net                                         157          253         146
                                                             ---------   ----------  ----------
                    Total adjustments                           4,965        2,187     (10,063)
                                                             ---------   ----------  ----------

           Net cash provided by operating activities           15,319       12,968       3,610
                                                             ---------   ----------  ----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired           -          (51,407)    (14,914)
      Acquisition of technology license                        (1,256)      (2,300)      -
      Proceeds from sale of securities                          -              165       -
      Proceeds from sale of fixed assets                        -               17          19
      Partial distribution from limited partnership               111          109          55
      Capital expenditures                                     (6,227)      (5,404)     (5,884)
                                                             ---------   ----------  ----------
           Net cash used in investing activities               (7,372)     (58,820)    (20,724)
                                                             ---------   ----------  ----------

Cash flows from financing activities:
      Borrowings under bank line of credit                     16,500        -           -
      Proceeds from exercise of stock options, net              3,171        3,534       2,458
      Excess tax benefit from exercises of stock options          703        -           -
      Payments of long-term debt                                 (805)        (804)       (686)
      Payments under bank line of credit                      (16,500)       -           -
      Purchase of treasury stock                               (9,044)      (2,728)      -
                                                             ---------   ----------  ----------
           Net cash (used in) provided by financing activities (5,975)           2       1,772
                                                             ---------   ----------  ----------

           Net increase (decrease) in cash and cash equivalents 1,972      (45,850)    (15,342)

Cash and cash equivalents at beginning of period               20,331       66,181      81,523
                                                             ---------   ----------  ----------

Cash and cash equivalents at end of period                $    22,303 $     20,331 $    66,181
                                                             =========   ==========  ==========
Supplemental cash flow information:
      Financing of computer software and maintenance      $     1,627
                                                             =========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations and Recent Events
     --------------------------------------
     The Company, a Delaware corporation, is engaged in research, engineering, product development, and manufacturing of complex microwave radio frequency
     (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide.

     In connection with the legal matter discussed in Note F "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

     Effective October 12, 2006, the Company entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that requires the Company, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, the Company is required to sever its relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of the Company from receiving new contract awards from the U.S. Government.

     The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are our facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro
     Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Promissory Note"). In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy . In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable. Costs in connection with the Agreement will be recorded in the Company's consolidated financial statements in the first quarter ended October 29, 2006.

     The Company had been advised by BDO SEIDMAN, LLP ("BDO"), the Company's former independent registered public accountants, that, due to their need to complete review procedures in connection with an independent investigation of the allegations by outside counsel, BDO was unable to complete its review of the interim consolidated financial statements for the quarter ended April 30, 2006 by the due date of the Company's Form 10-Q in accordance with established professional standards and procedures for conducting such reviews, which review is required by Rule 10-01(d) of Regulation S-X. BDO subsequently on July 27, 2006 informed the Company that they had resigned as the Company's auditors. In addition, by letter dated August 14, 2006 BDO informed the Company that it was withdrawing its opinion on the Company's financial statements for the fiscal year ended July 31, 2005.

     At a meeting held on July 27, 2006, the Company's Audit Committee accepted the resignation of BDO and approved the engagement of Marcum & Kliegman LLP as the Company's independent registered public accountants. In addition, on August 16, 2006, the Audit Committee approved the engagement of Marcum & Kliegman LLP to also act as its independent auditors for the fiscal years ended July 31, 2005 and August 1, 2004. The interim consolidated financial statements for the quarter ended April 30, 2006 were reviewed by Marcum & Kliegman LLP, and the Company's Form 10-Q was filed on September 14, 2006.

     By letter dated June 16, 2006, the Company received written notification from Nasdaq that since the Form 10-Q filed by the Company on June 14, 2006 had not been reviewed by its accountants and did not include the required certifications, the Company was not in compliance with Marketplace Rule 4310(c) (14). Accordingly, the Company was informed that its securities would be delisted from The Nasdaq Stock Market. On June 22, 2006, the Company requested a hearing which was held on August 3, 2006. By letter dated August 16, 2006, the Company received written notification from Nasdaq that the Company's request for continued listing on The Nasdaq Stock Market had been granted, subject to the Company's filing of a complete amended Form 10-Q by September 15, 2006. The Company filed the amended Form 10-Q on September 14, 2006 and received written notification on September 18, 2006 from Nasdaq that since it has demonstrated compliance with all Nasdaq Marketplace Rules, the Nasdaq Listing Qualification Panel has determined to continue the listing of the Company's securities on The Nasdaq Global Market.

     On June 15, 2006, the Company announced a resumption of the stock repurchase program initially announced in October 2002 covering 1,000,000 shares of common stock of the Company and subsequently expanded on May 30, 2003 to cover 2,000,000 shares of common stock. As of July 30, 2006 the Company has acquired an aggregate of approximately 1,898,000 shares of common stock under this program of which 798,567 and 160,232 shares were acquired during fiscal 2006 and 2005 at an aggregate cost of approximately $9,044,000 and $2,728,000, respectively.

2.   Fiscal Year
     -----------
     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of fifty-two weeks, but every five or six years the fiscal year will consist of fifty-three weeks.

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

5.   Concentration of Credit Risk/Trade Accounts Receivable
     ------------------------------------------------------
     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace and medical industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases, irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. As of July 30, 2006 and July 31, 2005, a reserve for doubtful accounts of $283,000 and $130,000, respectively are reflected in the consolidated balance sheets as a deduction from trade accounts receivable. The write off of uncollectible accounts receivable over the years has been immaterial.

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

7.   Property, Plant and Equipment
     -----------------------------
     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of Statement of Financial Accounting Standards ("SFAS") No.13, "Accounting for Leases." Rent holidays and scheduled rent increases under operating leases are recognized on a straight-line basis over the lease term, including the rent holiday period, in accordance with paragraph 2 of Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 (as amended). Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

8.   Goodwill and Other Intangible  Assets
     -------------------------------------
     Goodwill is tested for impairment in accordance with SFAS No. 142 using a fair value approach applied to the Company's one reporting unit. Impairment charges are recognized for amounts where the reporting unit's goodwill exceeds its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year. Any future impairment of goodwill will be charged to operations. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

     The Company obtained a fair market value appraisal of the Company by an independent investment banking firm. Based on this appraisal, the Company has determined that no impairment in the carrying value of goodwill has occurred at July 30, 2006.

     The change in the carrying amount of goodwill for the years ended July 30, 2006 and July 31, 2005, is principally based upon the fair value of assets acquired and liabilities assumed related to the acquisitions of RSS, MSI and ICI (as defined in Note B) in fiscal 2005, as follows (in thousands):

            Balance at August 1, 2004                            $ 35,165
               Goodwill acquired during the period (2)             35,793
               Foreign currency translation adjustment (1)           (155)
               Other adjustments                                       28
                                                                 ---------
            Balance at July 31, 2005                             $ 70,831
               Change in fair value of liabilities assumed
                  in connection with the ICI acquisition (Note B)   2,504
               Foreign currency translation adjustment (1)            277
                                                                 --------
            Balance at July 30, 2006                             $ 73,612
                                                                 ========
     ---------

(1)  Related to the acquisition of EWST in fiscal 2003 (See Note B).
(2)  Related to the  acquisitions  of RSS,  MSI and ICI in fiscal 2005 (See Note
     B).

     Intangibles consist of the following (in thousands):

                                                                    July 30,        July 31,  Estimated
                                                                      2006            2005    useful life
                                                                      ----            ----    -----------
         Trademarks (acquired with MSI and ICI)                       $2,800          $2,800  Indefinite
         Technology (acquired with EWST, MSI and ICI)                 12,421          12,421  10-15 years
         Technology license acquired from Xytrans                      3,556           2,300  (see below)
         Drawings                                                        800             800  15 years
         Patents                                                         568             568  14 years
         Backlog                                                       3,125           3,125  2-5 years
         Non-compete agreement                                            31              31  5 years
         Foreign currency translation adjustment                         156             189
                                                                     -------        -------
                                                                      23,457          22,234
         Accumulated amortization                                      3,468           1,680
                                                                    -------         -------
                                                                    $ 19,989        $ 20,554
                                                                    ========        ========

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

     In January 2005, the Company had made a deposit payment of $1,000,000 in connection with this proposed transaction. The deposit payment was secured by a note receivable, which was cancelled upon execution of the agreement. The agreement provided for an additional payment on execution of $1,000,000, and for certain additional contingent payments, of up to $4,500,000. These contingent payments are subject to achievement of a series of development milestones on a U.S. Government missile program, and /or receipt by the Company of a single contract award using millimeter wave technology valued at a minimum of $6,000,000, amongst other requirements. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned or paid as of July 30, 2006.

     Xytrans achieved several of the development milestones on the missile program discussed above and the Company made additional contingent payments totaling $1,500,000. Additional development costs as a result of a scope change were paid in the net amount of $56,000. A final milestone payment of $178,700 was made in August 2006. No further contingent payments are due under the agreement. At the commencement of sales of products using the millimeter wave technology, the Company will begin to amortize the costs associated with this agreement over the estimated economic life of approximately eight years.

     Amortization expense related to Intangibles for the fifty-two weeks ended July 30, 2006, July 31, 2005 and August 1, 2004, was approximately $1,788,000, $928,000 and $349,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                               2007        1,828
                               2008        1,822
                               2009        1,821
                               2010        1,540
                               2011        1,260

9.   Marketable Securities
     ---------------------
     The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value with net unrealized holding gains or losses, net of income taxes, reported as a separate component of other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in other income.

10.  Other Investments
     -----------------
     The Company is a limited partner in a non-marketable limited partnership in which it owns approximately a 10% interest. The investment is accounted for under the equity method (See Note D).


11.  Revenue and Cost Recognition
     ----------------------------
     The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. It is the policy of the U.S. Government to ensure that (a) its contracts include inspection and other quality requirements, including warranty clauses when appropriate, that are determined necessary to protect the Government's interest; (b) supplies tendered by contractors meet contract requirements; and (c) Government contract quality assurance is conducted before acceptance (except as otherwise provided in the Federal Acquisition Regulations), by or under the direction of Government personnel. The Company, as a U.S. Government contractor, is required to control the quality of its products and to tender to the Government only those products that meet the contract requirements. Accordingly, the Company's Government contracts include provisions that require its products to pass quality inspection prior to acceptance by the Government. Except for contracts that are accounted for using the percentage of completion method of accounting, revenue is not recognized until the products pass quality inspection and generally not until customer acceptance. In the event the Government's acceptance occurs at destination, revenue is recognized at shipment if it can be demonstrated that the delivered products meet all of the specified criteria prior to customer acceptance. Payments received from customers in advance of products delivered are recorded as advance payments on contracts until earned. Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits are recognized on these contracts using the percentage of completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of manufacturing costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

12.  Product Development
     -------------------
     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $9.1, $5.0 and $5.4 million in fiscal 2006, 2005, and 2004, respectively, and are included in cost of products sold. The amounts paid by customers are included in net sales and was approximately $21.2, 5.3 and $5.7 million in fiscal 2006, 2005 and 2004, respectively.

13.  Income Taxes
     ------------
     Income taxes are accounted for by the asset/liability approach in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from temporary differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

14.  Stock-Based Compensation
     ------------------------
     The Company has various fixed stock option plans which are described in Note M that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation cost included in operating expenses in the fifty-two weeks ended July 30, 2006 is approximately $453,000 and includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS
     123) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Operating income and income before taxes for the fiscal year 2006 were reduced by approximately $453,000 while net income was reduced by approximately $322,000 or approximately $0.02 per basic and diluted share.

     Income tax benefits relating to the exercise of stock options during the fifty-two weeks ended July 30, 2006, July 31, 2005 and August 1, 2004 amounted to approximately $703,000, $658,000 and $687,000, respectively. Commencing in fiscal 2006, the income tax benefits are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123(R), the Company presented all income tax benefits related to stock-based compensation as an operating cash inflow.

     As of July 30, 2006, there were 3,490,080 stock options outstanding. The aggregate value of unvested options, as determined using a Black-Scholes option valuation model was approximately $812,000 (net of estimated forfeitures). During the fifty-two weeks ended July 30, 2006, the Company granted 79,000 non-qualified stock options, with a fair value of approximately $568,000. Options for 272,429 shares of common stock were exercised, and 52,021 options were forfeited during the year. New option grants made after July 31, 2005, as well as option grants issued on or prior to that date, have been valued using a Black-Scholes option valuation model.

     In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. As a result of this action, options to purchase approximately 307,000 shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made in lieu of certain discretionary cash bonuses, and to reduce compensation expense that would be recorded in future periods following the Company's adoption of SFAS 123(R). The Board of Directors further believes that the acceleration is consistent with the Company's overall equity compensation approach which includes a reduced use of stock options. The SFAS 123 pro forma stock-based compensation costs of approximately $2,770,000 (net of taxes) for the year ended July 31, 2005 in the table below includes a charge of approximately $540,000 (net of taxes) as a result of the acceleration.

     Prior to adopting SFAS 123(R) on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). Therefore, for the fiscal years 2005 and 2004, no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for Stock-Based

     Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to August 1, 2005:

                                             2005         2004
                                          -----------  -----------

     Net income  -  as reported            $ 10,781     $ 13,673
     Deduct: total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects     (2,770)        (570)
                                          ---------  -----------
     Net income  -  pro forma               $ 8,011     $ 13,103
                                          =========  ===========

     Earnings per share  -  as reported
          Basic                             $0.75        $0.97
          Diluted                            0.72         0.92
     Earnings per share  - pro forma
          Basic                             $0.56        $0.93
          Diluted                            0.54         0.88

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                                   2006         2005         2004
                                                                   ----         ----         ----
              Weighted average fair value of options granted      $ 7.19        $ 4.00       $ 7.87
              Expected life (years)                                 3.53          3.69         4.14
              Expected volatility                                    .44           .44          .48
              Risk-free interest rate                               4.3%          3.8%         2.8%
              Expected dividend yield                               zero          zero         zero

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

15.  Foreign Currency Translation
     ----------------------------
     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Foreign currency translation' component of "Accumulated other comprehensive income" in the accompanying consolidated statements of shareholders' equity. Transaction gains and losses resulting from transactions entered into under contracts in a currency other than the subsidiary's functional currency are accounted for on a transactional basis as a credit or charge to operations.

16.  Derivatives
     -----------
     The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company entered into an interest rate swap in October 2001 with a bank, which it recognized as a cash flow hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

17.  Comprehensive Income
     --------------------
     The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity, which includes net income, unrealized gain (loss) on available-for-sale securities, unrealized gain (loss) on interest rate swap, and foreign currency translation gain (loss), net of related income taxes. Substantially all the amount included in other comprehensive income relates to the effects of foreign exchange translation gains and losses.

18.  New Accounting Pronouncements
     -----------------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning August 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140" ("SFAS 156"). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This new standard will be effective as of the start of the Company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), an amendment of SFAS Nos. 133 and 140. SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This new standard will be effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." This new standard will be effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Management adopted this Interpretation effective July 30, 2006. Adoption of FASB Interpretation No. 47 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company has incorporated SAB 107 in the implementation and adoption of SFAS 123(R).

     In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123(R)"). SFAS 123(R) is effective for publicly traded companies for annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Management adopted this standard on August 1, 2005. See Note A-14 for a discussion of the impact on the consolidated financial position, results of operations and cash flows of the Company upon adoption of SFAS 123(R).

NOTE B - ACQUISITIONS

     The Company entered into an agreement as of March 29, 2004 to acquire certain assets and the business, subject to the assumption of certain liabilities, of Communication Techniques, Inc. for $14,914,000 in cash. The business operates as a wholly-owned subsidiary of the Company, Herley-CTI, Inc. ("CTI"). The results of operations of CTI are included in the consolidated financial statements from March 29, 2004. CTI designs, develops and produces signal generation components and integrated assemblies for digital radio, satellite communications, test and instrumentation and datacom applications. CTI also recently developed a fast frequency changing direct synthesizer which, when combined with the capabilities of Herley-Israel, puts the Company at the forefront of producing broadband microwave sources for radar, communication, electronic warfare and microwave test systems.

     The Company entered into an agreement as of September 1, 2004 to purchase the majority of the assets and assume the majority of the liabilities of Reliable System Services Corporation of Melbourne, Florida for $3,725,000 in cash, plus acquisition costs of approximately $28,000. The results of operations are included in the consolidated financial statements from September 1, 2004. The Company operates the business as a wholly-owned subsidiary under the name Herley-RSS, Inc. ("RSS"). RSS was acquired by the Company in order to capitalize on its synergies with the Company's other product lines, particularly in "over the horizon" command and control (C(2)) systems for drones and targets. RSS designs, develops and produces satellite-based command and control systems for prime defense contractors and entities worldwide. The Company closed the facility in Melbourne, Florida in August 2006, and moved the RSS operations into the Fort Walton Beach facility.

     The Company entered into an agreement as of February 1, 2005 to acquire all of the capital stock of Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida for payments of $21,473,328 in cash, plus acquisition costs accrued of approximately $16,000, and the assumption of certain liabilities. The results of operation of MSI are included in the consolidated financial statements from February 1, 2005. MSI was acquired by the Company in order to capitalize on its synergies with the Company's legacy product lines, consolidate operations, add additional engineers and increase its capabilities in the area of control avionics and target control systems. MSI is a market leader in the design and manufacturing of command and control systems for operation of unmanned aerial, seaborne and ground targets and missiles.

     The Company entered into an agreement as of April 1, 2005 to acquire all of the capital stock of Innovative Concepts, Inc. ("ICI"), McLean, Virginia for cash payments of $24,378,330, the assumption of certain liabilities, and a cash advance of $3,250,000 for the repayment of debt assumed. The results of operations of ICI are included in the consolidated financial statements from April 1, 2005. ICI was acquired by the Company in order to capitalize on its tactical data link technology for exchange of digital information. ICI has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry.

     All of the acquisitions completed by the Company are accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for using the purchase method.

     For the four acquisitions outlined above, the allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

                        Company acquired:                             CTI           RSS            MSI             ICI
                        -----------------
                        Effective Date:                             March 29,    September 1,   February 1,       April 1,
                        --------------                                2004          2004           2005            2005
                                                                      ----          ----           ----            ----
                        Current assets                              $ 2,861          $ 483         $1,534         $8,759
                        Property, plant and equipment                 1,492             72          2,038            681
                        Other assets                                      -              -              1              -
                        Intangible assets                             3,200              -          4,400         10,200
                        Goodwill                                      8,753          3,456         15,148         19,693
                        Current liabilities                          (1,392)          (258)        (2,436)       (12,364)
                                                                     ------          -----         ------         ------
                        Aggregate purchase price                   $ 14,914        $ 3,753       $ 20,685       $ 26,969
                                                                     ======          =====         ======         ======

     The Company adjusted its valuation of the assets acquired and liabilities assumed in the acquisition of ICI in accordance with the provisions of SFAS No. 141 during the second quarter of fiscal 2006. Accordingly, the Company's consolidated financial statements reflect an adjustment of $2,504,000 to the reserve for contract losses relating to a contract in ICI's backlog at the date of acquisition that consisted of an initial production order and four additional options exercisable unilaterally by the customer. Although the customer had not exercised any options as of the date of acquisition, the Company had a contractual obligation to honor the terms and conditions of the contract including the discounted pricing in the contract options, with a high probability of the options being exercised, resulting in the estimated losses under the contract. Two of the options have been exercised to date.

     Goodwill resulting from these acquisitions is based on the excess of the amounts paid over the estimated fair value of the net assets acquired, and is tax deductible.

     Unaudited pro forma financial information for the three acquisitions completed by the Company in fiscal 2005 as if the acquisitions had occurred on August 4, 2003 is as follows (in thousands except per share amounts):

                                                                          2005         2004
                                                                          ----         ----
              Net sales                                                $ 173,223    $ 158,584
              Net income                                                  10,374       13,654
              Net income per common share:
                  Basic                                                   $ 0.72       $ 0.97
                  Diluted                                                 $ 0.69       $ 0.92
              Weighted shares outstanding
                  Basic                                                   14,310       14,105
                  Diluted                                                 14,969       14,896

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                                      July 30,         July 31,
                                                                        2006             2005
                                                                        ----             ----
         Purchased parts and raw materials                           $ 27,191          $ 23,695
         Work in process                                               29,597            34,151
         Finished products                                              3,270             2,296
                                                                      -------           -------
                                                                       60,058            60,142
           Less:
              Allowance for obsolete and slow moving inventory          4,576             4,492
              Unliquidated progress payments                            2,573             4,060
                                                                      -------           -------
                                                                     $ 52,909          $ 51,590
                                                                       ======            ======

NOTE D - OTHER INVESTMENTS

     In July 1994, the Company invested $1,000,000 for a limited partnership interest in M.D. Sass Municipal Finance Partners-I, a Delaware limited partnership. The objectives of the partnership are the preservation and protection of its capital and the earning of income through the purchase of certificates or other documentation that evidence liens for unpaid local taxes on parcels of real property. At July 30, 2006 and July 31, 2005, the percentage of ownership was approximately 10%. The Company's interest in the partnership may be transferred to a substitute limited partner, upon written notice to the managing general partners, only with the unanimous consent of both general partners at their sole discretion. The partnership is in the process of being liquidated and accordingly the Company received partial distributions of approximately $111,000 and $109,000 from the partnership in fiscal 2006 and 2005, respectively. The net annualized pre tax return on investment in the partnership since inception is approximately 9.9%. As of July 30, 2006, the Company's limited partnership interest had a carrying value of approximately $3,200 based on the equity method of accounting.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                               July 30,        July 31,       Estimated
                                                 2006            2005        Useful Life
                                               -------         --------      -----------
Land                                            $ 4,006        $  4,006
Building and building improvements               12,221          12,011      10-40 years
Machinery and equipment                          51,827          46,402       5-8  years
Furniture and fixtures                            3,199           2,962       5-10 years
Automobiles                                          18              18        3   years
Leasehold improvements                            2,988           2,649       5-10 years
                                             --------------  -------------
                                                 74,259          68,048
Less accumulated depreciation                    43,781          38,587
                                             --------------  -------------
                                                $30,478        $ 29,461
                                             ==============  =============

     Depreciation charges totaled approximately $5,208,000, $4,655,000 and $3,796,000 in fiscal 2006, 2005 and 2004, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for the fifty-two weeks ended July 30, 2006, July 31, 2005 and August 1, 2004, was approximately $3,960,000, $2,834,000 and $1,749,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

                                                           Amount
                                                           ------
                    Year ending fiscal 2007               $ 3,244
                                       2008                 3,197
                                       2009                 2,775
                                       2010                 2,129
                                       2011                 2,164
                                     Future                 2,233
                                                            -----
                                                         $ 15,742
                                                           ======

     Employment and Severance Agreements
     -----------------------------------

     The Company has employment agreements with the Chairman/Chief Executive Officer and former Chairman of the Company which expire December 31, 2011, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9,
     2003). The agreements provide for aggregate annual salaries as of July 31, 2006 of $1,542,300 and provide for a semi-annual cost of living adjustment based on the consumer price index. The agreements also provide for incentive compensation at 7% in the aggregate of pretax income of the Company. Incentive compensation in the amount of $1,114,000, $1,138,000 and $2,214,000 was charged to expense in fiscal years 2006, 2005 and 2004, respectively. The agreement with the Company's former Chairman was terminated as discussed below.

     The agreements also provide that, in the event there is a change in control of the Company, as defined, the executives have the option to terminate the agreements and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 31, 2006, the amount payable in the event of such termination would be approximately $17,243,000. The agreements also provide for consulting periods, one for five and one for ten years, at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy, the Company entered into an agreement with Lee N. Blatt, former Chairman of the Company, to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003 (see Note A.1).

     In addition, certain executive officers of the Company have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of July 30, 2006 of $590,000.

     An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

     Several officers and key employees of the Company have severance agreements providing for an aggregate lump-sum payment of approximately $3,320,000 through September 30, 2008 in the event of a change in control of the Company as defined in the agreements. Several other employees have severance agreements, in the event of termination of employment except for cause, expiring at various dates from December 2006 through February 2008, providing for an aggregate payment as of July 30, 2006 of $1,910,000.

     Litigation
     ----------

     As previously reported, there has been a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads. The contracts aggregate approximately $3.9 million in total revenue.

     On June 6, 2006, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The indictment alleges 29 counts of violations of the wire fraud statute (18 U.S.C. Section 1343), 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516), 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031), 3 counts of violating the false statements to the government statute (18 U.S.C. Section 1001) and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In July 2006, the Company and its directors were also served with a derivative complaint for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     In accordance with SFAS No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Litigation is inherently unpredictable and due to the uncertainty of the outcome of the matters discussed above, the Company has concluded that it is currently not probable that a loss has been incurred. Accordingly, no accrual has been recorded in the accompanying consolidated financial statements. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period.

     In connection with the Robinson Laboratories, Inc. ("RLI") litigation settled in 2005, by Order Dated February 17, 2005, the Company was awarded $2.1 million for attorneys' fees. The judgment has not been paid by RLI and the receivable for this award has not been recorded in the Company's consolidated financial statements because RLI has no assets.

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

     Stand-by Letters of Credit
     --------------------------

     The Company maintains a letter of credit facility in connection with the revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires March 31, 2008. At July 30, 2006, stand-by letters of credit aggregating approximately $10,285,000 were outstanding under this facility (See Note
     H).

NOTE G - INCOME TAXES

     Income tax expense consisted of the following (in thousands):

                                    52 weeks ended
                          -------------------------------------
                            July 30,    July 31,   August 1,
                              2006       2005       2004
                              ----       ----       ----
Current
           Federal        $    3,036 $    2,772 $     5,514
           State                 350        344         549
           Foreign               375         30         431
                            ---------   --------  ----------
                               3,761      3,146       6,494
Deferred
           Federal               225        992        (372)
           State                  24         94         (44)
           Foreign               (31)        13           5
                            ---------   --------  ----------
                                 218      1,099        (411)
                            ---------   --------  ----------
                          $    3,979 $    4,245 $     6,083
                            =========   ========  ==========

     The Company paid income taxes of approximately $3,407,000, $546,000, and $5,496,000 in fiscal 2006, 2005, and 2004, respectively. The following is a reconciliation of the U. S. statutory income tax rate and the effective tax rate on pretax income:

                                                52 weeks ended
                                        -----------------------------
                                         July 30,  July 31,  August 1,
                                           2006      2005      2004
                                           ----      ----      ----
Statutory income tax rate                  35.0%     35.0%    35.0%
State income taxes, net of
   Federal income tax benefit               1.8       1.9      1.7
Benefit of extra territorial income        (1.4)     (1.1)    (1.4)
Non-deductible expenses                     0.9       0.7      0.6
Benefit of foreign and
   foreign-source income                   (4.5)     (1.0)    (3.9)
Research and development credits           (1.3)     (5.7)    (1.0)
Tax exempt interest                        (1.2)     (1.3)      -
Manufacturing deduction                    (0.6)       -        -
Other, net                                 (0.9)     (0.2)    (0.2)
                                       --------- --------- ---------
   Effective tax rate                      27.8%     28.3%    30.8%
                                       ========= ========= =========

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently. The U.S. research and development credit expired on December 31, 2005 and has not been extended by Congress. The credit taken in fiscal 2006 is based on qualified research expenditures through December 31, 2005.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                        July 30, 2006                  July 31, 2005
                                   ------------------------      -----------------------
                                   Deferred      Deferred        Deferred      Deferred
                                     Tax            Tax             Tax           Tax
                                    Assets      Liabilities       Assets      Liabilities
                                   -----------  -----------       -----       -----------
Intangibles                       $   -         $ 4,393          $   -        $  3,060
Accrued vacation pay                  562           -                396           -
Accrued bonus                         201           -                318           -
Warranty costs                        476           -                279           -
Inventory                           1,668           -              1,348           -
Depreciation                          -           3,023              -           3,194
Contract losses                        95           -                 69           -
Net operating loss
   carry-forwards                     628           -                230           -
Other                                 115           -                146           -
                               -------------  ------------    ------------  ------------
                                  $ 3,745       $ 7,416          $ 2,786       $ 6,254
                               =============  ============    ============  ============

     As of July 30, 2006, the Company has available net operating loss carry-forwards for state income tax purposes of approximately $5,917,000 with expiration dates from 2022 through 2026.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                             July 30,       July 31,
                                             Rate             2006           2005
                                       ---------------        ----           ----
Revolving loan facility (a)            6.75% and 7.20%       $ -             $  -
Mortgage note (b)                      7.43%                  2,330           2,431
Industrial Revenue Bonds (c)           4.07%                  2,590           2,700
Note payable (d)                       6.75%                  1,626             -
Note for acquired business (e)         1.80%                    -               586
Other                                                            32              80
                                                          ----------   -------------
                                                              6,578           5,797
Less current portion                                            630             797
                                                          ----------   -------------
                                                             $5,948          $5,000
                                                          ==========   =============

(a) In June 2002, the Company entered into a new $50 million Revolving Credit Loan Agreement, which includes provision for the issuance of stand-by letters of credit, with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). The Company may elect to borrow up to a maximum of $5 million with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45 million with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate was 5.25% and 5.40%, respectively, at July 30, 2006. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. There are no borrowings under the line at July 30, 2006 and July 31, 2005.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all such financial covenants at July 30, 2006.

(b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359 including interest at a fixed rate of 7.43%, and is based upon a twenty-year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,764,000.

     The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all such financial covenants at July 30, 2006. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets at July 30, 2006 and July 31, 2005, and are being amortized over the term of the loan (10 years).

(c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal Index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at July 30, 2006 was 3.71%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster, Pennsylvania, and for manufacturing equipment.

     The Bonds are secured by a letter of credit expiring October 18, 2011 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage is approximately $1,697,000 at July 30, 2006.

(d) In June 2006, the Company entered into a loan agreement with DeLage Landen Financial Services, Inc. through Microsoft Capital Corporation for the principal sum of $1,626,501. The note is payable in thirty-six monthly payments of approximately $45,181 including imputed interest at 6.75% per annum. Proceeds of the loan were used to license certain software and related maintenance fees from Microsoft Corporation.

(e) In connection with the acquisition of EWST as of September 1, 2002, the Company issued a note for 1,000,000 Pounds Sterling, including interest at 1.8%, payable in annual installments of 333,334 Pounds Sterling beginning October 1, 2003. The note was paid in full on October 1, 2005.

The Company paid interest in 2006, 2005 and 2004 of approximately $291,000, $304,000 and $314,000, respectively.

Future payments required on long-term debt are as follows (in thousands):

                          Fiscal year ending during:  Amount
                                     2007                 $ 630
                                     2008                   779
                                     2009                 2,772
                                     2010                   265
                                     2011                   135
                                    Future                1,997
                                                          -----
                                                        $ 6,578
                                                          =====

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following (in thousands):

                                              July 30,    July 31,
                                                2006        2005

Accounts payable                            $   10,039  $   13,756
Accrued payroll, bonuses and related costs       5,563       5,010
Accrued commissions                              1,525       1,643
Accrued royalties                                   46          37
Accrued legal and accounting fees                  639         533
Accrued rent expense                             1,448         996
Unearned income                                     38          56
Other accrued expenses                           2,205       1,647
                                              ---------   ---------
                                            $   21,503  $   23,678
                                              =========   =========


NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code. This Plan, as amended and restated, allows employees to contribute between 2% and 30% of their salaries to the Plan. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $1,773,000 (including approximately $727,000 related to the acquisitions of MSI, ICI and RSS), $1,038,000 (including approximately $268,000 related to the acquisitions of MSI, ICI and RSS), and $618,000 under the Plan for the fifty-two weeks ended July 30, 2006, July 31, 2005 and August 1, 2004, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for 2006, 2005 and 2004 were approximately $55,900, $60,600 and $72,000, respectively.

     The Company's Israeli subsidiary provides for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is carried in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets and was $1,265,000 and $1,042,000 at July 30, 2006 and July 31, 2005, respectively.
     The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $223,000, $110,000 and $313,000 for fiscal years 2006, 2005 and 2004, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy, the Company entered into an agreement with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003 (See Note A.1).

     In connection with the move of the Amityville facilities of General Microwave Corporation in fiscal 1999, the Company entered into a 10 year lease agreement with a partnership owned by the children of certain officers of the Company. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, the Company entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually.

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The following table shows the components used in the calculation of basic earnings per share and earnings per share assuming dilution (in thousands except per share data):

                                                           Fifty-two weeks ended
                                                  --------------------------------------------
                                                     July 30,       July 31,        August 1,
                                                       2006           2005            2004
                                                  -------------  -------------   -------------
     Numerator:
Net Income                                             $10,354        $10,781         $13,673
                                                  =============  =============   =============

     Denominator:
Basic weighted-average shares                           14,463         14,310          14,105
Effect of dilutive securities:
     Employee stock options                                634            659             791
                                                  -------------  -------------   -------------
Diluted weighted-average shares                         15,097         14,969          14,896
                                                  =============  =============   =============

Stock options not included in computation                1,722            807               4
                                                  =============  =============   =============

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of July 30, 2006, expire at various dates through February 4, 2015.

NOTE M - SHAREHOLDERS' EQUITY

     The authorized shares of Common Stock of the Company are 20,000,000 shares.

     Summary of Stock Option Plans

     In August 2006, the Board of Directors ratified and approved the 2006 New Employee Stock Option Plan which covers 250,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 33,000 shares were granted under the plan during the fiscal year ended July 30, 2006. Options for 217,000 shares of common stock are available for grant under the plan as of July 30, 2006.

     In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 16,300 and 993,500 shares were granted under the plan during the fiscal years ended July 30, 2006 and July 31, 2005, respectively. No options were granted under this plan during fiscal year ended August 1, 2004. Options for 1,700 shares of common stock are available for grant under the plan as of July 30, 2006.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 18,000 and 53,000 shares were granted under the plan during the fiscal years ended July 30, 2006 and July 31, 2005, respectively. No options were granted under this plan during fiscal year ended August 1, 2004. Options for 4,250 shares of common stock are available for grant under the plan as of July 30, 2006.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 9,000, 29,500 and 40,000 shares were granted under this plan during the fiscal years ended July 30, 2006, July 31, 2005 and August 1, 2004, respectively. Options for 21,529 shares of common stock are available for grant under the plan as of July 30, 2006.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 2,700, 5,000 and 7,500 shares were granted under this plan during the fiscal years ended July 30, 2006, July 31, 2005 and August 1, 2004, respectively. There are no options available for grant under the plan.

     A summary of stock option activity under all plans for the fifty-two weeks ended July 30, 2006, July 31, 2005 and August 1, 2004 is as follows:

Non-Qualified Stock Options                                                       Weighted     Aggregate
                                                                                  Average      Intrinsic
                                               Number         Price Range         Exercise      Value (1)
                                             of shares         per share           Price      (in thousands)
                                             ---------         ---------           -----      --------------
Outstanding August 3, 2003                    3,298,227  $   4.06  -  19.52        $ 12.33
Granted                                          53,500     17.32  -  20.45        $ 19.38
Exercised                                      (253,598)     4.06  -  19.52        $ 9.88
Cancelled                                       (77,200)     8.38  -  17.67        $ 11.91
                                         ---------------    ---------------- ---------------
Outstanding August 1, 2004                    3,020,929  $   4.06  -  19.52        $ 12.33
Granted                                       1,081,000     17.98  -  19.94        $ 18.29
Exercised                                      (329,349)    16.54  -  20.60        $ 18.55
Cancelled                                       (37,050)     8.38  -  19.83        $ 17.08
                                         ---------------    ---------------- ---------------
Outstanding July 31, 2005                     3,735,530  $   4.06  -  20.45        $ 14.41
Granted                                          79,000     16.61  -  21.18        $ 19.11
Exercised                                      (272,429)     4.31  -  19.83        $ 11.73
Cancelled                                       (52,021)    17.98  -  20.45        $ 19.64
                                         ---------------    ---------------- ---------------
Outstanding July 30, 2006                     3,490,080  $   4.06  -  21.18        $ 14.65         $1,802
                                         ===============                                      =============
Exercisable July 30, 2006                     3,275,880                            $ 14.41         $1,802
                                         ===============                                      =============
Vested and expected to vest July 30, 2006     3,456,375                            $ 14.62         $1,802
                                         ===============                                      =============

(1) There are 2,143,900 vested options with exercise prices greater than the closing stock price of $10.87 as of July 30, 2006.

     Options outstanding and exercisable by price range as of July 30, 2006, with expiration dates ranging from January 3, 2007 to May 2, 2015 are as follows:

                                             Average            Weighted                            Weighted
     Range of Exercise        Number        Remaining            Average           Number            Average
           Prices          Outstanding    Contractual Life     Exercise Price    Exercisable     Exercise Price
     -----------------     -----------    ----------------     --------------    -----------     --------------
     $   4.06 - 10.46        1,124,980        3.64                 $  9.27        1,124,980            $  9.27
        10.50 - 17.50          680,100        4.68                 $ 13.35          663,100            $ 13.25
        17.98 - 17.98          844,000        6.15                 $ 17.98          708,800            $ 17.98
        18.57 - 19.66          714,500        5.00                 $ 19.49          677,000            $ 19.51
        19.83 - 21.18          126,500        4.04                 $ 19.98          102,000            $ 19.84
                        ---------------                      --------------   --------------   ----------------
     $ 4.06  -  21.18        3,490,080        4.74                 $ 14.65        3,275,880            $ 14.41
                        ===============                                       ==============

     In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. See Note A-14 of Notes to Consolidated Financial Statements.

NOTE N - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, EXPORT SALES AND GEOGRAPHIC INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman/Chief Executive Officer and the President. The Company's Chairman/Chief Executive Officer and President evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. The Chairman/Chief Executive Officer and President also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave radio frequency (RF) and millimeter wave components and subsystems for defense and commercial customers worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2006, 2005 and 2004 were as follows: defense electronics, $159,717,000, $138,071,000 and $113,172,000, respectively; and
     commercial   technologies,   $16,551,000,   $13,344,000,   and  $8,982,000,
     respectively. Defense electronics revenues in fiscal 2006 include revenues of $43,386,000 attributable to the acquisitions of RSS, MSI and ICI during fiscal 2005, compared to revenues of $25,769,000 in fiscal 2005. Also in fiscal 2006, defense electronics includes revenues of $6,660,000, and commercial technologies includes revenue of $8,798,000 attributable to the CTI acquisition in fiscal 2004. In fiscal 2005, defense electronics includes revenues of $6,660,000, and commercial technologies includes revenue of $8,633,000 attributable to the CTI acquisition (See Note B).

     Net sales directly to the U.S. Government in fiscal 2006, 2005 and 2004 accounted for approximately 22%, 25% and 17% of net sales, respectively. Approximately 67% of our net sales for fiscal 2006 and 65% of our net sales for fiscal 2005 were made to United States government agencies and their contractors and subcontractors for defense programs. Northrop Grumman accounted for approximately 11% of net sales in fiscal 2005. No other customer accounted for shipments of 10% or more of consolidated net sales during the periods presented. Foreign sales amounted to approximately $41,817,000 (24%), $40,460,000 (27%) and $39,716,000 (33%) in fiscal 2006,
     2005 and 2004, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                                 2006             2005              2004
                                                 ----             ----              ----
                United States               $ 155,057         $ 131,326        $ 100,746
                Israel                         14,048            12,738           12,305
                England                         7,163             7,351            9,103
                                            ---------         ---------        ---------
                                            $ 176,268         $ 151,415        $ 122,154
                                              =======           =======          =======

Net property, plant and equipment by geographic area was as follows (in thousands):

                                                 2006             2005
                                                 ----             ----
                United States                $ 25,243          $ 24,318
                Israel                          4,654             4,376
                England                           581               767
                                             --------          --------
                                             $ 30,478          $ 29,461
                                               ======            ======

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $30,000 as of July 30, 2006. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended July 30, 2006 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximated its fair value.

          Long-term debt: The fair value of the mortgage note and industrial revenue bonds (including the related interest rate swap) was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                                     July 30, 2006
                                       ---------------------------------------
                                         Carrying Amount           Fair Value
                                       --------------------    ---------------
Cash and cash equivalents                $      22,303         $    22,303
Long-term debt                                   5,948              6,029

NOTE Q - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fifty-two weeks ended July 30, 2006 and July 31, 2005 (in thousands, except for per share data).

2006                                      October 30,          January 29,         April 30,       July 30,
                                             2005                 2006               2006            2006
                                          -----------         -----------          ---------      ----------
Net sales                              $         41,938             45,839            45,689         42,802
Gross profit                                     14,125             13,488            10,953          9,781

Net income                             $          3,975              3,964             1,702            713
                                                  =====              =====             =====            ===
Earnings per common share - Basic      $           0.28               0.27              0.12           0.05
                                                   ====               ====              ====           ====
Basic weighted average shares                    14,446             14,474            14,569         14,363
                                                 ======             ======            ======         ======
Earnings per common share - Diluted    $           0.26               0.26              0.11           0.05
                                                   ====               ====              ====           ====
Diluted weighted average shares                  15,240             15,091            15,398         14,828
                                                 ======             ======            ======         ======

2005                                       October 31,         January 30,          May 1,         July 31,
                                              2004                2005               2005            2005
                                          -----------          -----------         ---------      ----------
Net sales                              $         33,590             33,754            41,266         42,805
Gross profit                                     10,806              9,349            13,421         11,398

Net income                             $          3,553              2,077             3,627          1,524
                                                  =====              =====             =====          =====
Earnings per common share - Basic      $           0.25               0.14              0.25           0.11
                                                   ====               ====              ====           ====
Basic weighted average shares                    14,252             14,335            14,313         14,340
                                                 ======             ======            ======         ======
Earnings per common share - Diluted    $           0.24               0.14              0.24           0.10
                                                   ====               ====              ====           ====
Diluted weighted average shares                  14,936             15,044            14,936         14,952
                                                 ======             ======            ======         ======

     The gross profit margin in the third quarter of 2006 was 24.0%. Contributing to the reduction versus previous quarters were (a) development cost overruns on certain contracts in excess of billings to customers, (b) startup production costs on certain programs, (c) the cumulative effects of changes in contract costs estimates on certain programs accounted for under the percentage completion method of accounting and (d) engineering development costs in connection with the Xytrans license agreement.

     During the fourth quarter of 2006 the gross profit margin was 22.9%. The margin was impacted by (a) high development costs on certain key programs,
     (b) startup production costs on certain programs, (c) an increase in lower margin cost reimbursable contracts at one of our facilities and (d) billable costs under a cost reimbursable contract that provided no margin.

     The third and fourth quarters of fiscal 2005 includes revenue attributable to the acquisitions of MSI of $5,294,000 and $2,824,000, respectively, and ICI of $3,401,000 and $8,389,000, respectively.

     The gross margin percentage in the fourth quarter of 2005 was negatively impacted due to revisions in total cost estimates on certain long term contracts at our EWST subsidiary which resulted in negative gross profit. In addition, the gross profit margin also varies from quarter to quarter due to changes in product mix.

     Included in the results of the third quarter of fiscal 2005 is an accrual of $260,000, which was paid in the fourth quarter of 2005 in connection with the Robinson Labs litigation.

                                   **********