Form 10-Q
period 2006-10-29
HERLEY INDUSTRIES INC /NEW
filed 2006-12-08
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:   October 29, 2006
                                  ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                    ----------------------------------------
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

As of December 4, 2006 - 13,863,949 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements:

           Condensed Consolidated Balance Sheets -
             October 29, 2006 (Unaudited) and July 30, 2006 (Audited)                               2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen weeks ended October 29, 2006
               and October 30, 2005                                                                 3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the thirteen weeks ended October 29, 2006                                          4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             thirteen weeks ended October 29, 2006
               and October 30, 2005                                                                 5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         12

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              16

Item 4 -   Controls and Procedures                                                                 16

PART II - OTHER   INFORMATION

Item 1 -   Legal Proceedings                                                                       16

Item 6 -   Exhibits                                                                                17

Signatures                                                                                         18

Part I - Financial Information
Item 1 - Financial Statements

                          HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)

                                                                   October 29,      July 30,
                                                                      2006            2006
                                                                 ---------------  -----------
                                                                   (Unaudited)      (Audited)
                 ASSETS
Current Assets:
     Cash and cash equivalents                                   $       21,482   $    22,303
     Trade accounts receivable                                           30,930        30,600
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts and claims                  13,258        13,926
     Other receivables                                                    1,204           769
     Inventories, net                                                    52,172        52,909
     Deferred income taxes and other                                      5,963         4,932
                                                                 ---------------  -----------
                        Total Current Assets                            125,009       125,439
Property, Plant and Equipment, net                                       30,184        30,478
Goodwill                                                                 73,612        73,612
Intangibles, net of accumulated amortization of $3,915
     at October 29, 2006 and $3,468 at July 30, 2006                     19,721        19,989
Other Assets                                                              2,037         1,932
                                                                 ---------------  -----------
                                                                 $      250,563   $   251,450
                                                                 ===============  ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                           $        1,278   $       630
     Current portion of employment settlement agreement -
       (net of imputed interest of $342) (Note 2)                           816         -
     Accounts payable and accrued expenses                               19,809        21,503
     Billings in excess of costs incurred and
         income recognized on uncompleted contracts                         589           555
     Income taxes payable                                                 4,072         3,395
     Accrual for contract losses                                          2,794         2,959
     Accrual for warranty costs                                           1,068           986
     Advance payments on contracts                                        3,584         3,323
                                                                 ---------------  -----------
                        Total Current Liabilities                        34,010        33,351
Long-term Debt                                                            6,909         5,948
Long-term Portion of Employment Settlement Agreement -
   (net of imputed interest of $728) (Note 2)                             4,920         -
Other Long-term Liabilities                                               1,390         1,265
Deferred Income Taxes                                                     5,605         7,416
                                                                 ---------------  -----------
                                                                         52,834        47,980
                                                                 ---------------  -----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized
       20,000,000 shares; issued 14,660,716
        and outstanding 13,862,149                                        1,466         1,466
     Additional paid-in capital                                         113,730       113,418
     Retained earnings                                                   90,275        96,286
     Treasury stock, 798,567 common shares at cost                       (9,044)       (9,044)
     Accumulated other comprehensive income                               1,302         1,344
                                                                 ---------------  -----------
                        Total Shareholders' Equity                      197,729       203,470
                                                                 ---------------  -----------
                                                                 $      250,563   $   251,450
                                                                 ===============  ============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands except per share data)

                                                        Thirteen weeks ended
                                                    October 29,      October 30,
                                                       2006             2005
                                                    ------------     ------------
Net sales                                         $      40,116    $      41,938
                                                    ------------     ------------

Cost and expenses:
      Cost of products sold                              29,831           27,813
      Selling and administrative expenses                 9,022            8,587
      Employment contract settlement costs (Note 2)       8,914           -
                                                    ------------     ------------
                                                         47,767           36,400
                                                    ------------     ------------

      (Loss) income from operations                      (7,651)           5,538
                                                    ------------     ------------

Other income (expense), net:
      Investment income                                     216              110
      Interest expense                                     (143)             (83)
      Foreign exchange gain                                  17              113
                                                    ------------     ------------
                                                             90              140
                                                    ------------     ------------

      (Loss) income before income taxes                  (7,561)           5,678
(Benefit) provision for income taxes                     (1,550)           1,703
                                                    ------------     ------------

      Net (loss) income                           $      (6,011)   $       3,975
                                                    ============     ============

(Loss) earnings per common share - Basic          $    (.43)       $     .28
                                                    ============     ============

      Basic weighted average shares                   13,862           14,446
                                                    ============     ============

(Loss) earnings per common share - Diluted        $    (.43)       $     .26
                                                    ============     ============

      Diluted weighted average shares                 13,862           15,240
                                                    ============     ============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      Thirteen weeks ended October 29, 2006
                        (In thousands except share data)

                                                                                                   Accumulated
                                        Common Stock       Additional                               Other
                                        ------------         Paid-in      Retained    Treasury    Comprehensive
                                    Shares        Amount     Capital      Earnings     Stock         Income          Total
                                  ------------    -------    ---------    ---------   ---------   --------------   ----------

Balance at July 30, 2006           14,660,716   $  1,466   $  113,418   $   96,286  $   (9,044) $         1,344  $   203,470

Stock option compensation                                         116                                                    116
Stock option modification (Note 2)                                196                                                    196
                                  ------------    -------    ---------    ---------   ---------   --------------   ----------
     Subtotal                      14,660,716      1,466      113,730       96,286      (9,044)           1,344      203,782
                                                                                                                   ----------

Net (loss)                                                                  (6,011)                                   (6,011)
Other comprehensive (loss), net of tax:
   Unrealized loss on interest rate swap                                                                    (21)         (21)
   Foreign currency translation loss                                                                        (21)         (21)
                                                                                                                   ----------
Comprehensive loss                                                                                                    (6,053)

                                  ------------    -------    ---------    ---------   ---------   --------------   ----------
Balance at October 29, 2006        14,660,716   $  1,466   $  113,730   $   90,275  $   (9,044) $         1,302  $   197,729
                                  ============    =======    =========    =========   =========   ==============   ==========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             Thirteen weeks ended
                                                                             --------------------
                                                                         October 29,         October 30,
                                                                            2006                2005
                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net (loss) income                                              $         (6,011)  $          3,975
                                                                       ---------------    ---------------
      Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
           Depreciation and amortization                                        1,751              1,730
           Stock-based compensation expense                                       116                 78
           Excess tax benefit from exercise of stock options                      -                 (216)
           Employment contract settlement costs (includes $196 of
                stock option modification costs)                                5,914                -
           Deferred tax assets and liabilities                                 (2,301)               (30)
           Foreign exchange gain                                                  (27)               (31)
           Inventory valuation reserve charges                                    287                331
           Changes in operating assets and liabilities:
                Trade accounts receivable                                        (330)              (437)
                Costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts and claims                               668             (1,357)
                Other receivables                                                (435)               114
                Inventories                                                       450             (2,844)
                Other current assets                                             (649)              (139)
                Accounts payable and accrued expenses                          (1,695)              (489)
                Billings in excess of costs incurred and
                  income recognized on uncompleted contracts                       34                218
                Income taxes payable                                              677              1,681
                Accrual for contract losses                                      (165)              (210)
                Advance payments on contracts                                     261                145
                Other, net                                                        250                123
                                                                       ---------------    ---------------
                     Total adjustments                                          4,806             (1,333)
                                                                       ---------------    ---------------

           Net cash (used in) provided by operating activities                 (1,205)             2,642
                                                                       ---------------    ---------------

Cash flows from investing activities:
      Acquisition of technology license                                          (179)              (375)
      Capital expenditures                                                     (1,016)            (1,820)
                                                                       ---------------    ---------------
           Net cash used in investing activities                               (1,195)            (2,195)
                                                                       ---------------    ---------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                      4,500              4,000
      Borrowings - other                                                        1,746                  -
      Proceeds from exercise of stock options                                       -                898
      Payments of long-term debt                                                 (167)              (727)
      Payments under bank line of credit                                       (4,500)            (4,000)
      Excess tax benefit from exercises of stock options                            -                216
                                                                       ---------------    ---------------
           Net cash provided by financing activities                            1,579                387
                                                                       ---------------    ---------------

           Net (decrease) increase in cash and cash equivalents                  (821)               834
Cash and cash equivalents at beginning of period                               22,303             20,331
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                           $         21,482   $         21,165
                                                                       ===============    ===============

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


1.   Principles of Consolidation and Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of Herley Industries, Inc. and its wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, except for the recording of the employment contract settlement costs discussed in Note 2) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2006 Annual Report on Form 10-K for the fiscal year ended July 30, 2006, as filed with the Securities and Exchange Commission ("SEC"). The consolidated balance sheet at July 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

     In connection with the legal matter discussed in Note 7 "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

     The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro
     Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

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

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling approximately $9,462,000; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Promissory Note"). The note has been discounted at 6.75% and recorded at approximately $5,373,000 including accrued interest of $19,000 ($759,000 is included in "Current portion of employment settlement agreement" net of imputed interest of $342,000; and $4,614,000 is included in "Long-term Portion of Employment Settlement Agreement" net of imputed interest of $728,000). In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement (the current portion of which is estimated at $57,000 and is included in "Current portion of employment settlement agreement;" and the long-term portion of which is estimated at $306,000 and is included in "Long-term Portion of Employment Settlement Agreement"). The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

     Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Promissory Note of approximately $5,354,000 and medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 using the Black-Scholes option valuation model, have been recorded in the Company's condensed consolidated financial statements in the quarter ended October 29, 2006.

3.   Inventories

     The major components of inventories are as follows (in thousands):

                                                                   October 29, 2006              July 30, 2006
                                                                   ----------------              -------------
              Purchased parts and raw materials                         $ 27,184                  $ 27,191
              Work in process                                             29,994                    29,597
              Finished products                                            2,580                     3,270
                                                                         -------                   -------
                                                                          59,758                    60,058
              Less:
                 Allowance for obsolete and slow moving inventory          4,564                     4,576
                 Unliquidated progress payments                            3,022                     2,573
                                                                         -------                   -------
                                                                        $ 52,172                  $ 52,909
                                                                          ======                    ======

4.   Income taxes

     The net deferred income tax asset balance at October 29, 2006 was approximately $5.9 million, an increase of approximately $2.2 million from July 30, 2006. The increase is due to the tax effect on the timing of the deductions for future payments of approximately $5,354,000 under a promissory note and approximately $364,000 for estimated medical and life insurance benefits due under the employment contract settlement discussed in Note 2.

     The lower effective tax rate in the thirteen weeks ended October 29, 2006 is due primarily to the employment contract settlement costs which significantly affects domestic profitability. As a result of lower domestic earnings, foreign earnings are a greater percentage of total earnings which are taxed at lower rates than the U.S. income tax rates, thereby reducing the overall effective tax rate. The research and development tax credit expired as of December 31, 2005. As this credit has not yet been extended by Congress, no benefit is reflected in the effective tax rate for the thirteen weeks ended October 29, 2006.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks ended October 29, 2006 and October 30, 2005 (in thousands):

                                                       Thirteen weeks ended
                                                       ---------------------
                                                    October 29,     October 30,
                                                       2006             2005
                                                       ----             ----
     Balance at beginning of period               $       986      $        799
     Provision for warranty obligations                   266               141
     Warranty costs charged to the reserve               (184)             (164)
                                                    ----------        ---------
     Balance at end of period                     $     1,068      $        776
                                                    ==========        =========

6.   Long Term Debt

     In connection with the installation of Microsoft Dynamics AX enterprise software, the Company entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company has borrowed an aggregate of $1,400,000 as of October 29, 2006 with monthly payments totaling approximately $42,750.

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

8.   Comprehensive (Loss) Income, net of income taxes

     Comprehensive (loss) income for the periods presented is as follows (in thousands):

                                                     Thirteen weeks ended
                                                     --------------------
                                                    October 29,   October 30,
                                                       2006          2005
                                                       ----          ----
     Net (loss) income                           $      (6,011) $      3,975
     Unrealized (loss) gain on interest rate swap          (21)           12
     Foreign currency translation (loss) gain              (21)           28
                                                   -----------    -----------
            Comprehensive (loss) income          $      (6,053) $      4,015
                                                   ===========    ===========

     The foreign currency translation (loss) gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                                 October 29, 2006        July 30, 2006
                                                                 ----------------        -------------
           Unrealized loss on interest rate swap                    $    (43)             $     (22)
           Foreign currency translation gain                           1,345                  1,366
                                                                       -----                  -----
                Accumulated other comprehensive income              $  1,302              $   1,344
                                                                       =====                  =====

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's July 30, 2006 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors. As of October 29, 2006, there were 3,490,080 stock options outstanding. No stock options were issued during the quarter ended October 29, 2006. The aggregate value of unvested options as of October 29, 2006, as determined using a Black-Scholes option valuation model was approximately $700,000 (net of estimated forfeitures).

10.  (Loss) Earnings Per Share ("EPS")

     The following  table shows the components  used in the calculation of basic
     (loss) earnings per share and (loss) earnings per share assuming dilution (in thousands):

                                                          Thirteen weeks ended
                                                     October 29,        October 30,
                                                        2006               2005
                                                   ----------------  ------------------
Numerator:
      Net (Loss) Income                                    ($6,011)             $3,975
                                                            ======               =====
Denominator:
      Basic weighted-average shares                         13,862              14,446
      Effect of dilutive securities:
           Employee stock options                             -                    794
                                                   ----------------  ------------------
           Diluted weighted-average shares                  13,862              15,240
                                                   ================  ==================

      Stock options not included in computation              3,490                 969
                                                   ================  ==================

Exercise price range per share                      $4.06 - $21.18     $17.98 - $20.45

     The number of stock options not included in the computation of diluted EPS for the thirteen weeks ended October 30, 2005 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. No employee stock options were considered in the computation of diluted net loss per share for the thirteen weeks ended October 29, 2006 as their effect is anti-dilutive. The options which were outstanding as of October 29, 2006 and excluded from the computation in the table above expire at various dates through May 2, 2015.

11.  Geographic Information

     Net sales to the U.S. Government in the thirteen weeks ended October 29, 2006 and October 30, 2005 accounted for approximately 21% and 24% of net sales, respectively. Northrop Grumman accounted for approximately 11% of net sales in 2005. No other customer accounted for 10% or more of net sales during the periods presented.

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the first quarter, based on place of contract performance, were as follows (in thousands):

                              Thirteen weeks ended
                              --------------------
                          October 29,      October 30,
                              2006            2005
                              ----            ----
     United States          $ 33,585        $ 37,776
     Israel                    4,375           3,111
     England                   2,156           1,051
                          -------------   -------------
                            $ 40,116        $ 41,938
                          =============   =============

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                     October 29, 2006    October 30, 2005
                                     ----------------    ----------------
     United States                       $ 24,946           $ 24,711
     Israel                                 4,707              4,617
     England                                  531                695
                                         --------           --------
                                         $ 30,184           $ 30,023
                                         ========           ========

12. Supplemental cash flow information is as follows (in thousands):

                                                                        Thirteen weeks ended
                                                                        --------------------
                                                               October 29, 2006      October 30, 2005
                                                               ----------------      ----------------
            Net cash paid during the period for:
                Interest                                          $     79             $      75
                Income taxes                                            -                     -

13.  New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company will evaluate the impact of adopting SFAS 158 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning August 2008. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

In connection with the legal matter discussed in Note 6 "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

Effective October 12, 2006, the Company entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of Defense that requires the Company, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, the Company is required to sever its relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of the Company from receiving new contract awards from the U.S. Government.

Effective   October  12,  2006  and  as  a  condition   to  entering   into  the
Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling $9,461,528; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Promissory Note"). In addition Mr. Blatt will receive his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

Aggregate costs of approximately $8,914,000 under the Agreement including cash payments, payments due under the Promissory Note and medical and life insurance benefits (discounted at an imputed interest rate of 6.75%), plus the fair value of the modification of the stock options using the Black-Scholes option valuation model have been recorded in the Company's condensed consolidated financial statements in the quarter ended October 29, 2006.

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

Business Overview

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, General Dynamics, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the German, Japanese, Turkish, British, Norwegian, Finnish and South Korean militaries, and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, high power amplifiers, electronic warfare systems, wireless data communications products and services, and radar threat and electronic countermeasure simulation systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices and systems for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the EA-6B Prowler, the EA-18 Growler, the AH-64D Apache Longbow, AEGIS class destroyers, the AMRAAM missile, unmanned aerial vehicles (UAVs), as well as high priority national security programs such as National Missile Defense and the Trident II D-5 missile.

Results of Operations

Thirteen weeks ended October 29, 2006 and October 30, 2005
----------------------------------------------------------
The suspension from receiving new contract awards from the U.S. Government in June 2006 caused disruption in our business in several respects which cannot be easily measured, but certainly had an impact on the results of the first quarter both in terms of sales and profitability. Throughout the quarter, management focused on working with our customers to assure them of our commitment to meeting their needs and also worked with the Department of the Navy to reach the Administrative Agreement that ultimately lifted the suspension. As the suspension was lifted effective October 12, 2006, most of the first quarter had already been affected. Also, some shipments were affected due to the inability to obtain the necessary export licenses.

Net sales for the thirteen weeks ended October 29, 2006 were approximately $40,116,000, as compared to $41,938,000 in the thirteen weeks ended October 30, 2005, a decrease of $1.8 million (4.3%). The decrease in net sales is related to the recording of a $2.2 million claim receivable on a major program during the first quarter of the prior year. Excluding the $2.2 million claim in the prior year, we experienced an increase in net sales of approximately $0.4 million. Increases in sales related primarily to medical products and EA-18, as well as increases in sales of both microwave systems and microwave products through Israel and EWST. Offsetting these increases was a decline in domestic microwave systems primarily due to the completion of certain contracts and timing of shipments.

Domestic and foreign sales were 70% and 30% respectively of total net sales in the quarter, versus 77% and 23% respectively in the prior year quarter. Bookings in the first quarter were approximately $45 million, versus $30 million in the prior year first quarter. Backlog at October 29, 2006 was $131 million, of which approximately 74% is domestic and 26% is foreign.

The gross profit margin in the thirteen weeks ended October 29, 2006 was 25.6% compared to 33.7% in the first quarter of fiscal 2006, a decrease of 8.1%. Contributing to the reduction in gross profit for the quarter are the following items:

o    The booking of the $2.2 million claim receivable in the prior year.

o    Disruption caused by the suspension.

o Engineering development costs overruns on certain contracts in excess of billings to customers.

o    Startup production costs on certain programs.

o    Completion costs associated with certain low margin contracts.

Selling and administrative expenses for the thirteen weeks ended October 29, 2006 increased approximately $435,000 over the first quarter of fiscal 2006 and was 22.5% of net sales as compared to 20.5% in fiscal 2006. Significant changes during the period included:

o An increase in audit fees of $420,000 due to the three year audit scope that was required subsequent to the resignation of our prior auditors.

o An increase in net legal fees over the prior year quarter of $114,000. Legal costs in both periods are primarily attributable to the investigation and indictment by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense relating to voltage control oscillators and a contract relating to powerheads.

 Offset by

o A reduction in bonus expense of $393,000 due to the decreased operating profit in the current quarter.

Employment contract settlement costs of approximately $8,914,000 relate to an agreement effective October 12, 2006 with Lee N. Blatt, co-founder and former Chairman of the Company, to terminate his employment agreement with us after 41 years of service. Settlement costs include a cash payment of $3,000,000, payments due under a Promissory Note and estimated medical and life insurance benefits discounted at an imputed interest rate of 6.75%, plus the fair value of a modification to the stock options held by Mr. Blatt using the Black-Scholes option valuation model.

Operating income for the first quarter of fiscal 2007, excluding the employment contract settlement costs of $8,914,000, was $1,263,000 or 3.1% of net sales, as compared to $5,538,000 or 13.2% of net sales in the prior year. The decrease in operating income as a percentage of net sales is primarily attributable to the reduction in gross margins discussed above, particularly the effect of the $2.2 million claim receivable that was recorded in the prior year quarter. Excluding the $2.2 million claim, the prior year operating income would have been 8.4% of net sales.

In the thirteen weeks ended October 29, 2006, the Company recognized a foreign exchange gain of $17,000 versus a gain of $113,000 in the first quarter of fiscal 2006. The foreign exchange gains are attributable to our UK subsidiary primarily in connection with temporary advances we have made to them.

The income tax benefit recognized in the first quarter of fiscal 2007 was $1,550,000 at an effective tax rate of approximately 21%, as compared to a provision for income taxes of $1.7 million at an effective tax rate of approximately 30% in the prior year's first quarter. The lower effective tax rate in the first quarter of fiscal year 2007 is due primarily to the employment contract settlement costs which significantly affects domestic profitability. With this lower domestic profitability, foreign earnings are a greater percentage of total earnings than in prior quarters and are taxed at a lower rate, thereby reducing the overall effective tax rate. Excluding the impact of the employment contract settlement costs, the effective tax rate would have been approximately 28%. The research and development tax credit expired as of December 31, 2005. As this credit has not yet been extended by Congress, no benefit is reflected in the effective tax rate for the first quarter. If the research and development credit is extended, the effective tax rate may be adjusted in the second quarter.

Excluding the impact of the employment contract settlement costs, basic and diluted earnings per common share would have been $.07 for the thirteen weeks ended October 29, 2006 as compared to basic and diluted earnings per common share of $.28 and $.26, respectively for the thirteen weeks ended October 30, 2005. A reconciliation of the Non-GAAP earnings per common share calculation is as follows:

                                                                  Thirteen weeks ended
                                                                  --------------------
                                                           Non-GAAP
                                                           Measure         As Reported Under GAAP
                                                           -------         ----------------------
                                                          October 29,      October 29,      October 30,
                                                             2006             2006             2005
                                                             ----             ----             ----
(Loss) income before income taxes                          $(7,561)          S(7,561)         $5,678
Employment contract settlement costs                         8,914               -               -
                                                             -----             -----           -----
Income before income taxes                                   1,353            (7,561)          5,678
Provision (benefit)for income taxes                            381            (1,550)          1,703
                                                             -----             -----           -----
Net income (loss)                                          $   972           $(6,011)         $3,975
                                                             =====             =====           =====
Earnings (loss) per common share - Basic                     $0.07            $(0.43)          $0.28
                                                              ====              ====            ====
       Basic weighted average shares                        13,862            13,862          14,446
                                                            ======            ======          ======
Earnings (loss) per common share - Diluted                   $0.07            $(0.43)          $0.26
                                                              ====              ====            ====
       Basic weighted average shares                        14,148            13,862          15,240
                                                            ======            ======          ======

Liquidity and Capital Resources
-------------------------------
As of October 29, 2006 and July 30, 2006,  working  capital was  $90,999,000 and
$92,088,000,   respectively,   and  the  ratio  of  current  assets  to  current
liabilities was 3.7 to 1 and 3.8 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $3,022,000 at October 29, 2006 and $2,573,000 at July 30, 2006. The balance of advanced payments was approximately $3,584,000 at October 29, 2006 and $3,323,000 at July 30, 2006.

Net cash used in operations during the thirteen weeks ended October 29, 2006 was approximately $1,205,000 as compared to cash provided by operations of $2,642,000 during the comparable period in the prior year, a net decrease of approximately $3,847,000. Net (loss) income (adjusted for non-cash items including depreciation, amortization, employment contract settlement costs and foreign exchange gain) was $1,627,000 in the first quarter of the current fiscal year versus $5,674,000 in the prior year first quarter, a decrease of approximately $4,047,000. Other significant items contributing to the overall decrease in cash provided by operations include the following:

1. An increase in deferred tax assets of $2.2 million related to the timing of the deduction for tax purposes of the non-cash portion of the employment contract settlement costs.

2. A decrease of approximately $1.2 million generated through amounts due to vendors and accrued expenses.

3.   A reduction in income taxes payable of approximately $1.0 million.

Offset primarily by

1. A reversal in the growth of inventory as compared to a significant increase in inventory during the first quarter of fiscal 2006 resulting in an improvement in cash flow of approximately $3.3 million.

2. A reduction of approximately $2.0 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts which included $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program in fiscal 2006.

Net cash used in investing activities includes capital expenditures of $1,016,000 and a final milestone payment of $178,700 in connection with the
Xytrans license agreement for millimeter wave technology for military applications.

In connection with the installation of Microsoft Dynamics AX enterprise software, we entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. We have borrowed an aggregate of $1,400,000 as of October 29, 2006 with monthly payments totaling approximately $42,750. In addition, we financed the purchase of capital equipment in the amount of $346,000 in connection with a major long-term contract.

In June 2002, we entered into a new $50,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). We may elect to borrow up to a maximum of $5,000,000 with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45,000,000 with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate were 5.25% and 5.32%, respectively, at October 29, 2006. There is a fee of 15 basis points per annum on the unused portion of the $45,000,000 LIBOR based portion of the credit facility payable quarterly. During the quarter ended October 29, 2006, we utilized the credit facility for short-term working capital needs to the extent of $4.5 million. There are no borrowings under the credit line at October 29, 2006 and July 30, 2006. Stand-by letters of credit were outstanding in the amount of approximately $10,281,000 under the credit facility at October 29, 2006, and $10,285,000 at July 30, 2006.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants at October 29, 2006.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2007 will be generated from our existing backlog of sales orders. The backlog of orders at October 29, 2006 was approximately $131 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of October 29, 2006, we have approximately $39,719,000 available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $10,281,000 and cash reserves of approximately $21,482,000.

New Accounting Pronouncements
-----------------------------
See  Note  13  of  Notes  to  Condensed   Consolidated  Financial  Statements  -
(Unaudited) for the discussion on recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since July 30, 2006.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of October 29, 2006.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

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


                             HERLEY INDUSTRIES, INC.
                             -----------------------
                                   Registrant




                             BY: /S/     Myron Levy
                                 -----------------------------------
                                 Myron Levy, Chief Executive Officer



                             BY: /S/    Kevin J. Purcell
                                 -----------------------------------------
                                 Kevin J. Purcell, Chief Financial Officer


DATE: December 8, 2006