Form 10-Q
period 2007-01-28
HERLEY INDUSTRIES INC /NEW
filed 2007-03-07
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:   January 28, 2007
                                  ----------------
                                       or

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

As of February 28, 2007 - 13,962,799 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 -    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets  -
             January 28, 2007 (Unaudited) and July 30, 2006                                         2

           Condensed Consolidated Statements of Operations (Unaudited) -
             For the thirteen and twenty-six weeks ended January 28, 2007
               and January 29, 2006                                                                 3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the twenty-six weeks ended January 28, 2007                                        4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
             For the twenty-six weeks ended January 28, 2007
               and January 29, 2006                                                                 5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         12

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       18

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             18

Item 3 -   Defaults Upon Senior Securities                                                         18

Item 4 -   Submission of Matters to a Vote of Security Holders                                     18

Item 5 -   Other Information                                                                       19

Item 6 -   Exhibits                                                                                19

Signatures                                                                                         20

Part I - Financial Information
Item 1 - Financial Statements

                         HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                                  January 28,
                                                                     2007         July 30,
                                                                  (Unaudited)       2006
                                                                  ----------    -----------
                 ASSETS
Current Assets:
     Cash and cash equivalents                                  $    24,124   $     22,303
     Trade accounts receivable                                       28,438         30,600
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts and claims              13,006         13,926
     Other receivables                                                1,657            769
     Inventories, net                                                53,984         52,909
     Deferred income taxes and other                                  5,705          4,932
                                                                  ----------    -----------
                        Total Current Assets                        126,914        125,439
Property, Plant and Equipment, net                                   30,027         30,478
Goodwill                                                             73,862         73,612
Intangibles, net of accumulated amortization of $4,362
     at January 28, 2007 and $3,468 at July 30, 2006                 19,485         19,989
Other Assets                                                          1,725          1,932
                                                                  ----------    -----------
                                                                $   252,013   $    251,450
                                                                  ==========    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                          $     1,321   $        630
     Current portion of employment settlement agreement -
        (net of imputed interest of $331) (Note 2)                    1,027         -
     Accounts payable and accrued expenses                           16,707         21,503
     Billings in excess of costs incurred and
         income recognized on uncompleted contracts                     701            555
     Income taxes payable                                             4,957          3,395
     Accrual for contract losses                                      1,974          2,959
     Accrual for warranty costs                                       1,150            986
     Advance payments on contracts                                    4,840          3,323
                                                                  ----------    -----------
                        Total Current Liabilities                    32,677         33,351
Long-term Debt                                                        6,577          5,948
Long-term Portion of Employment Settlement Agreement -
   (net of imputed interest of $665) (Note 2)                         4,672         -
Other Long-term Liabilities                                           1,439          1,265
Deferred Income Taxes                                                 5,390          7,416
                                                                  ----------    -----------
                                                                     50,755         47,980
                                                                  ----------    -----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized 20,000,000 shares;
      issued 14,761,366 and outstanding 13,962,799 in 2007
      issued 14,660,716 and outstanding 13,862,149 in 2006            1,476          1,466
     Additional paid-in capital                                     115,128        113,418
     Retained earnings                                               91,948         96,286
     Treasury stock, 798,567 common shares at cost                   (9,044)        (9,044)
     Accumulated other comprehensive income                           1,750          1,344
                                                                  ----------    -----------
                        Total Shareholders' Equity                  201,258        203,470
                                                                  ----------    -----------
                                                                $   252,013   $    251,450
                                                                  ==========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                       Thirteen weeks ended       Twenty-six weeks ended
                                                       --------------------       ----------------------
                                                     January 28,    January 29,    January 28,  January 29,
                                                        2007           2006           2007         2006
                                                    -----------    ----------     ----------    -----------
Net sales                                         $     37,997   $    45,839    $    78,113   $     87,777
                                                    -----------    ----------     ----------    -----------

Cost and expenses:
      Cost of products sold                             28,010        32,351         57,841         60,164
      Selling and administrative expenses                7,398         8,238         16,420         16,825
      Employment contract settlement costs (Note 2)       -             -             8,914           -
                                                    -----------    ----------     ----------    -----------
                                                        35,408        40,589         83,175         76,989
                                                    -----------    ----------     ----------    -----------

      Income (loss) from operations                      2,589         5,250         (5,062)        10,788
                                                    -----------    ----------     ----------    -----------

Other income (expense), net:
      Investment income                                    263           199            479            309
      Interest expense                                    (222)          (91)          (365)          (174)
      Foreign exchange gain (loss)                         266           (10)           283            103
                                                    -----------    ----------     ----------    -----------
                                                           307            98            397            238
                                                    -----------    ----------     ----------    -----------

      Income (loss) before income taxes                  2,896         5,348         (4,665)        11,026
Provision (benefit) for income taxes                     1,223         1,384           (327)         3,087
                                                    -----------    ----------     ----------    -----------

      Net income (loss)                           $      1,673   $     3,964    $    (4,338)  $      7,939
                                                    ===========    ==========     ==========    ===========

Earnings (loss) per common share - Basic          $    .12       $    .27       $   (.31)     $    .55
                                                    ===========    ==========     ==========    ===========

      Basic weighted average shares                   13,902        14,474         13,882         14,460
                                                    ===========    ==========     ==========    ===========

Earnings (loss) per common share - Diluted        $    .12       $    .26       $   (.31)     $    .52
                                                    ===========    ==========     ==========    ===========

      Diluted weighted average shares                 14,405        15,091         13,882         15,173
                                                    ===========    ==========     ==========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Twenty-six weeks ended January 28, 2007
                        (In thousands except share data)
                                   (Unaudited)

                                                                                                         Accumulated
                                                                    Additional                              Other
                                                      Common Stock  Paid-in     Retained     Treasury    Comprehensive
                                             Shares      Amount     Capital     Earnings      Stock         Income         Total
                                            ----------   --------   ---------   ---------    --------    -------------    --------
Balance at July 30, 2006                    14,660,716  $   1,466  $  113,418  $   96,286   $  (9,044)  $        1,344   $ 203,470

Exercise of stock options                      100,650         10       1,077                                                1,087
Tax benefit upon exercise of
 stock options                                                            212                                                  212
Stock option compensation                                                 225                                                  225
Stock option modification
 (Note 2)                                                                 196                                                  196
                                            ----------   --------   ---------   ---------    --------    -------------    --------
     Subtotal                               14,761,366      1,476     115,128      96,286      (9,044)           1,344     205,190
                                                                                                                          --------

Net loss                                                                           (4,338)                                  (4,338)
Other comprehensive (loss), net of tax:
   Unrealized loss on interest rate swap                                                                            (9)         (9)
   Foreign currency translation gain                                                                               415         415
                                                                                                                          --------
Comprehensive loss                                                                                                          (3,932)
                                            ----------   --------   ---------   ---------    --------    -------------    --------
Balance at January 28, 2007                 14,761,366  $   1,476  $  115,128  $   91,948   $  (9,044)  $        1,750   $ 201,258
                                            ==========   ========   =========   =========    ========    =============    ========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Twenty-six weeks ended
                                                                        January 28,        January 29,
                                                                            2007               2006
                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net (loss) income                                              $         (4,338)  $          7,939
                                                                       ---------------    ---------------
      Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
           Depreciation and amortization                                        3,507              3,466
           Stock-based compensation expense                                       225                213
           Excess tax benefit from exercise of stock options                     (212)              (244)
           Employment contract settlement costs (includes $196 of
                stock option modification costs)                                5,914                  -
           Imputed interest related to employment settlement liability            111                  -
           Deferred taxes                                                      (2,307)               (81)
           Gain on sale of equipment                                             (107)                 -
           Foreign exchange gain                                                  (68)               (36)
           Inventory valuation reserve charges                                    424                488
           Reduction in accrual for contract losses                              (664)                 -
           Warranty reserve charges                                               634                167
           Changes in operating assets and liabilities:
                Trade accounts receivable                                       2,162             (1,291)
                Costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts and claims                               920             (2,865)
                Other receivables                                                (888)              (228)
                Inventories                                                    (1,499)            (3,491)
                Other current assets                                             (315)               (71)
                Accounts payable and accrued expenses                          (5,266)            (3,121)
                Billings in excess of costs incurred and
                  income recognized on uncompleted contracts                      146                457
                Income taxes payable                                            1,774              1,174
                Accrual for contract losses                                      (321)                85
                Advance payments on contracts                                   1,517              1,738
                Other, net                                                        209                259
                                                                       ---------------    ---------------
                     Total adjustments                                          5,896             (3,381)
                                                                       ---------------    ---------------

           Net cash provided by operating activities                            1,558              4,558
                                                                       ---------------    ---------------

Cash flows from investing activities:
      Acquisition of technology license                                          (179)              (825)
      Proceeds from sale of equipment                                             202                  -
      Capital expenditures                                                     (2,235)            (2,785)
                                                                       ---------------    ---------------
           Net cash used in investing activities                               (2,212)            (3,610)
                                                                       ---------------    ---------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                      8,500              8,000
      Borrowings - other                                                        1,746                  -
      Proceeds from exercise of stock options                                   1,087                999
      Excess tax benefit from exercises of stock options                          212                244
      Payments under employment contract settlement                              (130)                 -
      Payments of long-term debt                                                 (440)              (753)
      Payments under bank line of credit                                       (8,500)            (8,000)
                                                                       ---------------    ---------------
           Net cash provided by financing activities                            2,475                490
                                                                       ---------------    ---------------

           Net increase in cash and cash equivalents                            1,821              1,438
Cash and cash equivalents at beginning of period                               22,303             20,331
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                           $         24,124   $         21,769
                                                                       ===============    ===============

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


1.   Principles of Consolidation and Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of Herley Industries, Inc. and its wholly-owned subsidiaries, collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the employment contract settlement costs discussed in Note 2) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2006 Annual Report on Form 10-K for the fiscal year ended July 30, 2006, as filed with the Securities and Exchange Commission ("SEC"). The consolidated balance sheet at July 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B of Form 10-K for the fiscal year ended July 30, 2006), was reduced by $664,000 in the thirteen weeks ended January 28, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the first two options of the contract. The accrual for contract losses includes an estimate of approximately $1,569,000 relating to the remaining two contract options not yet exercised by the customer. It is at least reasonably possible that a change in the estimate will occur in the near term.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

     In connection with the legal matter discussed in Note 7 "Litigation", the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the contracting agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

     The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro
     Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

     Effective October 12, 2006, the Company entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of Defense that requires the Company, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, the Company was required to sever its relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense terminated the suspension of the Company from receiving new contract awards from the U.S. Government.

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling approximately $9,462,000; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Note"). The Note, which has been discounted at 6.75%, has a balance at January 28, 2007 of approximately $5,365,000. Of this amount, $969,000 is included in "Current portion of employment settlement agreement" net of imputed interest of $231,000 and $4,396,000 is included in "Long-term Portion of Employment Settlement Agreement" net of imputed interest of $765,000 in the accompanying balance sheet. In addition, Mr. Blatt received his bonus of $636,503 in January 2007 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement. The current portion of the medical care and life insurance is estimated at $57,000 and is included in Current portion of employment settlement agreement" and the long-term portion is estimated at $276,000 as of January 28, 2007 and is included in "Long-term Portion of Employment Settlement Agreement" in the accompanying balance sheet.

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

     Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's condensed consolidated financial statements in the six months ended January 28, 2007.

3.   Inventories

     The major components of inventories are as follows (in thousands):

                                                                   January 28, 2007   July 30, 2006
                                                                   ----------------   -------------
              Purchased parts and raw materials                         $ 29,889       $ 27,191
              Work in process                                             28,663         29,597
              Finished products                                            2,448          3,270
                                                                   ----------------   -------------
                                                                          61,000         60,058
              Less:
                 Allowance for obsolete and slow moving inventory          4,750          4,576
                 Unliquidated progress payments                            2,266          2,573
                                                                   ----------------   -------------
                                                                        $ 53,984       $ 52,909
                                                                   ================   =============

4.   Income taxes

     The net deferred income tax asset balance at January 28, 2007 was approximately $4,203,000, an increase of approximately $458,000 from July 30, 2006. The increase is due to the tax effect on the timing of the deductions for future payments of approximately $5,254,000 under a promissory note and approximately $334,000 for estimated medical and life insurance benefits due under the employment contract settlement discussed in Note 2.

     The income tax provision recognized in the second quarter of fiscal 2007 was $1.2 million as compared to a provision for income taxes of $1.4 million in the prior year's second quarter. As of the end of the second quarter of fiscal 2007, the effective income tax rate for the full year 2007 is now estimated at 7%, versus the rate of approximately 21% that was estimated in the first quarter. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006 and (b) an increase in the proportion of overall earnings expected to be generated through the Company's foreign operations where earnings are taxed at lower rates than domestically. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 8% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 12% for fiscal 2007 thereby reducing the effective income tax rate by approximately 20%.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and twenty-six weeks ended January 28, 2007 and January 29, 2006 (in thousands):

                                                      Thirteen weeks ended       Twenty-six weeks ended
                                                    January 28,   January 29,   January 28,   January 29,
                                                        2007          2006          2007          2006
     Balance at beginning of period               $        1,068  $       776   $      986           799
     Provision for warranty obligations                      368           28          634           167
     Warranty costs charged to the reserve                  (286)         (58)        (470)         (220)
                                                    ------------  ------------  ------------  ------------
     Balance at end of period                     $        1,150  $       746        1,150    $      746
                                                    ============  ============  ============  ============

6.   Long Term Debt

     In connection with the implementation of an ERP software package, the Company entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company has borrowed an aggregate of $1,400,000 as of January 28, 2007 with monthly payments totaling approximately $42,750. In addition, we financed the purchase of capital equipment in the amount of $346,000 in connection with a major long-term contract.

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

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of January 28, 2007, the Company has recorded a receivable of $951,000 (net of a deductible of $500,000) in anticipation of recoveries. The amount is included in other receivables in the accompanying consolidated balance sheet at January 28, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company. No payments have been received from the insurance carrier as of January 28, 2007.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.   Comprehensive Income (Loss), net of income taxes

     Comprehensive income (loss) for the periods presented is as follows (in thousands):

                                              Thirteen weeks ended       Twenty-six weeks ended
                                              --------------------       ----------------------
                                             January 28,  January 29,  January 28,    January 29,
                                                2007         2006         2007           2006
                                                ----         ----         ----           ----
Net income (loss)                            $     1,673 $      3,964 $     (4,338)  $      7,939
Unrealized (loss) gain on interest rate swap          12            6           (9)            18
Foreign currency translation (loss) gain             436          (21)         415              6
                                             -----------  -----------  ------------   ------------
       Comprehensive income (loss)           $     2,121 $      3,949 $     (3,932)         7,963
                                             ===========  ===========  ============   ============

     The foreign currency translation (loss) gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                                  January 28, 2007        July 30, 2006
                                                                  ----------------        -------------
           Unrealized loss on interest rate swap                    $    (31)             $     (22)
           Foreign currency translation gain                           1,781                  1,366
                                                                    --------              ---------
                Accumulated other comprehensive income              $  1,750              $   1,344
                                                                    ========              =========

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's July 30, 2006 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors.

     As of January 28, 2007, there were 3,386,930 stock options outstanding. No stock options were issued during the quarter or six months ended January 28, 2007. The aggregate value of unvested options as of January 28, 2007, as determined using a Black-Scholes option valuation model was approximately $592,000 (net of estimated forfeitures).

     Options for 100,650 shares of common stock were exercised during the thirteen weeks ended January 28, 2007 at an average exercise price of $10.80 per share and options for 2,500 shares of common stock were cancelled.

10.  Earnings (Loss) Per Share ("EPS")

     The following table shows the components used in the calculation of basic earnings (loss) per share and earnings (loss) per share assuming dilution (in thousands):

                                                         Thirteen weeks ended            Twenty-six weeks ended
                                                         --------------------            ----------------------
                                                      January 28,     January 29,     January 28,      January 29,
                                                         2007            2006             2007            2006
                                                     --------------  --------------  ---------------  --------------
Numerator:
      Net Income (Loss)                                   $ 1,673         $ 3,964         $ (4,338)        $ 7,939
                                                     ==============  ==============  ===============  ==============
Denominator:
      Basic weighted-average shares                        13,902          14,474           13,882          14,460
      Effect of dilutive securities:
           Employee stock options                             503             617           -                  713
                                                     --------------  --------------  ---------------  --------------
           Diluted weighted-average shares                 14,405          15,091           13,882          15,173
                                                     ==============  ==============  ===============  ==============

      Stock options not included in computation             1,730           1,762            3,387           1,041
                                                     ==============  ==============  ===============  ==============
Exercise price range per share                      $15.78 - $21.18 $17.11 - $20.85   $4.31 - $21.18 $17.11 - $20.85

     The number of stock options not included in the computation of diluted EPS for the thirteen weeks ended January 28, 2007 and the thirteen and twenty-six weeks ended January 29, 2006 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. No employee stock options were considered in the computation of diluted net loss per share for the twenty-six weeks ended January 28, 2007 as their effect is anti-dilutive. The options which were outstanding as of January 28, 2007 and excluded from the computation in the table above expire at various dates through May 2, 2015.

11.  Geographic Information

     Net sales to the U.S. Government in the twenty-six weeks ended January 28, 2007 and January 29, 2006 accounted for approximately 21% and 24% of net sales, respectively. Lockheed Martin accounted for approximately 11% of net sales in 2006. No other customer accounted for 10% or more of net sales during the periods presented.

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the first quarter, based on place of contract performance, were as follows (in thousands):

                         Thirteen weeks ended       Twenty-six weeks ended
                         --------------------       ----------------------
                       January 28,   January 29,   January 28,  January 29,
                          2007          2006          2007         2006
                          ----          ----          ----         ----
United States            $ 31,653     $  39,754     $  65,238     $  77,608
Israel                      5,125         3,309         9,500         6,420
England                     1,219         2,776         3,375         3,749
                       -----------   -----------   -----------  ------------
                         $ 37,997     $  45,839     $  78,113     $  87,777
                       ===========   ===========   ===========  ============

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                                        January 28, 2007      July 30, 2006
                                                        ----------------      -------------

                United States                                $ 24,629           $ 25,243
                Israel                                          4,988              4,654
                England                                           410                581
                                                             --------           --------
                                                             $ 30,027           $ 30,478
                                                             ========           ========

12.  Supplemental cash flow information is as follows (in thousands):

                                                                      Twenty-six weeks ended
                                                                      ----------------------
                                                               January 28, 2007      January 29, 2006
                                                               ----------------      ----------------
           Net cash paid during the period for:
                Interest                                         $      247           $       148
                Income taxes                                            -                   1,832

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

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included elsewhere in this 10-Q.

Significant Events

In connection with the legal matter discussed in Note 7 "Litigation", we were notified that certain of our operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and our subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

Our facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

Effective October 12, 2006, we entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of Defense that requires us, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, we were required to sever our relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense terminated the suspension of the Company from receiving new contract awards from the U.S. Government.

Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, we entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between us and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling $9,461,528; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Note"). In addition Mr. Blatt was paid his bonus of $636,503 in
January 2007 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to our Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Note become immediately due and payable.

Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in our condensed consolidated financial statements in the six months ended January 28, 2007.

Business Overview

We are a leader in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, General Dynamics, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies), international customers (including the German, Japanese, Turkish, British, Norwegian, Finnish and South Korean militaries, and suppliers to international militaries) and commercial medical customers (including Siemens Medical Solutions, Varian NMR System and G E Healthcare.) We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, high power amplifiers, electronic warfare systems, wireless data communications products and services, and radar threat and electronic countermeasure simulation systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices and systems for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the EA-6B Prowler, the EA-18 Growler, the AH-64D Apache Longbow, AEGIS class destroyers, the AMRAAM missile, unmanned aerial vehicles (UAVs), as well as high priority national security programs such as National Missile Defense, the Trident II D-5 missile, ICAPIII, and Sensor Fuzed Weapon.

Results of Operations

Twenty-six weeks ended January 28, 2007 and January 29, 2006
------------------------------------------------------------

The suspension from receiving new contract awards from the U.S. Government in June 2006 caused disruption in our business in several respects which cannot be easily measured, but certainly had an impact on the results of operations in fiscal 2007 both in terms of sales and profitability. While the effects of the suspension were evident during the first quarter, they continued during the second quarter as the delays in bookings affected the timing of certain shipments.

Net sales for the twenty-six weeks ended January 28, 2007 were approximately $78.1 million compared to $87.8 million in the first six months of fiscal 2006, a decrease of $9.7 million (11%). The decrease in net sales is partly related to the recording of a $2.2 million claim receivable on a major program during the first quarter of the prior year. In addition, there was a decline in microwave systems and assemblies primarily due to the completion of certain contracts and the timing of shipments, some of which was due to the delays in bookings during the suspension period. Offsetting these decreases were higher sales related primarily to sales of both microwave systems and microwave products at Herley-Israel.

Domestic and foreign sales were 70% and 30% respectively of net sales in the twenty-six weeks ended January 28, 2007, versus 78% and 22% respectively in the prior year comparable period.

The gross profit margin in the twenty-six weeks ended January 28, 2007 was 26.0% compared to 31.5% in the first half of fiscal 2006, a decrease of 5.5%. Contributing to the reduction in gross profit during the first six months of fiscal 2007 are the following items:

o    The booking of the $2.2 million claim receivable in fiscal 2006.

o    Disruption caused by the suspension.

o Engineering development costs overruns on certain contracts in excess of billings to customers.

o    Startup production costs on certain programs.

o    Product mix of contracts.

Offset by

o Revisions in the accrual for contract losses on existing contracts based on current estimates.

Selling and administrative expenses for the twenty-six weeks ended January 28, 2007 were 21% of net sales as compared to 19% in the first six months of fiscal 2006.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of January 28, 2007, we have recorded a receivable of $951,000 (net of a deductible of $500,000) in anticipation of recoveries. The amount is included in other receivables in the accompanying consolidated balance sheet at January 28, 2007. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

Employment contract settlement costs of approximately $8.9 million relate to an agreement effective October 12, 2006 with Lee N. Blatt our co-founder and former Chairman, to terminate his employment agreement with us after 41 years of service. Settlement costs include a cash payment of $3.0 million paid upon the effective date of the settlement agreement, payments due under a Promissory Note and estimated medical and life insurance benefits discounted at an imputed interest rate of 6.75%, plus the fair value of a modification to the stock options held by Mr. Blatt using the Black-Scholes option valuation model.

We had an operating loss for the first six months of fiscal 2007 of $5.1 million compared to operating income of $10.8 million in the comparable period of fiscal 2006. Excluding the employment contract settlement costs of $8.9 million recorded in the first quarter of fiscal 2007, operating income for the first six months of fiscal 2007 was $3.9 million or 4.9% of net sales, as compared to $10.8 million or 12.3% of net sales in the first six months of fiscal 2006. The decrease in operating income as a percentage of net sales is primarily attributable to the 5.5% decrease in gross margin percentage as discussed above and the increase in selling and administrative expenses as a percentage of net sales due to the lower sales volume. Our foreign operations contributed approximately $2.2 million in operating income for the six months as compared to $1.1 million in fiscal 2006.

Investment income was $479,000, an increase of $170,000 in the first six months of fiscal 2007 because of interest earned on higher cash balances.

Interest expense was $365,000, an increase in the first half of $191,000 primarily due to the imputed interest expense related to the employment settlement agreement as well as interest expense relating to financing the implementation of the ERP software package.

We recognized a net foreign exchange gain of $283,000 through the second quarter of fiscal 2007, versus a gain of $103,000 in the prior year period. The foreign exchange gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The benefit for income taxes for the first six months of fiscal 2007 was $327,000 representing an effective tax rate of 7%, as compared to an effective tax rate of 28% in the first six months of fiscal 2006. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to
(a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006 and (b) an increase in the proportion of overall earnings expected to be generated through the Company's foreign operations where earnings are taxed at lower rates than domestically. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 8% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 12% for fiscal 2007 thereby reducing the effective income tax rate by approximately 20%.

Basic and diluted loss per common share for the twenty-six weeks ended January 28, 2007 were $.31 per common share each as compared to basic and diluted earnings per common share of $.55 and $.52, respectively for the twenty-six weeks ended January 29, 2006. Excluding the impact of the employment contract settlement costs, basic and diluted earnings per common share would have been $.23 for the twenty-six weeks ended January 28, 2007 as compared to basic and diluted earnings per common share of $.55 and $.52, respectively for the twenty-six weeks ended January 29, 2006. A reconciliation of the Non-GAAP earnings per common share calculation is as follows (in thousands except share data):

                                                     Twenty-six weeks ended
                                                     ----------------------
                                             Non-GAAP         As Reported Under GAAP
                                              Measure         ----------------------
                                            January 28,     January 28,     January 29,
                                               2007            2007           2006
                                               ----            ----           ----
(Loss) income before income taxes           $ (4,665)        $ (4,665)      $ 11,026
Employment contract settlement costs           8,914                -              -
                                            --------         --------       --------
Income before income taxes                     4,249           (4,665)        11,026
Provision (benefit) for income taxes           1,003             (327)         3,087
                                            --------         --------       --------
Net income (loss)                            $ 3,246         $ (4,338)       $ 7,939
                                            ========         ========        =======
Earnings (loss) per common share - Basic      $ 0.23          $ (0.31)        $ 0.55
                                            ========         ========        =======
       Basic weighted average shares          13,882           13,882         14,460
                                            ========         ========        =======
Earnings (loss) per common share - Diluted    $ 0.23          $ (0.31)        $ 0.52
                                            ========         ========        =======
       Basic weighted average shares          14,306           13,882         15,173
                                            ========         ========        =======

Thirteen weeks ended January 28, 2007 and January 29, 2006
----------------------------------------------------------
Net sales for the thirteen weeks ended January 28, 2007 were approximately $38.0 million, as compared to $45.8 million in the thirteen weeks ended January 29,

2006, a decrease of $7.8 million (17.1%). Increases in sales related primarily to sales of both microwave systems and microwave products through Israel. Offsetting these increases was a decline in microwave systems and assemblies primarily due to the completion of certain contracts and the timing of shipments, some of which was due to the delays in bookings during the suspension period.

Domestic and foreign sales were 70% and 30% respectively of net sales in the quarter, versus 79% and 21% respectively in the prior year comparable quarter.

The gross profit margin in the thirteen weeks ended January 28, 2007 was 26.3% compared to 29.4% in the second quarter of fiscal 2006, a decrease of 3.1%. Contributing to the reduction in gross profit for the quarter are the following items:

o    Startup production costs on certain programs.

o    Product mix of contracts.

Offset by

o Revisions in the accrual for contract losses on existing contracts based on current estimates.

Selling and administrative expenses for the thirteen weeks ended January 28, 2007 decreased approximately $0.8 million from the prior year comparable quarter and were 19.5% of net sales as compared to 18.0% of net sales in the second quarter of fiscal 2007 and 2006, respectively. Significant changes during the period included:

o An approximate reduction of $200,000 in personnel and facility costs at EWST as a result of streamlining the operations.

o A $255,000 reduction in net legal fees due to the booking of anticipated insurance recoveries.

Operating income for the second quarter of fiscal 2007 was $2.6 million or 6.8% of net sales, as compared to $5.2 million or 11.5% of net sales in the prior year. The decrease in operating income as a percentage of net sales is primarily attributable to the reduction in gross margins discussed above.

In the thirteen weeks ended January 28, 2007, we recognized a foreign exchange gain of $266,000 versus a loss of $10,000 in the second quarter of fiscal 2006. The foreign exchange gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The income tax provision recognized in the second quarter of fiscal 2007 was $1.2 million as compared to a provision for income taxes of $1.4 million in the prior year's second quarter. As of the end of the second quarter of fiscal 2007, the effective income tax rate for the full year 2007 is now estimated at 7%, versus the rate of approximately 21% that was estimated in the first quarter. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006 and (b) an increase in the proportion of overall earnings expected to be generated through our foreign operations where earnings are taxed at lower rates than domestically. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 8% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. Our foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 12% for fiscal 2007 thereby reducing the effective income tax rate by approximately 20%.

Liquidity and Capital Resources
-------------------------------

As of January 28, 2007 and July 30, 2006, working capital was $94.2 million and $92.1 million, respectively, and the ratio of current assets to current liabilities was 3.9 to 1 and 3.8 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts. The un-liquidated balance of progress payments was approximately $2.3 million at January 28, 2007 and $2.6 million at July 30, 2006. The balance of advanced payments was approximately $4.8 million at January 28, 2007 and $3.3 million at July 30, 2006.

Net cash provided by operating activities during the twenty-six weeks ended January 28, 2007 was approximately $1.6 million as compared to $4.6 million during the comparable period in the prior year; a net decrease of approximately $2.8 million. Net (loss) income (adjusted for the following non-cash items: depreciation and amortization, employment contract settlement costs and foreign exchange gain) was $5.0 million in the first six months of the current fiscal year versus $11.4 million in the prior year, a decrease of approximately $6.4 million.

Significant items offsetting this decrease include the following sources of cash:

1. A decrease in accounts receivable of $2.2 million versus an increase of $1.3 million in fiscal 2006 resulting in an improvement in cash flow of approximately $3.5 million.

2. A reversal in the level of growth in inventory as compared to fiscal 2006 resulting in an improvement in cash flow of approximately $2.0 million.

3. A reduction of approximately $3.8 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts which included $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program in fiscal 2006.

4.   An increase in income taxes payable of approximately $.6 million.

Offset primarily by the following uses of cash:

1. An increase in deferred tax assets of $2.5 million related to the timing of the deduction for tax purposes of the non-cash portion of the employment contract settlement costs.

2. A decrease of approximately $2.1 million generated through amounts due to vendors and accrued expenses.

3. The reduction of $1.1 million in the accrual for contract losses related to product shipped during the six months of fiscal 2007, as well as revisions to estimated loss reserves on existing contracts.

Net cash used in investing activities includes capital expenditures of $2.2 million and a final milestone payment of $.2 million in connection with the Xytrans license agreement for millimeter wave technology for military applications. Proceeds from the sale of demonstration equipment in the United Kingdom amounted to $.2 million.

In connection with the implementation of an ERP software package, we entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2.0 million. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. We have borrowed an aggregate of $1.4 million as of January 28, 2007 with monthly payments totaling approximately $42,750. In addition, we financed the purchase of capital equipment in the amount of $.3 million in connection with a major long-term contract.

The proceeds from the exercises of stock options during the six months of fiscal 2007 were $1.1 million.

In June 2002, we entered into a new $50 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2008 (as amended). We may elect to borrow up to a maximum of $5 million with interest based on the Federal Funds Target Rate plus a margin of 1.50% to 1.80%, or up to a maximum of $45 million with interest based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. The Federal Funds Target Rate and the LIBOR rate were 5.25% and 5.32%, respectively, at January 28, 2007. There is a fee of 15 basis points per annum on the unused portion of the $45 million LIBOR based portion of the credit facility payable quarterly. During the quarter ended January 28, 2007, we utilized the credit facility for short-term working capital needs to the extent of $8.5 million. There are no borrowings under the credit line at January 28, 2007 and July 30, 2006. Stand-by letters of credit were outstanding in the amount of approximately $9.3 million under the credit facility at January 28, 2007, and $10.3 million at July 30, 2006.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants at January 28, 2007.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2007 will be generated from our existing backlog of sales orders. The backlog of orders at January 28, 2007 was approximately $136 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of January 28, 2007, we have approximately $40.7 million available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $9.3 million and cash reserves of approximately $24.1 million.

New Accounting Pronouncements
-----------------------------

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of January 28, 2007.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. In addition, in June 2006 the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above.

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

     (1) The Registrant held its Annual Meeting of Stockholders on February 21, 2007.

     (2) Two directors were elected at the Annual Meeting of Stockholders as follows:

          Class  I  -  To  hold  office   until  the  2009  Annual   Meeting  of
          Stockholders.

          Name                                         Votes For         Votes Withheld
          ----                                         ---------         --------------
          Rear Adm. Robert M. Moore (Ret.)            11,211,943              1,032,008
          Rear Adm. Edward K. Walker, Jr. (Ret.)      11,198,243              1,045,708

     (3)  The  appointment  of  Marcum  &  Kliegman,   LLP  as  our  independent
          registered public accountants for the year ending July 29, 2007 was approved as follows:

                                       Votes For          Votes Against          Abstained
                                       ---------          -------------          ---------
                                      12,186,723                 54,713              2,513

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


DATE: March 7, 2007