Form 10-Q
period 2007-04-29
HERLEY INDUSTRIES INC /NEW
filed 2007-06-07
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   April 29, 2007
                                  --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                            ------------------------
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

As of May 28, 2007 - 13,977,115 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION
Item 1 -    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets -
             April 29, 2007 (Unaudited) and July 30, 2006                                           2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen and thirty-nine weeks ended April 29, 2007
               and April 30, 2006                                                                   3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the thirty-nine weeks ended April 29, 2007                                         4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             thirty-nine weeks ended April 29, 2007
               and April 30, 2006                                                                   5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         12

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       18

Item 1A-   Risk Factors                                                                            18

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             18

Item 3 -   Defaults Upon Senior Securities                                                         18

Item 4 -   Submission of Matters to a Vote of Security Holders                                     18

Item 5 -   Other Information                                                                       19

Item 6 -   Exhibits                                                                                19

Signatures                                                                                         20

Part I - Financial Information
Item 1 - Financial Statements

                         HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                                   April 29,
                                                                     2007         July 30,
                                                                  (Unaudited)      2006
                                                                  ----------    -----------
                 ASSETS
Current Assets:
     Cash and cash equivalents                                  $    31,562   $     22,303
     Trade accounts receivable                                       30,843         30,600
     Costs incurred and income recognized in excess
        of billings on uncompleted contracts and claims              13,592         13,926
     Other receivables                                                2,079            769
     Inventories, net                                                52,196         52,909
     Deferred income taxes and other                                  5,815          4,932
                                                                  ----------    -----------
                        Total Current Assets                        136,087        125,439
Property, Plant and Equipment, net                                   30,001         30,478
Goodwill                                                             73,964         73,612
Intangibles, net of accumulated amortization of $4,809
     at April 29, 2007 and $3,468 at July 30, 2006                   19,072         19,989
Other Assets                                                          1,702          1,932
                                                                  ----------    -----------
                                                                $   260,826   $    251,450
                                                                  ==========    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                          $     1,335   $        630
     Current portion of employment settlement agreement -
        (net of imputed interest of $287) (Note 2)                    1,070         -
     Accounts payable and accrued expenses                           19,039         21,503
     Billings in excess of costs incurred and
         income recognized on uncompleted contracts                     606            555
     Income taxes payable                                             4,956          3,395
     Accrual for contract losses                                      1,960          2,959
     Accrual for warranty costs                                       1,129            986
     Advance payments on contracts                                    7,525          3,323
                                                                  ----------    -----------
                        Total Current Liabilities                    37,620         33,351
Long-term Debt                                                        6,327          5,948
Long-term Portion of Employment Settlement Agreement -
   (net of imputed interest of $622) (Note 2)                         4,404         -
Other Long-term Liabilities                                           1,493          1,265
Deferred Income Taxes                                                 5,538          7,416
                                                                  ----------    -----------
                                                                     55,382         47,980
                                                                  ----------    -----------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $.10 par value; authorized 20,000,000 shares;
      issued and outstanding 13,971,715 in 2007,
      issued 14,660,716 and outstanding 13,862,149 in 2006            1,397          1,466
     Additional paid-in capital                                     106,364        113,418
     Retained earnings                                               95,826         96,286
     Treasury stock, 798,567 common shares at cost                    -             (9,044)
     Accumulated other comprehensive income                           1,857          1,344
                                                                  ----------    -----------
                        Total Shareholders' Equity                  205,444        203,470
                                                                  ----------    -----------
                                                                $   260,826   $    251,450
                                                                  ==========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                        Thirteen weeks ended      Thirty-nine weeks ended
                                                        --------------------      -----------------------
                                                     April 29,      April 30,      April 29,     April 30,
                                                       2007          2006           2007           2006
                                                    -----------    ----------     ----------    -----------

Net sales                                         $     44,401   $    45,689    $   122,514   $    133,466
                                                    -----------    ----------     ----------    -----------
Costs and expenses:
      Costs of products sold                            31,687        34,736         89,528         94,900
      Selling and administrative expenses                8,895         8,960         25,315         25,785
      Employment contract settlement costs (Note 2)     -              -              8,914         -
                                                    -----------    ----------     ----------    -----------
                                                        40,582        43,696        123,757        120,685
                                                    -----------    ----------     ----------    -----------

      Income (loss) from operations                      3,819         1,993         (1,243)        12,781
                                                    -----------    ----------     ----------    -----------

Other income (expense), net:
      Investment income                                    375           269            854            578
      Interest expense                                    (213)          (68)          (578)          (242)
      Foreign exchange gain                                195           170            478            273
                                                    -----------    ----------     ----------    -----------
                                                           357           371            754            609
                                                    -----------    ----------     ----------    -----------

      Income (loss) before income taxes                  4,176         2,364           (489)        13,390
Provision (benefit) for income taxes                       298           662            (29)         3,749
                                                    -----------    ----------     ----------    -----------

      Net income (loss)                           $      3,878   $     1,702    $      (460)  $      9,641
                                                    ===========    ==========     ==========    ===========

Earnings (loss) per common share - Basic          $    .28       $    .12       $   (.03)     $    .67
                                                    ===========    ==========     ==========    ===========

      Basic weighted average shares                   13,969        14,569         13,911         14,497
                                                    ===========    ==========     ==========    ===========

Earnings (loss) per common share - Diluted        $    .27       $    .11       $   (.03)     $    .63
                                                    ===========    ==========     ==========    ===========

      Diluted weighted average shares                 14,449        15,398         13,911         15,230
                                                    ===========    ==========     ==========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     Thirty-nine weeks ended April 29, 2007
                        (In thousands except share date)
                                  (Unaudited)

                                                                                                Accumulated
                                       Common Stock       Additional                              Other
                                       ------------        Paid-in     Retained    Treasury    Comprehensive
                                    Shares      Amount     Capital     Earnings     Stock         Income         Total
                                   ---------    -------    --------    --------    ---------   --------------   ---------
Balance at July 30, 2006         14,660,716   $  1,466   $ 113,418   $  96,286   $   (9,044) $         1,344  $  203,470

Exercise of stock options           111,230         11       1,179                                                 1,190
Purchase of 1,664 shares of
 treasury stock                                                                         (26)                         (26)
Tax benefit upon exercise
 of stock options                                              235                                                   235
Stock option compensation                                      326                                                   326
Stock option modification (Note 2)                             196                                                   196
Retirement of treasury stock       (800,231)       (80)     (8,990)                   9,070                        -
                                   ---------    -------    --------    --------    ---------   --------------   ---------
     Subtotal                      13,971,715    1,397     106,364      96,286        -                1,344     205,391
                                                                                                                ---------

Net loss                                                                  (460)                                     (460)
Other comprehensive income, net of tax:
   Unrealized loss on interest rate swap                                                                 (20)        (20)
   Foreign currency translation gain                                                                     533         533
                                                                                                                ---------
Comprehensive income                                                                                                  53

                                   ---------    -------    --------    --------    ---------   --------------   ---------
Balance at April 29, 2007          13,971,715 $  1,397   $ 106,364   $  95,826   $    -      $         1,857  $  205,444
                                   =========    =======    ========    ========    =========   ==============   =========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                            Thirty-nine weeks ended
                                                                            -----------------------
                                                                          April 29,          April 30,
                                                                            2007               2006
                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net (loss) income                                              $           (460)  $          9,641
                                                                       ---------------    ---------------
      Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
           Depreciation and amortization                                        5,271              5,266
           Stock-based compensation expense                                       326                333
           Excess tax benefit from exercise of stock options                     (235)              (674)
           Employment contract settlement costs (includes $196 of
                stock option modification costs)                                5,914                -
           Imputed interest related to employment settlement liability            199                -
           Deferred taxes                                                      (2,314)               786
           Gain on sale of equipment                                             (107)               -
           Equity in income of limited partnership                                -                  (49)
           Foreign exchange gain                                                  (96)               (55)
           Inventory valuation reserve charges                                  1,102                924
           Reduction in accrual for contract losses                              (699)               -
           Warranty reserve charges                                               976                345
           Changes in operating assets and liabilities:
                Trade accounts receivable                                        (243)            (2,890)
                Costs incurred and income
                   recognized in excess of billings on
                   uncompleted contracts and claims                               334             (2,436)
                Other receivables                                              (1,310)               283
                Inventories                                                      (389)              (895)
                Other current assets                                             (438)              (535)
                Accounts payable and accrued expenses                          (3,297)            (1,146)
                Billings in excess of costs incurred and
                  income recognized on uncompleted contracts                       51               (128)
                Income taxes payable                                            1,796               (133)
                Accrual for contract losses                                      (300)                24
                Advance payments on contracts                                   4,202              1,143
                Other, net                                                        457                205
                                                                       ---------------    ---------------
                     Total adjustments                                         11,200                368
                                                                       ---------------    ---------------

           Net cash provided by operating activities                           10,740             10,009
                                                                       ---------------    ---------------

Cash flows from investing activities:
      Acquisition of technology license                                          (179)            (1,256)
      Proceeds from sale of equipment                                             202                -
      Partial distribution from limited partnership                               -                  111
      Capital expenditures                                                     (3,516)            (4,525)
                                                                       ---------------    ---------------
           Net cash used in investing activities                               (3,493)            (5,670)
                                                                       ---------------    ---------------

Cash flows from financing activities:
      Borrowings under bank line of credit                                     13,000             12,000
      Borrowings - other                                                        1,746                -
      Proceeds from exercise of stock options                                   1,164              2,799
      Excess tax benefit from exercises of stock options                          235                674
      Payments under employment contract settlement                              (443)               -
      Payments of long-term debt                                                 (690)              (779)
      Payments under bank line of credit                                      (13,000)           (12,000)
                                                                       ---------------    ---------------
           Net cash provided by financing activities                            2,012              2,694
                                                                       ---------------    ---------------

           Net increase in cash and cash equivalents                            9,259              7,033
Cash and cash equivalents at beginning of period                               22,303             20,331
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                           $         31,562   $         27,364
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B of Form 10-K for the fiscal year ended July 30, 2006), was reduced by $699,000 in the thirty-nine weeks ended April 29, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the first two options of the contract. The accrual for contract losses includes an estimate of approximately $1,569,000 relating to the remaining two contract options not yet exercised by the customer. It is at least reasonably possible that a change in the estimate will occur in the near term.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

     On June 13, 2006, in connection with the legal matter discussed in Note 7 "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the contracting agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

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

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the

     Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement, Mr. Blatt will receive payments totaling approximately $9,462,000; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Note"). The Note, which has been discounted at 6.75%, has a balance at April 29, 2007 of approximately $5,153,000. Of this amount, $1,013,000 is included in "Current portion of employment settlement agreement" net of imputed interest of $287,000 and $4,140,000 is included in "Long-term Portion of Employment Settlement Agreement" net of imputed interest of $622,000 in the accompanying balance sheet. In addition, Mr. Blatt received his bonus of $636,503 in January 2007 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement. The current portion of the medical care and life insurance is estimated at $57,000 and is included in "Current portion of employment settlement agreement" and the long-term portion is estimated at $264,000 as of April 29, 2007 and is included in "Long-term Portion of Employment Settlement Agreement" in the accompanying balance sheet.

     The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement, all remaining payments due under the Promissory Note become immediately due and payable.

     Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's condensed consolidated financial statements in the thirty-nine weeks ended April 29, 2007.

3.   Inventories

     The major components of inventories are as follows (in thousands):

                                                                    April 29, 2007               July 30, 2006
                                                                    --------------               -------------

              Purchased parts and raw materials                         $ 28,498                  $ 27,191
              Work in process                                             28,336                    29,597
              Finished products                                            2,563                     3,270
                                                                         -------                   -------
                                                                          59,397                    60,058
              Less:
                 Allowance for obsolete and slow moving inventory          5,099                     4,576
                 Unliquidated progress payments                            2,102                     2,573
                                                                         -------                   -------
                                                                        $ 52,196                  $ 52,909
                                                                          ======                    ======

4.   Income taxes

     The net deferred income tax asset balance at April 29, 2007 was approximately $4,189,000, an increase of approximately $444,000 from July 30, 2006. The increase is primarily due to the tax effect on the timing of the deductions for future payments of approximately $5,153,000 as of April 29, 2007 under a promissory note and approximately $321,000 as of April 29, 2007 for estimated medical and life insurance benefits due under the employment contract settlement discussed in Note 2.

     The income tax provision recognized in the third quarter of fiscal 2007 was $298,000 as compared to a provision for income taxes of $662,000 in the prior year's third quarter. As of the end of the third quarter of fiscal 2007, the effective income tax rate for the full year 2007 is now estimated at 6%, versus the rate of approximately 7% that was estimated through the first six months of fiscal 2007. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006 and (b) an increase in the proportion of overall earnings expected to be generated through the Company's foreign operations where earnings are taxed at lower rates than domestically. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 9% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 12% for fiscal 2007, thereby reducing the effective income tax rate by approximately 18%.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and thirty-nine weeks ended April 29, 2007 and April 30, 2006 (in thousands):


                                                      Thirteen weeks ended       Thirty-nine weeks ended
                                                      --------------------       -----------------------
                                                      April 29,     April 30,     April 29,     April 30,
                                                        2007           2006          2007          2006
                                                    ------------  ------------  ------------  ------------
     Balance at beginning of period                 $     1,150   $       746   $       986   $       799
     Provision for warranty obligations                     342            98           976           347
     Warranty costs charged to the reserve                 (363)         (129)         (833)         (431)
                                                    ------------  ------------  ------------  ------------
     Balance at end of period                       $     1,129   $       715   $     1,129   $       715
                                                    ============  ============  ============  ============

6.   Long Term Debt

     In connection with the implementation of an ERP software package, the Company entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company has borrowed an aggregate of $1,400,000 as of April 29, 2007 with monthly payments totaling approximately $42,750. No additional amounts will be borrowed under this agreement. In addition, the Company financed the purchase of capital equipment through its bank in the amount of $346,000 in connection with a major long-term contract.

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

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. Oral arguments on the motions to dismiss have been scheduled for June 19, 2007. In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. Oral arguments on the motions to dismiss have been scheduled for June 6, 2007. In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. ss. 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for January 2008.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of April 29, 2007, the Company has recorded a receivable of $1,556,000 (net of a deductible of $500,000) in anticipation of recoveries. The amount is included in other receivables in the accompanying consolidated balance sheet at April 29, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company. The Company received a partial payment of approximately $684,000 on June 1, 2007.

     On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave
     Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS has asserted claims for breach of contract and conversion, claiming that the Company is wrongfully in possession of the intellectual property that was transferred to the Company. EADS also seeks a preliminary injunction. The Company has denied any wrongdoing and filed counterclaims against EADS. The parties are now engaging in expedited discovery and awaiting a hearing date from the court relating to the request for a preliminary injunction.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.   Comprehensive Income, net of income taxes

     Comprehensive   income  for  the  periods   presented  is  as  follows  (in
     thousands):

                                              Thirteen weeks ended      Thirty-nine weeks ended
                                             ------------------------  ---------------------------
                                              April 29,    April 30,     April 29,      April 30,
                                                2007         2006         2007           2006
                                             -----------  -----------  ------------   ------------
Net income (loss)                            $     3,878  $     1,702  $       (460)  $      9,641
Unrealized (loss) gain on interest rate swap         (11)          15           (20)            33
Foreign currency translation gain                    118          152           533            158
                                             -----------  -----------  ------------   ------------
       Comprehensive income                  $     3,985  $     1,869  $         53   $      9,832
                                             ===========  ===========  ============   ============

     The foreign currency translation gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                                    April 29, 2007         July 30, 2006
                                                                    --------------         -------------
           Unrealized loss on interest rate swap                       $    (42)             $     (22)
           Foreign currency translation gain                              1,899                  1,366
                                                                    --------------         -------------
                Accumulated other comprehensive income                 $  1,857              $   1,344
                                                                    ==============         =============

9.   Stock-Based Compensation

     The Company has various fixed stock option plans which are described in Note M of the Company's July 30, 2006 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors.

     As of April 29, 2007, there were 3,241,350 stock options outstanding. No stock options were issued during the thirteen or thirty-nine weeks ended April 29, 2007. The aggregate value of unvested options as of April 29, 2007, as determined using a Black-Scholes option valuation model was approximately $490,000 (net of estimated forfeitures).

     Options for 111,230 shares of common stock were exercised during the thirty-nine weeks ended April 29, 2007 at an average exercise price of $10.70 per share and options for 137,500 shares of common stock were cancelled.

10.  Earnings (Loss) Per Common Share ("EPS")

     The following table shows the components used in the calculation of basic earnings (loss) per share and earnings (loss) per share assuming dilution (in thousands):

                                                         Thirteen weeks ended           Thirty-nine weeks ended
                                                     ------------------------------  -------------------------------
                                                        April 29,       April 30,       April 29,        April 30,
                                                          2007            2006             2007            2006
                                                     --------------  --------------  ---------------  --------------
Numerator:
      Net Income (Loss)                              $        3,878  $        1,702  $          (460) $        9,641
                                                     ==============  ==============  ===============  ==============
Denominator:
      Basic weighted-average shares                          13,969          14,569           13,911          14,497
      Effect of dilutive securities:
           Employee stock options                               480             829           -                  733
                                                     --------------  --------------  ---------------  --------------
           Diluted weighted-average shares                   14,449          15,398           13,911          15,230
                                                     ==============  ==============  ===============  ==============

      Stock options not included in computation               1,673             376            3,241           1,015
                                                     ==============  ==============  ===============  ==============

Exercise price range per share                      $15.78 - $21.18 $17.11 - $20.85 $4.31 - $21.18   $17.11 - $20.85

     The number of stock options not included in the computation of diluted EPS for the thirteen weeks ended April 29, 2007 and the thirteen and thirty-nine weeks ended April 30, 2006 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. No employee stock options were considered in the computation of diluted net loss per share for the thirty-nine weeks ended April 29, 2007 as their effect is anti-dilutive. The options which were outstanding as of April 29, 2007 and excluded from the computation in the table above expire at various dates through May 2, 2015.

11.  Geographic Information

     Net sales to the U.S. Government in the thirty-nine weeks ended April 29, 2007 and April 30, 2006 accounted for approximately 22% of net sales. No other customer accounted for 10% or more of net sales.

     The Company operates as a single integrated business and as such has one operating segment. Geographic net sales for the third quarter and year to date, based on place of contract performance, were as follows (in thousands):

                         Thirteen weeks ended      Thirty-nine weeks ended
                       -------------------------   -------------------------
                        April 29,     April 30,     April 29,     April 30,
                          2007          2006          2007         2006
                       -----------   -----------   -----------  ------------
United States        $     38,252 $      40,069 $     103,490 $     117,677
Israel                      5,132         3,887        15,040        10,307
England                     1,017         1,733         3,984         5,482
                       -----------   -----------   -----------  ------------
                     $     44,401 $      45,689 $     122,514 $     133,466
                       ===========   ===========   ===========  ============

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                                         April 29, 2007       July 30, 2006
                                                         --------------       -------------
                United States                                $ 24,600           $ 25,243
                Israel                                          5,058              4,654
                England                                           343                581
                                                             --------           --------
                                                             $ 30,001           $ 30,478
                                                               ======             ======

12. Supplemental cash flow information is as follows (in thousands):

                                                                      Thirty-nine weeks ended
                                                                      -----------------------
                                                                April 29, 2007        April 30, 2006
                                                                --------------        --------------
           Net cash paid during the period for:
                Interest                                         $      357           $       219
                Income taxes                                            -                   2,960

13.  New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year). The Company will evaluate the impact of adopting SFAS 159 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

14.  Subsequent Events

     On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. The Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.7 million at April 29, 2007. If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all such financial covenants at April 29, 2007.

     The Company entered into an employment agreement with Jeffrey L. Markel dated as of May 30, 2007 (the "Employment Agreement") pursuant to which Mr. Markel has been appointed Chief Operating Officer. The Employment Agreement has an initial term through July 31, 2010 and provides for (i) a base salary at the rate of $350,000 per annum together with cost of living increases; (ii) an annual bonus at the discretion of the Board of Directors, with a minimum first year bonus of $300,000; (iii) a ten-year consulting period at the end of the employment term at an annual rate of $100,000; (iv) certain perquisites including an automobile allowance and medical benefits; and (v) certain rights in the event of a change in control of the Company, as defined in the Employment Agreement.

     To induce Mr. Markel to enter into the Employment Agreement, the Company also granted him options (the "Options") to purchase 250,000 shares of its common stock at a price of $15.77 per share, which was the closing price of its common stock on the day prior to execution of the Employment Agreement. Twenty percent (20%) of the options vest immediately with the remaining options vesting at the rate of twenty percent (20%) per year over a four year period.

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

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, the other unaudited financial data included elsewhere in this 10-Q and our 2006 Form 10-K.

Critical Accounting Policies

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2006. A discussion of our critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended July 30, 2006. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended July 30, 2006 as filed with the Securities and Exchange Commission.

Significant Events

On June 13, 2006, in connection with the legal matter discussed in Note 7 "Litigation", we were notified that certain of our operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and our subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

Our facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Ltd.).

Effective October 12, 2006, we entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of Defense that requires us, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of three years or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, we were required to sever our relationship with Mr. Lee N. Blatt, former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense, terminated the suspension of the Company from receiving new contract awards from the U.S. Government.

Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, we entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between us and Mr. Blatt dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement Mr. Blatt will receive payments totaling $9,461,528; payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Note"). In addition Mr. Blatt was paid his bonus of $636,503 in
January 2007 for fiscal year 2006, and shall be entitled to receive reimbursement for medical care and life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to Mr. Blatt which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by Mr. Blatt and 28,799 shares held in his IRA was granted to our Chairman, Myron Levy. In the event of a "change of control" of the Company, as defined in the Employment Agreement, all remaining payments due under the Note become immediately due and payable.

Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in our condensed consolidated financial statements in the nine months ended April 29, 2007.

Business Overview

We are a leader in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide. Our primary customers include large defense prime contractors (including Raytheon, Northrop Grumman, General Dynamics, Lockheed Martin and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies), international customers (including the German, Japanese, Turkish, British, Norwegian, Finnish and South Korean militaries, and suppliers to international militaries) and commercial medical customers (including Siemens Medical Solutions, Varian NMR System and G E Healthcare). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, high power amplifiers, electronic warfare systems, wireless data communications products and services, and radar threat and electronic countermeasure simulation systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices and systems for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the EA-6B Prowler, the EA-18 Growler, the AH-64D Apache Longbow, AEGIS class destroyers, the AMRAAM missile, unmanned aerial vehicles (UAVs), as well as high priority national security programs such as National Missile Defense, the Trident II D-5 missile, ICAPIII, and Sensor Fuzed Weapon.

Results of Operations

Thirty-nine weeks ended April 29, 2007 and April 30, 2006
---------------------------------------------------------

The four-month suspension (June-October 2006) from receiving new contract awards from the U.S. Government at some of our operations caused disruption in our business in several respects which cannot be easily measured, but certainly has had an impact on the results of operations in fiscal 2007 both in terms of sales and profitability. While the effects of the suspension were evident during the first quarter, they continued during the second quarter and in the third quarter to a lesser degree due to delays in bookings.

Net sales for the thirty-nine weeks ended April 29, 2007 were approximately $122.5 million compared to $133.5 million in the first nine months of fiscal 2006, a decrease of $11 million (8.2%). The decrease in net sales is partly related to the recording of a $2.2 million claim receivable on a major program during the first quarter of the prior year. In addition, there was a decline in microwave systems and assemblies primarily due to the completion of certain contracts and the timing of shipments, some of which was due to the delays in bookings during the suspension period. Offsetting these decreases were higher sales related primarily to sales of both microwave systems and microwave products at Herley-Israel.

Domestic and foreign sales were 72% and 28% respectively of net sales in the thirty-nine weeks ended April 29, 2007, versus 77% and 23% respectively in the prior year comparable period.

The gross profit margin in the thirty-nine weeks ended April 29, 2007 was 26.9% compared to 28.9% in the first nine months of fiscal 2006, a decrease of 2%. Contributing to the reduction in gross profit during the first nine months of fiscal 2007 are the following items:

o    The booking of the $2.2 million claim receivable in fiscal 2006.

o Disruptions caused by the four-month suspension from receiving new contract awards from the U. S. Government at some of our operations.

o    Startup production costs on certain programs.

o    Product mix of contracts domestically and internationally.

Offset by

o Revisions in the accrual for contract losses on existing contracts based on current estimates. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B of Form 10-K for the fiscal year ended July 30, 2006), was reduced by $699,000 in the thirty-nine weeks ended April 29, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the first two options of the contract.

Selling and administrative expenses for the thirty-nine weeks ended April 29, 2007 were 21% of net sales as compared to 19% in the first nine months of fiscal 2006. The increase in costs as a percentage of sales is due to the lower net sales in fiscal 2007.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of April 29, 2007, we have recorded a receivable of $1,556,000 (net of a deductible of $500,000) in anticipation of recoveries. The amount is included in other receivables in the accompanying consolidated balance sheet at April 29, 2007. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us. The Company received a partial payment of approximately $684,000 on June 1, 2007.

Employment contract settlement costs of approximately $8.9 million relate to an agreement effective October 12, 2006 with Lee N. Blatt, our co-founder and former Chairman, to terminate his employment agreement with us after 41 years of service. Settlement costs include a cash payment of $3.0 million paid upon the effective date of the settlement agreement, payments due under a Promissory Note and estimated medical and life insurance benefits discounted at an imputed interest rate of 6.75%, plus the fair value of a modification to the stock options held by Mr. Blatt using the Black-Scholes option valuation model.

We had an operating loss for the first nine months of fiscal 2007 of $1.2 million compared to operating income of $12.8 million in the comparable period of fiscal 2006. Excluding the employment contract settlement costs of $8.9 million recorded in the first quarter of fiscal 2007, operating income for the first nine months of fiscal 2007 would have been $7.7 million or 6.3% of net sales, as compared to $12.8 million or 9.6% of net sales in the first nine months of fiscal 2006. The decrease in operating income as a percentage of net sales is primarily attributable to the 2% decrease in gross margin percentage as discussed above and the increase in selling and administrative expenses as a percentage of net sales due to the lower sales volume. Our foreign operations contributed approximately $3.3 million in operating income for the first nine months of fiscal 2007 as compared to $2.4 million in fiscal 2006.

Investment income was $854,000, an increase of $276,000 in the first nine months of fiscal 2007 as compared to the comparable prior year period because of interest earned on higher cash balances.

Interest expense was $578,000, an increase in the first three quarters of $336,000 as compared to the comparable prior year period primarily due to the imputed interest expense related to the employment settlement agreement, as well as interest expense relating to financing the implementation of the ERP software package.

We recognized a net foreign exchange gain of $478,000 through the third quarter of fiscal 2007, versus a gain of $273,000 in the prior fiscal year comparable period. These foreign exchange gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The benefit for income taxes for the first nine months of fiscal 2007 was $29,000 representing an effective tax rate of 6%, as compared to an effective tax rate of 28% in the first nine months of fiscal 2006. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to
(a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006 and (b) an increase in the proportion of overall earnings expected to be generated through the Company's foreign operations where earnings are taxed at lower rates than domestically. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 9% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 12% for fiscal 2007 thereby reducing the effective income tax rate by approximately 18%.

Basic and diluted loss per common share for the thirty-nine weeks ended April 29, 2007 were $.03 per common share each as compared to basic and diluted earnings per common share of $.67 and $.63, respectively, for the thirty-nine weeks ended April 30, 2006. Excluding the impact of the employment contract settlement costs, basic and diluted earnings per common share would have been $.46 and $.44, respectively, for the thirty-nine weeks ended April 29, 2007 as compared to basic and diluted earnings per common share of $.67 and $.63, respectively, for the thirty-nine weeks ended April 30, 2006. A reconciliation of the Non-GAAP earnings per common share calculation is as follows (in thousands except share data):

                                                          Thirty-nine weeks ended
                                                          -----------------------
                                                   Non-GAAP
                                                   Measure         As Reported Under GAAP
                                                   April 29,        April 29,     April 30,
                                                     2007             2007          2006
                                                    ------           ------       -------
(Loss) income before income taxes                   $ (489)          $ (489)      $13,390
Employment contract settlement costs                 8,914                -             -
                                                    ------           ------       -------
Income (loss) before income taxes                    8,425             (489)       13,390
Provision (benefit) for income taxes                 2,081              (29)        3,749
                                                    ------           ------       -------
Net income (loss)                                   $6,344           $ (460)      $ 9,641
                                                    ======           ======       =======
Earnings (loss) per common share - Basic            $ 0.46          $ (0.03)       $ 0.67
                                                    ======           ======       =======
       Basic weighted average shares                13,911           13,911        14,497
                                                    ======           ======       =======
Earnings (loss) per common share - Diluted          $ 0.44          $ (0.03)       $ 0.63
                                                    ======           ======       =======
       Diluted weighted average shares              14,369           13,911        15,230
                                                    ======           ======       =======

Thirteen weeks ended April 29, 2007 and April 30, 2006

Net sales for the thirteen weeks ended April 29, 2007 were approximately $44.4 million, as compared to $45.7 million in the thirteen weeks ended April 30, 2006, a decrease of $1.3 million (2.8%). The net decrease in sales is attributable to a decline in domestic shipments of microwave systems and assemblies primarily due to the completion of certain contracts and the timing of shipments, some of which was due to delays in bookings during the four-month suspension from receiving new contract awards from the U. S. Government at some of our operations. Offsetting this were increased shipments of both microwave systems and microwave products through our Israeli subsidiary.

Domestic and foreign sales were 77% and 23% respectively of net sales in the quarter, versus 75% and 25% respectively in the prior year comparable quarter.

The gross profit margin in the thirteen weeks ended April 29, 2007 was 28.6% compared to 24.0% in the third quarter of fiscal 2006, an increase of 4.6%. Contributing to the improvements in gross profit for the quarter are (a) the non-recurrence of startup production costs on certain programs from the prior year and (b) the product mix of contracts.

Selling and administrative expenses for the thirteen weeks ended April 29, 2007 was nearly equal to the prior year comparable quarter and were 20.0% of net sales as compared to 19.6% of net sales in the third quarter of fiscal 2007 and 2006, respectively.

Operating income for the third quarter of fiscal 2007 was $3.8 million or 8.6% of net sales, as compared to $2.0 million or 4.4% of net sales in the prior year. The improvement in operating income as a percentage of net sales is primarily attributable to the increase in gross margins discussed above.

In the thirteen weeks ended April 29, 2007, we recognized a foreign exchange gain of $195,000 versus a gain of $170,000 in the third quarter of fiscal 2006. These foreign exchange gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The income tax provision recognized in the third quarter of fiscal 2007 was $0.3 million as compared to a provision for income taxes of $0.7 million in the prior year's third quarter. As of the end of the third quarter of fiscal 2007, the effective income tax rate for the full year 2007 is now estimated at 6%, versus the rate of approximately 7% that was estimated in the second quarter.

Liquidity and Capital Resources
-------------------------------

As of April 29, 2007 and July 30, 2006,  working  capital was $98.5  million and
$92.1 million, respectively, and the ratio of current assets to current liabilities was 3.6 to 1 and 3.8 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts. The unliquidated balance of progress payments was approximately $2.1 million at April 29, 2007 and $2.6 million at July 30, 2006. The balance of advanced payments was approximately $7.5 million at April 29, 2007 and $3.3 million at July 30, 2006.

Net cash provided by operating activities during the thirty-nine weeks ended April 29, 2007 was approximately $10.7 million as compared to $10.0 million during the comparable period in the prior year; a net increase of approximately $0.7 million. Net income (Net (loss) income adjusted for the following non-cash items: depreciation and amortization, employment contract settlement costs, including imputed interest, and foreign exchange gain) was $10.9 million in the first nine months of the current fiscal year versus $14.9 million in the prior year, a decrease of approximately $4.0 million.

Significant changes in sources and uses of cash include the following offsetting items:

Sources:

1. An increase in accounts receivable of $0.2 million versus an increase of $2.9 million in fiscal 2006 resulting in an improvement in cash flow of approximately $2.7 million.

2. An increase in advanced payments on contracts of $3.1 million including $2.5 million on a new foreign contract.

3. A reduction of approximately $2.8 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts which included $2.2 million of estimated costs incurred and income recognized in connection with a claim due to customer delays and changes in specification and designs under a major program in fiscal 2006.

4.   An increase in income taxes payable of approximately $1.9 million.

Offset primarily by the following uses of cash:

1. An increase in deferred tax assets of $2.0 million related to the timing of the deduction for tax purposes of the non-cash portion of the employment contract settlement costs.

2. An increase in other receivables of $1.6 million for an insurance claim for legal fees incurred in connection with the matter previously discussed under "Significant Events."

3. A decrease of approximately $2.1 million generated through amounts due to vendors and accrued expenses.

4. The reduction of $1.0 million in the accrual for contract losses related to product shipped during the nine months of fiscal 2007, as well as revisions to estimated loss reserves on existing contracts.

Net cash used in investing activities includes capital expenditures of $3.5 million and a final milestone payment of $0.2 million in connection with the Xytrans license agreement for millimeter wave technology for military applications. Proceeds from the sale of demonstration equipment in the United Kingdom amounted to $0.2 million.

In connection with the implementation of an ERP software package, we entered into an additional financing agreement in August 2006 with De Lage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2.0 million. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. We have borrowed an aggregate of $1.4 million as of April 29, 2007 with monthly payments totaling approximately $42,750. No additional amounts will be borrowed under this agreement. In addition, we financed the purchase of capital equipment through our bank in the amount of $0.3 million in connection with a major long-term contract.

The proceeds from the exercises of stock options during the first nine months of fiscal 2007 were $1.2 million.

During the first nine months of fiscal 2007, we borrowed and we paid $13.0 million under our current revolving credit facility for short-term working capital needs.

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. We may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.7 million at April 29, 2007. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Funded backlog as of April 29, 2007 was approximately $145 million.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants at April 29, 2007.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2007 will be generated from our existing backlog of sales orders. The funded backlog of orders at April 29, 2007 was approximately $145 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of April 29, 2007, we have approximately $28.3 million available under our new credit facility, net of outstanding stand-by letters of credit of approximately $11.7 million, and cash reserves of approximately $31.6 million.

New Accounting Pronouncements
-----------------------------

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We will evaluate the impact of adopting SFAS 159 but we do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will evaluate the impact of adopting SFAS 158 but we do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for our fiscal year beginning August 2008. We will evaluate the impact of adopting SFAS 157 but we do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of April 29, 2007.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. Oral arguments on the motions to dismiss have been scheduled for June 19, 2007. In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. Oral arguments on the motions to dismiss have been scheduled for June 6, 2007. In addition, in June 2006 the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. ss. 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for January 2008 .

The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS has asserted claims for breach of contract and conversion, claiming that the Company is wrongfully in possession of the intellectual property that was transferred to the Company. EADS also seeks a preliminary injunction. The Company has denied any wrongdoing and filed counterclaims against EADS. The parties are now engaging in expedited discovery and awaiting a hearing date from the court relating to the request for a preliminary injunction.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A -  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 -"Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended July 30, 2006, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended July 30, 2006 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:

   None

Item 3 -   Defaults Upon Senior Securities:

   None

Item 4 -   Submission of Matters to a Vote of Security Holders:

   None

Item 5 -   Other Information:

   None

Item 6 -   Exhibits

     10.1 Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A.

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


DATE: June 7, 2007