Form 10-K
period 2007-07-29
HERLEY INDUSTRIES INC /NEW
filed 2007-10-12
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 29, 2007

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ...............to..................

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                       23-2413500
         --------                                       ----------
         State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization            Identification No.)

         101 North Pointe Blvd., Lancaster, Pennsylvania        17601
         -----------------------------------------------        -----
         (Address of Principal Executive Offices)             (Zip Code)

         Registrant's telephone number, including area code:  (717) 735-8117
                                                              --------------

           Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, $.10 par value       The NASDAQ Stock Market LLC
       ----------------------------   -----------------------------------------
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

[ ] Large accelerated filer  [X] Accelerated filer  [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $16.14 as reported on The Nasdaq Global Market as of January 28, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $214,274,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 8, 2007 was 13,977,115.

Documents incorporated by reference: None

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page
                                                                                                ----

PART I

Item 1.        Business.                                                                          3

Item 1A.       Risk Factors.                                                                     11

Item 1B.       Unresolved Staff Comments.                                                        16

Item 2.        Properties.                                                                       16

Item 3.        Legal Proceedings.                                                                16

Item 4.        Submission of Matters to a Vote of Security Holders.                              17

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities.                            18

Item 6.        Selected Financial Data.                                                          19

Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                          20

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.                       30

Item 8.        Financial Statements and Supplementary Data.                                      31

Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                                          31

Item 9A.       Controls and Procedures.                                                          31

Item 9B.       Other Information.                                                                34

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.                           34

Item 11.       Executive Compensation.                                                           36

Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.                                    45

Item 13.       Certain Relationships and Related Transactions, and Director
                 Independence.                                                                   46

Item 14.       Principal Accounting Fees and Services.                                           47

PART IV

Item 15.       Exhibits.                                                                         48

SIGNATURES                                                                                       50

Financial Statement Schedules.                                                                   51

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                      F-1

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties, the effects of the indictment of the Company and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

BACKGROUND

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, EA18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile,

CALCM (Conventional Air Launch Cruise Missile), Multi-mission Maritime Aircraft and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

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

- In September 2004, we acquired Reliable System Services Corporation ("RSS"), of Melbourne, Florida, a manufacturer of satellite based command and control systems for defense customers. The RSS Iridium based command and control system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations, and is complementary with the Company's MONTAGE command and control systems.

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

COMPETITIVE STRENGTHS

Our competitive strengths include:

-    TECHNICAL  EXPERTISE.  We have developed a leading position in the field of microwave technology through more than 40 years of focus on research and development and through our state-of-the-art design and production capabilities. We have a full range of capabilities including long and short run production, hardware assembly and full-service engineering at our facilities located in Lancaster, Pennsylvania; Woburn, Massachusetts; Farmingdale, New York; Whippany, New Jersey; McLean, Virginia; Fort Walton Beach, Florida; Farnborough, England; and Jerusalem, Israel.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base. The U.S. Government accounted for approximately 20% of our fiscal 2007 revenues. No other customer accounted for 10% or more of our revenues in fiscal 2007. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 27% of our revenues in fiscal 2007.

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

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2007, we spent approximately $33.4 million on new product development, of which our customers funded approximately $20.3 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

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

In September 2004, we closed on the purchase of Reliable System Services Corporation ("RSS"). In addition to complementing and adding to our capabilities in Telemetry, Electronic Warfare ("EW") Simulation Equipment, EW Jamming Equipment and Range Safety Commanding applications, RSS significantly enhanced our C2 capabilities for UAV platforms, in that RSS provides a C2 system for UAVs that operates through the Iridium satellite system. The RSS Iridium based C2 system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations. The addition of this RSS Iridium based alternate for UAV C2 systems enables us to provide a broader array of systems configuration solutions to our defense industry customers. We closed these facilities in Melbourne Florida in August 2006 and moved the RSS operations into the Fort Walton Beach facility.

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

Simulation Equipment. EW Simulation Technology Limited ("EWST"), a U.K. company and wholly owned subsidiary, designs and manufactures radar threat and electronic countermeasures simulation equipment for electronic warfare training and test and evaluation applications. Radar threat and countermeasures simulator products include but are not limited to the following:

- CHAMELEON is a real time electronic countermeasures ("ECM") jamming simulator. It uses a variety of ECM techniques and radar target modeling for training and testing of both radar and EW operators and systems. The system offers a fully programmable ECM capability using Digital RF Memories ("DRFM") technology; and offers fully coherent jamming in both range and velocity through the use of 8-bit DRFM technology together with GUI software. The CHAMELEON is suited for ground-based and airborne ECM test and training systems.

-    The  RSS8000  Series  Radar  Threat  Simulator   generates  real-time  user
     programmable radar threats and provides output configurations in digital (On-board trainer-OBT) and RF (RSS series) formats. The system can be used for EW system test and evaluation as well as for EW operator training in laboratory and more rugged environments. The RSS8000 equipment covers the 100MHz to 40 GHz range and can be configured to suit any application from a portable single RF source unit to a multiple RF source and multiple port DF system. The DF systems are available in amplitude, DTOA and/or phase formats with the ports being capable of angular rotation.

- Mobile EW and Radar Test Systems ("MERTS") is a mobile EW and radar test system providing complete jamming and radar threat test facility for field use. It provides a turnkey test and evaluation equipment for field applications and includes both the CHAMELEON and RSS8000 systems integrated into one operational unit. The MERTS equipment is housed within an air-conditioned ISO container mounted on a four-wheel drive truck that allows on-site test and evaluation of radar and EW systems as well as operator training.

RF Simulation Equipment. Micro Systems Inc. ("MSI"), a Florida based company and wholly owned subsidiary, designs and manufactures Digital RF Memories ("DRFM"s), Radar Target Simulators, and Radar Environment Simulators for operator training and critical testing of a variety of electronic warfare systems including Radars, Jammers, and ELINT/SIGINT systems. DRFM technology is also incorporated into Electronic Counter Measure (ECM) systems worldwide. These simulator products include but are not limited to the following:

- Digital RF Memories are subsystems that digitize RF waveforms, stores, delays, modulates and eventually replays the RF waveform. These items are used in ECM/Jamming systems, Radar Target Simulators and ECM Simulators.

- Radar Target Generators capture/replay or generate radar waveforms and transmits signals back to the radar to simulate what the radar would see in an operational environment. Aircraft, missiles, ships, buildings, weather, clutter and ECM can be generated for radar operator training and comprehensive radar system testing.

- Radar Environment Simulators ("RES") also capture/replay or generate radar waveforms and injects them directly into the radar under test. These simulators use either DRFM or Synthesizer/Digital Signal Processing technology to generate the waveforms. Complex graphical user interfaces are provided for the simulator operator to aide in the development of complex environments for the radar. These RES systems are similar to Radar Target Generators, but are typically more complex due to the level of fidelity and processing required by the simulator.

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

CUSTOMERS

During the fiscal years ended July 29, 2007 and July 30, 2006, approximately 20% and 22% of our net sales respectively, were attributable to contracts with offices and agencies of the U.S. Government. No customers accounted for shipments of 10% or more of net sales in fiscal 2007 or 2006.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

The Boeing Company            BAE Systems                    Harris Corporation
Lockheed Martin Corporation   Northrop Grumman Corporation   Raytheon Company

During fiscal 2007, sales to foreign customers accounted for approximately 27% of our net sales. Sales to foreign customers from our domestic locations accounted for 13% of net sales with the remaining sales generated from England (3%) and Israel (11%). The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales are also subject to our obtaining export licenses for certain products and systems.

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

BACKLOG

Our funded backlog of orders was approximately $132 million on July 29, 2007 which are orders covered by funded signed contracts or purchase orders. Unfunded backlog at July 29, 2007 was approximately $5 million. Of our total backlog at July 29, 2007, $83 million (61%) is attributable to domestic orders and $54 million (39%) is attributable to foreign orders.

Our backlog of orders is subject to change including possible cancellation of orders, change orders to the contract and other factors which may be beyond our control. Accordingly, our backlog is not necessarily indicative of the revenues and earnings which may be realized when the results of such contracts are reported in the financial statements. Management anticipates that approximately 74% of the backlog at July 29, 2007 will be shipped during the fiscal year ending August 3, 2008.

Approximately 97% of our backlog consists of firm fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract we agree to deliver products at a fixed price, subject to adjustment, for costs incurred because of change orders issued by the customer. The remaining contracts are primarily cost reimbursement type contracts.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $33.4 million in fiscal 2007, $33.3 million in fiscal 2006 (of which $14.2 million is attributable to the acquisitions of MSI and ICI) and $10.3 million in fiscal 2005. The portion of these costs not reimbursed by customers was approximately $13.1 million in fiscal 2007, $12.4 million in fiscal 2006 and $5.0 million in fiscal 2005. These increases in development spending were undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

EMPLOYEES

As of July 29, 2007 we had 926 full-time employees, none of whom are represented by a labor union. Employment by functional area as of July 29, 2007 is as follows:

                      Executive                     12
                      Administration                58
                      Manufacturing                621
                      Engineering                  194
                      Sales and Marketing           41
                                                   ---
                      Total                        926
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

                    Risks Related to Recent Legal Proceedings

A finding of criminal liability against us in connection with the indictment by the U.S. Attorney's office could have a material adverse effect on our business and operating results.

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

On June 27, 2007, we were notified by the OGC Acquisition Integrity Office, Department of Navy (the "Navy") that certain of our operations had been suspended, as described below, from receiving new contract awards from the U.S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts and Chicago, Illinois. The Chicago, Illinois location is a two-person marketing office.

On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement (signed on October 12, 2006) with the Navy. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

The suspension arose out of certain discrepancies in the automated test equipment (ATE) test data for certain microwave components manufactured by our Lancaster facility for a U. S. defense prime contractor (the "contractor"). After notification from the contractor on May 31, 2007, of these discrepancies, we conducted an initial investigation which resulted in the recalling and retesting of certain microwave components. On June 11, 2007, we engaged a third party independent forensic data analysis consultant to conduct an analysis of the test data recorded on the ATE for these microwave components provided to the contractor and directed outside counsel to investigate this matter. Outside counsel commenced the conduct of interviews of our employees working on this program on June 12, 2007. During the course of these interviews, two technicians stated that they had manually modified certain test results with the approval of a test supervisor. On June 20, 2007, we notified the Navy that we had reason to believe that certain non-management employees at our Lancaster facility had misrepresented test results on the microwave components. In July 2007, outside counsel conducted additional interviews of our employees working on this program and other programs with the independent forensic data analysis consultant present. These interviews confirmed that only these two technicians were involved in misrepresenting test results for the contractor and all other work at this facility had no test data modifications. Appropriate corrective actions were taken to the satisfaction of the Navy and the contractor by July 23, 2007.

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

Effective October 12, 2006, we entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that required us, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of four years (as amended August 15, 2007) or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, we were required to sever our relationship with our former Chairman of the Board of Directors, as our employee or consultant. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of our operations from receiving new contract awards from the U.S. Government. Our failure to comply with this Administrative Order or an unfavorable outcome of the recent indictment could lead to a further suspension.

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

                          Risks Related to Our Business

A significant percentage of our sales are under government contracts which are only partially funded initially and may lose funding or may be terminated in future years.

Approximately 64% of our net sales in fiscal 2007 and 67% of our net sales in fiscal 2006 were made to United States government agencies and their contractors and subcontractors for defense programs. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program which could have a negative impact on our operations.

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

In fiscal 2007 and 2006, international sales comprised approximately 27% and 24%, respectively, of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain significant manufacturing facilities in the United Kingdom and Israel. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The governments of Japan, South Korea, Taiwan and the United Kingdom are all significant customers. Our international sales also are subject to us obtaining export licenses for certain products and systems. We cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable. Substantially all of our revenues in fiscal 2007 at our domestic locations and our operation in Israel were denominated in U.S. dollars, and we intend to continue to enter only into U.S. dollar-denominated contracts. Revenues reported at our EWST (U.K.) facility are primarily denominated in Pound Sterling and accounts for approximately 3% to 5% of our consolidated net sales in U.S. dollars over the last three fiscal years. In addition, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of orders.

We rely on a small number of significant customers.

A significant part of our sales have historically come mainly from contracts with agencies of, and prime contractors to, the U.S. government. Net sales directly to the U.S. government accounted for 20% of fiscal year 2007 net sales. Additionally, approximately 32% of our net sales were attributable to our next five largest customers for fiscal year 2007. Variations in the demand for our products by any of these direct and indirect customers could have a serious, adverse impact on our performance. If we were to lose any of these or any other major customers, or if orders by any major customer were otherwise to be delayed or reduced, including reductions due to market or competitive conditions in commercial markets or further decreases in government defense spending, then our business, financial condition and results of operations would be harmed.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of July 29, 2007, was approximately $137 million, of which $132 million was funded. Approximately 74% of this backlog is expected to be filled within twelve months. Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties

Our facilities are as follows:

                                                                                                  Owned
                                                                                                   Or
Location                                Purpose of Property                         Area           Leased
--------                                -------------------                        -------         ------
Lancaster, PA               Corporate headquarters                               5,200 sq. ft.     Leased
Lancaster, PA               Production, engineering and administration          86,200 sq. ft.     Owned
Woburn, MA                  Production, engineering and administration          60,000 sq. ft.     Owned
Farmingdale, NY (1)         Production, engineering and administration          62,300 sq. ft.     Leased
Whippany, NJ                Production, engineering and administration          23,000 sq. ft.     Leased
Fort Walton Beach, FL       Production, engineering and administration          20,000 sq. ft.     Owned
Fort Walton Beach, FL (2)   Production, engineering and administration          31,500 sq. ft.     Leased
McLean, VA (3)              Production, engineering and administration          43,260 sq. ft.     Leased
Jerusalem, Israel           Production, engineering and administration          23,700 sq. ft.     Leased
Farnborough, England        Production, engineering and administration           7,570 sq. ft.     Leased
Chicago, IL                 Engineering and administration                       3,000 sq. ft.     Leased
Tustin, CA                  Engineering and administration                       2,020 sq. ft.     Leased
Lancaster, PA               Land held for expansion                                 37 Acres       Owned
--------------

(1) On September 23, 1999 we closed on the sale of its prior owned facility in Amityville, NY and relocated the plant to this leased facility in Farmingdale, NY. The Company entered into two 10 year lease agreements with a partnership partially owned by the children of Mr. Levy. The leases provide for initial minimum annual rent of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately 4% annually throughout the 10 year term. On August 24, 2005, we amended the agreement to incorporate the two individual leases into a single lease and extended the term of the lease to August 31, 2010.
(2) As of February 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Micro Systems, Inc. as discussed in Note B of the financial statements. Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $287,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.
(3) As of April 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Innovative Concepts, Inc., including its wholly owned subsidiary Stapor in Chantilly, VA as discussed in Note B of the financial statements.

We believe that these facilities are adequate for our current and presently anticipated future needs.

Item 3.  Legal Proceedings

On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30, 2007 alleges 27 counts of violations of the wire fraud statute (18 U.S.C. Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C.
Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section 1001); aiding and abetting (18 U.S.C.
Section 2); and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

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

On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above.

In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter.

In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for May 2008.

The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its D&O insurance policy. The Company has recorded a receivable of $2,462,000 (net of a deductible of $500,000) in anticipation of recoveries and received a partial payment of approximately $684,000 on June 1, 2007. As of July 29, 2007 approximately $1,778,000 of the receivable is outstanding and is included in other receivables in the accompanying consolidated balance sheet at July 29, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS has asserted claims for breach of contract and conversion, claiming that the Company is wrongfully in possession of the intellectual property that was transferred to the Company. EADS also seeks a preliminary injunction. The Company has denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remain pending, as do the Company's counterclaims. Pursuant to the consent decree, the parties have agreed to a mediation/settlement conference of all their respective claims with the Court, and have further agreed to stay all proceedings pending the outcome of that mediation/settlement conference currently scheduled for October 17, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Our Common Stock is traded in The Nasdaq Global Market under the symbol "HRLY". The following table sets forth the high and low closing sales price as reported by The Nasdaq Global Market for our Common Stock for the periods indicated.

                                                                         Common Stock
                                                                       High          Low
                                                                       ----          ---
     Fiscal Year 2005
         First Quarter ............................................   19.77          17.32
         Second Quarter............................................   20.60          18.04
         Third Quarter.............................................   20.27          16.40
         Fourth Quarter............................................   19.82          17.38
     Fiscal Year 2006
         First Quarter.............................................   21.54          16.45
         Second Quarter ...........................................   17.80          15.74
         Third Quarter ............................................   21.38          16.98
         Fourth Quarter ...........................................   20.77           9.21
     Fiscal Year 2007
         First Quarter.............................................   15.55          10.50
         Second Quarter ...........................................   16.99          14.60
         Third Quarter ............................................   16.66          14.85
         Fourth Quarter ...........................................   18.28          15.20

     The  closing price on October 8, 2007 was $15.35.

     As of October 8, 2007, there were approximately 170 holders of record and approximately 2,600 beneficial holders of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

     We did not repurchase any equity securities during the fourth quarter of fiscal 2007.

     The following table sets forth the indicated information as of July 29, 2007 with respect to our equity compensation plans:

                                                                                                 (c)
                                                                                         Number of securities
                                                (a)                                      remaining available
                                        Number of securities            (b)             for future issuance
                                         to be issued upon       Weighted-average            under equity
                                            exercise of          exercise price of        compensation plans
                                       outstanding options,    outstanding options,      (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                           -------------------     -------------------    ------------------------
Equity compensation
plans approved by
security holders                               2,383,643               $ 13.35                         1,779

Equity compensation
plans not approved
by security holders                            1,256,807               $ 17.65                       220,700
                                               ---------                                             -------

Total                                          3,640,450               $ 14.84                       222,479
                                               ---------                                             -------

(b) Not applicable.

Item 6. Selected Financial Data (in thousands except per share data):

Consolidated Statements of Income Data:
--------------------------------------

                                                                                             53 weeks
                                                               52 weeks ended                   ended
                                                   ---------------------------------------   ---------
                                                   July 29,   July 30,  July 31,  August 1,  August 3,
                                                     2007       2006      2005       2004      2003
                                                   --------   --------  --------  --------   --------
Net sales (1)                                   $   163,140    176,268   151,415    122,154   110,223
                                                    =======    =======   =======    =======   ========
Cost and expenses:
     Cost of products sold                      $   118,834    127,921   106,441     79,505    73,222
                                                    =======    =======   =======    =======   ========
     Selling and administrative expenses        $    34,190     34,966    30,305     23,047    17,334
                                                    =======    =======   =======    =======   ========
     Employment contract settlement costs (2)   $     8,914      -          -         -          -
                                                    =======    =======   =======    =======   ========
Operating income                                $     1,202     13,381    14,669     19,602    19,667
                                                    =======    =======   =======    =======   ========
Net income                                      $     3,118     10,354    10,781     13,673    13,937
                                                    =======    =======   =======    =======   ========
Earnings per common share (3)
     Basic                                      $       0.22       0.72      0.75       0.97      0.97
     Assuming Dilution                          $       0.22       0.69      0.72       0.92      0.93

Consolidated Balance Sheet Data:
-------------------------------
Total Assets                                    $    262,593    251,450   242,023    220,971   197,564
Total Current Liabilities                       $     34,958     33,351    32,090     23,846    18,125
Long-Term Portion of Employment Settlement
   Agreement (2)                                $      4,117     -          -         -          -
Long-Term Debt net of current portion           $      5,951      5,948     5,000      5,845     6,403
Other Long-Term Liabilities                     $      1,311      1,265     1,042        932       849

Notes to Selected Financial Data:
--------------------------------
(1)  See "Acquisitions" under Item 1. "Business".
(2)  See Note H of Notes to Consolidated Financial Statements.
(3)  No cash dividends have been distributed in any of the years presented.

                                       23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties, the effects of the indictment of the Company and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

Business Summary

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman, Lockheed Martin, Raytheon and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Egyptian, German, Japanese and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, CALCM (Conventional Air Launch Cruise Missile), Multi-mission Maritime Aircraft and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

Significant Events

On June 27, 2007, we were notified by the Office of the General Counsel, Acquisition Integrity Office, Department of Navy (the "Navy") that certain of our operations had been suspended from receiving new contract awards from the

U.S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts and Chicago, Illinois. The Chicago, Illinois location is a two-person marketing office.

On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement (signed on October 12, 2006) with the Navy. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

The suspension arose out of certain discrepancies in the automated test equipment (ATE) test data for certain microwave components manufactured by our Lancaster facility for a U. S. defense prime contractor (the "contractor"). After notification from the contractor on May 31, 2007, of these discrepancies, we conducted an initial investigation which resulted in the recalling and retesting of certain microwave components. On June 11, 2007, we engaged a third party independent forensic data analysis consultant to conduct an analysis of the test data recorded on the ATE for these microwave components provided to the contractor and directed outside counsel to investigate this matter. Outside counsel commenced the conduct of interviews of our employees working on this program on June 12, 2007. During the course of these interviews, two technicians stated that they had manually modified certain test results with the approval of a test supervisor. On June 20, 2007, we notified the Navy that we had reason to believe that certain non-management employees at our Lancaster facility had misrepresented test results on the microwave components. In July 2007, outside counsel conducted additional interviews of our employees working on this program and other programs with the independent forensic data analysis consultant present. These interviews confirmed that only these two technicians were involved in misrepresenting test results for the contractor and all other work at this facility had no test data modifications. Appropriate corrective actions were taken to the satisfaction of the Navy and the contractor by July 23, 2007.

On June 13, 2006, in connection with the legal matter  discussed in Part I, Item
3. "Legal Proceedings," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are our facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

Effective October 12, 2006, the Company entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that requires the Company, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of four years (as amended August 15, 2007) or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, the Company is required to sever its relationship with its former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of the Company from receiving new contract awards from the U.S. Government.

Effective   October  12,  2006  and  as  a  condition   to  entering   into  the
Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement he will receive payments totaling $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Promissory Note"). In addition he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, he entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in our condensed consolidated financial statements for the fifty-two weeks ended July 29, 2007.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of income expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                          52 weeks ended
                                              -------------------------------------
                                              July 29,       July 30,       July 31,
                                                2007           2006           2005
                                                ----           ----           ----
Net sales                                      100.0%         100.0%         100.0%
Cost of products sold                           72.8%          72.6%          70.3%
                                               ------         ------         ------

Gross profit                                    27.2%          27.4%          29.7%

Selling and administrative expenses             21.0%          19.8%          20.0%
Employment contract settlement costs             5.5%           0.0%           0.0%
                                               ------         ------         ------
Operating Income                                 0.7%           7.6%           9.7%
                                               ------         ------         ------
Other income (expense), net:
     Investment income                           0.7%           0.5%           0.6%
     Interest expense                           (0.4%)         (0.2%)         (0.2%)
     Foreign exchange gain (loss)                0.3%           0.2%          (0.2%)
                                               ------         ------         ------
                                                 0.6%           0.5%           0.2%
                                               ------         ------         ------
Income before income taxes                       1.3%           8.1%           9.9%
(Benefit) provision for income taxes            (0.6%)          2.3%           2.8%
                                               ------         ------         ------
Net income                                       1.9%           5.8%           7.1%
                                               ======         ======         ======

     Fiscal 2007 Compared to Fiscal 2006

The four-month suspension (June-October 2006) from receiving new contract awards from the U.S. Government at some of our operations caused disruption in our business in several respects which cannot be easily measured, but certainly had an impact on the results of operations in fiscal 2007 both in terms of sales and profitability. While the effects of the suspension were evident during the first quarter, they continued during the second quarter and to a lesser degree in the third quarter due to delays in bookings. The fourth quarter was affected by the second suspension on June 26, 2007 but the impact on the fourth quarter performance was not significant.

Net sales for the fifty-two weeks ended July 29, 2007 were approximately $163.1 million compared to $176.3 million for fiscal 2006, a decrease of $13.2 million (7.5%). The decrease in net sales is partly related to the recording of a $2.2 million claim receivable on a major program during the first quarter of the prior year. In addition, there was a net decline of $11.7 million in microwave systems and assemblies in our domestic operations primarily due to the completion of certain contracts and the timing of shipments, some of which was due to the delays in bookings during the suspension period. Sales of simulation systems at EWST declined $2.3 million due to the completion of certain contracts and the cyclical nature of its business. Commercial sales of medical products were slightly higher, while commercial sales at Herley-CTI decreased $1.8 million as certain commercial programs ended and the transition towards military business progressed. Offsetting these decreases were $4.7 million of increased sales at Herley-Israel of both microwave systems and microwave products.

Our level of inter-company sales, which are eliminated in consolidation, increased to $13.2 million in fiscal 2007 from approximately $10.0 million in fiscal 2006.

Domestic and foreign sales were 73% and 27% respectively of net sales in fiscal 2007, versus 76% and 24% respectively in fiscal 2006.

The gross profit margin in the fifty-two weeks ended July 29, 2007 was 27.2% compared to 27.4% in fiscal 2006, a decline of 0.2%. Contributing to the reduction in the gross profit percentage during fiscal 2007 are the following items:

     o    The booking of the $2.2 million claim receivable in fiscal 2006.

     o Disruptions caused by the four-month suspension from receiving new contract awards from the U. S. Government at some of our operations.

     o    Startup production costs on certain programs.

     o    Product mix of contracts domestically and internationally.

Offset by

     o Revisions in the accrual for contract losses on existing contracts based on current estimates. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B of Form 10-K for the fiscal year ended July 30, 2006) was reduced by $1,144,000 in the fifty-two weeks ended July 29, 2007 (which is included as a reduction of costs of products sold) as a result of changes in the estimated liability for expected losses under the contract.

Selling and administrative expenses for the fifty-two weeks ended July 29, 2007 were 21% of net sales as compared to 19.8% in fiscal 2006. The increase in costs as a percentage of sales is due to the lower net sales in fiscal 2007. Selling and administrative costs declined year to year by $776,000. Increases and decreases are as follows:

     o Stock compensation costs recorded in fiscal 2007 per SFAS 123(R) of $1.0 million, of which approximately $0.3 million was related to the recent employment contract for the Chief Operating Officer. This is an increase of $0.5 million versus fiscal 2006 where the stock compensation costs were $0.5 million.

Offset by

     o Legal costs, net of estimated insurance recoveries, were $1.8 million in fiscal 2007, a decrease of $0.5 million versus fiscal 2006. The majority of the legal costs relate to the defense of the Company associated with the recent indictment.

     o A net decrease of approximately $0.8 million in commission costs across several businesses due to the mix and timing of specific orders.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of July 29, 2007, we have a receivable of $1,778,000 (net of a deductible of $500,000 and a payment received of $684,000 on June 1, 2007) in anticipation of recoveries and the amount is included in other receivables in the accompanying consolidated balance sheet at July 29, 2007. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

Employment contract settlement costs of approximately $8.9 million relate to an agreement effective October 12, 2006 with the Company's co-founder and former Chairman, to terminate his employment agreement with us after 41 years of service. Settlement costs include a cash payment of $3.0 million paid upon the effective date of the settlement agreement, payments due under a Promissory Note and estimated medical and life insurance benefits discounted at an imputed interest rate of 6.75%, plus the fair value of a modification to the stock options held by him using the Black-Scholes option valuation model.

We had operating income for fiscal 2007 of $1.2 million compared to operating income of $13.4 million in fiscal 2006. Excluding the employment contract settlement costs of $8.9 million recorded in the first quarter of fiscal 2007, operating income for fiscal 2007 would have been $10.1 million or 6.2% of net sales, as compared to $13.4 million or 7.6% of net sales in fiscal 2006. The decrease in operating income as a percentage of net sales is primarily attributable to the increase in selling and administrative expenses as a percentage of net sales due to the lower sales volume. Our foreign operations contributed approximately $3.3 million in operating income for fiscal 2007 as compared to $2.7 million in fiscal 2006.

Investment income was $1,186,000, an increase of $346,000 in fiscal 2007 as compared to fiscal 2006 because of interest earned on higher cash balances.

Interest expense was $790,000, an increase of $471,000 as compared to the prior year primarily due to the imputed interest expense related to the employment settlement agreement, as well as interest expense relating to financing the implementation of the ERP software package.

We recognized a net foreign exchange gain of $501,000 in fiscal 2007, versus a gain of $431,000 in fiscal 2006. These foreign exchange gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The benefit for income taxes for fiscal 2007 was $1,019,000 representing a negative effective tax rate of 48.5%, as compared to an effective tax rate of 27.8% in fiscal 2006. The decline in the effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006, (b) an increase in the proportion of overall earnings generated through the Company's foreign operations where earnings are taxed at lower rates than domestically, and (c) the elimination of certain tax accruals that are no longer deemed necessary. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 5% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 11% for fiscal 2007 thereby reducing the effective income tax rate by approximately 47%. The elimination of certain tax reserves that are no longer deemed necessary reduced the effective tax rate by approximately 11%. Other benefits included research and development credits (prior to December 31, 2005), tax benefits attributable to extra territorial income (i.e. export sales), the Section 199 manufacturing deduction, the benefit of stock compensation costs, and tax exempt interest income.

Basic and diluted earnings per common share for the fifty-two weeks ended July 29, 2007 were $.22 per common share each as compared to basic and diluted earnings per common share of $.72 and $.69, respectively, for fiscal 2006. Excluding the impact of the employment contract settlement costs, basic and diluted earnings per common share would have been $.65 and $.63, respectively, for fiscal 2007 as compared to basic and diluted earnings per common share of $.72 and $.69, respectively, for fiscal 2006. A reconciliation of the Non-GAAP earnings per common share calculation is as follows (in thousands except share data):

                                                         Fifty-two weeks ended
                                                         ---------------------
                                                Non-GAAP
                                                Measure          As Reported Under GAAP
                                                July 29,        July 29,        July 30,
                                                2007 (*)          2007            2006
                                                --------        -------         --------

Income before income taxes                       $ 2,099       $  2,099         $ 14,333
Employment contract settlement costs               8,914           -                -
                                                  ------         ------           ------
Income before income taxes                        11,013          2,099           14,333
Provision (benefit) for income taxes               1,900         (1,019)           3,979
                                                  ------         ------           ------
Net income                                       $ 9,113       $  3,118         $ 10,354
                                                  ======         ======           ======
Earnings per common share - Basic                 $ 0.65       $   0.22         $   0.72
                                                    ====           ====             ====
       Basic weighted average shares              13,927         13,927           14,463
                                                  ======         ======           ======
Earnings per common share - Diluted               $ 0.63       $   0.22         $   0.69
                                                    ====           ====             ====
       Diluted weighted average shares            14,395         14,395           15,097
                                                  ======         ======           ======
_____

*    The non-GAAP  disclosure  of net income and basic and diluted  earnings per common share is not  preferable  to GAAP net income and earnings per common share but is shown as a supplement to such disclosure for  comparability to the prior year's  results.  Management  believes that this  information  is
     important  to  investors  for  a  meaningful   analysis  of  our  financial
     performance.

     Fiscal 2006 Compared to Fiscal 2005

Net sales for the fifty-two weeks ended July 30, 2006 were approximately $176.3 million compared to $151.4 million for fiscal 2005, an increase of approximately $24.9 million (16%). Net sales attributable to the acquisitions of MSI and ICI which were completed in the third quarter of fiscal 2005 accounted for an increase of approximately $21.3 million (14%) in net sales. We also experienced an approximate $3.6 million (2%) net increase in sales at our other operations, most significantly as follows:

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

Our level of inter-company sales, which are eliminated in consolidation, increased to $10.0 million in fiscal 2006 from approximately $7.3 million in fiscal 2005.

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

Liquidity and Capital Resources

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility and existing cash reserves. A significant portion of our revenue for fiscal 2008 will be generated from our existing backlog of sales orders. The funded backlog of orders at July 29, 2007 was approximately $132 million of which approximately 74% is expected to ship in fiscal 2008. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. We have approximately $28.5 million available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $11.5 million, and cash reserves at July 29, 2007 of approximately $35.2 million.

As of July 29, 2007 and July 30, 2006, working capital was $103,502,000 and $92,088,000 respectively, and the ratio of current assets to current liabilities was 4.0 and 3.8 to 1 respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of the progress payments was approximately $1,921,000 at July 29, 2007, and $2,573,000 at July 30, 2006. The balance of advanced payments was approximately $7,163,000 at July 29, 2007, and $3,323,000 at July 30, 2006.

Net cash provided by operating activities was approximately $16.4 million in fiscal 2007, an increase of approximately $1.1 million compared to $15.3 million in fiscal 2006. Net income was $3.1 million in fiscal 2007 compared to $10.4 million in fiscal 2006, a decrease of approximately $7.2 million. Employment contract settlement costs of approximately $8.9 million (including a cash payment of $3.0 million) accounted for a significant portion of the reduction in net income.

Other significant increases in cash provided by operating activities during fiscal 2007 versus fiscal 2006 include the following:

     o A reduction of approximately $2.6 million in the amount of cash invested in inventories,

     o An increase of approximately $5.9 million in cash generated from collection of accounts receivable during fiscal 2007 versus fiscal 2006, and

     o An increase of approximately $2.4 million in cash generated through advance payments from customers on contracts during the course of fiscal 2007.

Offset primarily by the following decreases in cash provided by operating activities:

     o An increase of approximately $2.7 million in the amount of cash invested in "Costs incurred and income recognized in excess of billings on uncompleted contracts,"

     o    An increase in cash invested in other receivables of $2.7 million,

     o A decrease of approximately $1.1 million in the accrual for contract losses, and

     o A $1.5 million net decrease due to changes in deferred tax assets and liabilities.

Net cash used in investing activities includes:

     o A final milestone payment of $0.2 million in connection with the Xytrans license of certain technology to be used in missile and millimeter wave products. (See Note A-9.)

     o    Capital expenditures of $4.9 million.

     o Proceeds from the sale of demonstration equipment in the United Kingdom of $0.2 million.

Net cash provided by financing activities of $1.4 million results from the following:

     o Borrowings of $1.7 million in connection with the implementation of an ERP software package.

     o    Proceeds from the exercise of stock options for $1.2 million.

Offset by

     o Aggregate payments of $1.8 million related to our long-term debt and the employment settlement liability.

During fiscal 2007, we borrowed and repaid $17.9 million under our revolving credit facility for short-term working capital needs.

Dividend Policy

We have not paid cash dividends in the Company's history. Our board of directors evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Bank Line of Credit

On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. The Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.5 million at July 29, 2007. If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Funded backlog as of July 29, 2007 was approximately $132 million. There were no borrowings under the line at July 29, 2007 and July 30, 2006.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.

We have outstanding an aggregate of approximately $20,025,000 in open purchase orders as of July 29, 2007. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

We utilized off-balance sheet arrangements to provide performance guarantees to certain customers in case of our default in performance of certain contracts under which advance payments have been received. These arrangements consist of standby letters of credit. Off-balance sheet arrangements are not considered to be a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts.

The following table summarizes the Company's contractual financial obligations and other contingent commitments, including interest, at July 29, 2007 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----        -----
     Mortgage Note                     $    2,494   $      280   $    2,214     $    -        $   -
     Industrial Revenue Bonds               3,370          221          442          440        2,267
     Employment Settlement Agreement        6,055        1,113        2,516        2,426          -
     Operating Lease Obligations           15,448        3,551        6,366        4,300        1,231
     Purchase Obligations                  20,025       18,661        1,123          241          -
                                           ------       ------      -------       ------        -----
     Standby Letters of Credit             11,535        3,114        4,283        4,076           62
                                           ------       ------       ------       ------        -----
     Total Contractual Obligations     $   58,927   $   26,940   $   16,944     $ 11,483      $ 3,560
                                           ======       ======       ======       ======        =====

Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy discussed earlier, we entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between us and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement he will receive a total payment of $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006. In addition he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

We have an employment agreement with our Chairman/Chief Executive Officer (the "Executive") which expires December 31, 2012, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 29, 2007 of $707,319 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income.

The agreement also provides that, in the event there is a change in control, the Executive has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 29, 2007, the amount payable in the event of such termination would be approximately $7,709,000.

In addition, the agreement provides for a consulting period of ten years at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

We entered into an employment agreement with our Chief Operating Officer as of June 4, 2007 which expires July 31, 2010, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an initial annual salary of $350,000 (subject to a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ending August 3, 2008 shall be paid at a minimum of $300,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump sum payment of $500,000 representing full consideration under the consulting period.

Certain other executive officers have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of July 29, 2007 of $620,000.

An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

Several officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $3,440,000 through September 30, 2008 in the event of a change of control as defined in the agreements. Several other employees have severance agreements, in the event of termination of employment except for cause, expiring at various dates from August 2007 through April 2009, providing for an aggregate payment as of July 29, 2007 of $1,990,000.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We will evaluate the impact of adopting SFAS 159 but do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for our fiscal year beginning August 4, 2008. We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the "rollover" method, which focuses primarily on the impact of a misstatement on the income statement, and the "iron curtain" method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the "dual approach" and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The provisions of SAB 108 are effective for our fiscal years beginning July 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 in the first quarter of fiscal 2008. We are still evaluating the potential impact, if any, upon adoption.

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

We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately 88% of our contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 10% to 15% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting on the cost to cost method. Under this method, revenue is recorded based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

The effect of any change in the estimated gross margin percentage for a contract is reflected in the period in which the change is known. Prospective losses on long-term contracts are based upon the anticipated excess of costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the final costs and contract terms.

Inventories are stated at lower of cost (principally first-in, first-out) or market. A valuation allowance for obsolete and slow-moving inventory is established based upon an aging of raw material components. Current requirements for raw materials are evaluated based on current backlog of orders for products in which the components are used and anticipated future orders.

Goodwill is tested for impairment in accordance with SFAS No. 142 using a fair value approach applied to our single reporting unit. Impairment charges are recognized for amounts where the reporting unit's goodwill exceeds its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year. Any future impairment of goodwill will be charged to operations. We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2007 using our current market capitalization, which in an active market for our common stock, we consider a reasonable indication of implied fair value. Based on this initial step in the test for impairment, we concluded there was no impairment of goodwill at July 29, 2007.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation costs includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for our employees. As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For the fiscal years 2007, 2006 and 2005, EWST accounts for approximately 3% to 5% of our consolidated net sales, based in part on the rate at which EWST's Sterling denominated financial statements have been converted into U.S. dollars. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2007, for example, would have reduced sales by approximately $473,000, and would have increased our consolidated operating income by approximately $63,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2007 were 1.95, 2.03 and 1.88 respectively. A 10% decline in the average value of Sterling in fiscal 2006, for example, would have reduced sales by approximately $680,000, and would have increased our consolidated operating income by approximately $146,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2006 were 1.79, 1.87 and
1.73 respectively.

We have made inter-company advances to EWST in the aggregate amount of approximately $7.6 million at July 29, 2007 that were previously considered long-term advances. Since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2008, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note G of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $42,000 as of July 29, 2007. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. We may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.5 million at July 29, 2007. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Funded backlog as of July 29, 2007 was approximately $132 million out of a total backlog of approximately $137 million. There were no borrowings outstanding under our revolving credit facility as of July 29, 2007.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows (in thousands):

          Fiscal year ending                             Bonds
          ------------------                             -----
                2008                                   $   120
                2009                                       125
                2010                                       130
                2011                                       135
                2012                                       140
                2013 and later                           1,825
                                                         -----
                                                       $ 2,475
                                                         =====

                Fair value                             $ 2,517
                                                         =====

We do not anticipate any other material changes in our primary market risk exposures in fiscal 2008.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures


I.   Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive officer (Chairman of the Board/Chief
     Executive Officer) and principal financial officer (Vice President and Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 29, 2007 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

II.  Changes in Internal Control over Financial Reporting.

     During the quarter ended July 29, 2007, there were certain insignificant changes in our internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management's Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of July 29, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

     Based on the COSO criteria, we believe our internal control over financial reporting as of July 29, 2007 was effective.

     Our internal control over financial reporting as of July 29, 2007 has been audited by Marcum & Kliegman LLP, independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Audit Committee of the
Board of Directors and Shareholders
of Herley Industries, Inc.

We have audited Herley Industries, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of July 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Herley Industries, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of July 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of July 29, 2007 and July 30, 2006 and the related consolidated statements of income, shareholders' equity, and cash flows and the related financial statement schedule for the fifty-two (52) weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 of the Company and our report dated October 11, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Marcum & Kliegman LLP


Marcum & Kliegman LLP
Melville, New York
October 11, 2007

Item 9B.  Other Information

       Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of the Registrant

                                                                                                       Director
      Name of Director                          Age      Principal Occupation                            Since
      ----------------                          ---      --------------------                          --------

  Myron Levy                                     66       Chairman of the Board
                                                             and Chief Executive Officer                  1992
  Rear Admiral Edward K. Walker, Jr. (Ret.)      74       Vice Chairman of the Board                      1997
  (1)                                                        (2) (3)
  Dr. Edward A. Bogucz (1) (3)                   51       Executive Director of the New York Center       2003
                                                             of Excellence in Environmental Systems
  Rear Admiral Robert M. Moore (Ret.) (1) (2)    68       Business and Financial Management Consultant    2003
  John A Thonet                                  57       President of Thonet Associates                  1991
  Carlos C. Campbell (2) (3)                     70       Business and Financial Management Consultant    2005
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

Carlos C. Campbell operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both publicly traded companies. He is a veteran of nine years as a Naval Flight Officer and served in the Administration of President Reagan as the Assistant Secretary for Economic Development, U.S. Department of Commerce.

Executive Officers of the Registrant

         Name                Age      Position
         ----                ---      --------

  Myron Levy                 66     Chairman of the Board,
                                    Chief Executive Officer,
                                    and Director
  John M. Kelley             54     President
  Jeffrey L. Markel          59     Chief Operating Officer
  Kevin J. Purcell           49     Vice President and Chief Financial Officer
----------

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

Jeffrey L. Markel was appointed Chief Operating Officer in June 2007. Prior to joining Herley, Mr. Markel was employed at BAE Systems serving as President of the Network Enabled Systems Line of Business since 1997. From 1994 to 1997 he was Vice President of Program Management for GEC Marconi. His prior employment was at Hazeltine Corporation, with his last position there being Vice President, Communication Systems. Mr. Markel has over 38 years of experience in the defense industry encompassing electronic systems, sub-systems, and components. His educational background includes a Bachelor of Science in Mechanical Engineering and a Bachelor of Arts in Applied Science from Lehigh University, as well as a Masters in Business Administration from Long Island University.

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

Committees of the Board of Directors

     Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission ("SEC") rules. During fiscal 2007, the Audit Committee of the Board of Directors of the Company consisted of Edward K. Walker (Chairman), Robert M. Moore, and Edward A. Bogucz. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the audit committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

     Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker and Robert M. Moore. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and are independent directors under NASDAQ listing standards.

     Nominating Committee

Our Nominating Committee currently consisting of Carlos C. Campbell, Chairman, Edward K. Walker, and Edward A. Bogucz, each of whom is an independent director, identifies individuals qualified to become Board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur and, prior to each Annual Meeting of Shareholders, recommends a slate of nominees for election as Directors at such meeting.

     Governance and Ethics Committee

Our Governance and Ethics Committee, currently consisting of Robert M. Moore, Chairman, Edward K. Walker and Carlos C. Campbell, each of whom is an independent director, monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Stockholder Recommendations for Board Nominees

The   Governance   and   Nominating    Committee   will   consider   stockholder
recommendations for candidates for the Board. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate's willingness to serve, if elected, and evidence of the nominating stockholder's ownership of Company stock, should be sent to the attention of the Secretary of the Company.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2007, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our Named Executive Officers ("NEOs") (as defined in the Summary Compensation Table below) and places in perspective the data presented in the tables and narrative that follow.

       Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives' interests with those of our stockholders.

The compensation plans for our executive officers have three principal elements: a base salary, discretionary cash incentive bonuses linked to achievement of financial and strategic goals and equity-based incentive compensation. In addition, we provide our executive officers a variety of benefits that in most cases are available generally to all of our salaried employees. We view the components of compensation as related but distinct. Although the Compensation Committee of our Board of Directors (the "Committee") reviews the total compensation of our executive officers, we do not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components. We do believe that the executive compensation package should be fair and reasonable when taken as a whole.

We have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation. However, our philosophy is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if our company and our stock price perform well over time.

We also believe that executive officers should have a greater percentage of their equity compensation in the form of stock options rather than restricted stock or restricted stock unit awards, as stock options have greater risk associated with them than these other equity grants. We believe that our executive officers should have a larger portion of their equity incentive awards at risk as compared with our other employees.

     Role of Executive Officers in Compensation Decisions

Mr. Myron Levy, our Chief Executive Officer, annually reviews the performance of each of our other executive officers. The conclusions reached by Mr. Levy and his recommendations based on these reviews, including with respect to salary adjustments, incentive awards and equity award amounts, are presented by Mr. Levy to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. The Committee makes all final compensation decisions for each of our executive officers.

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer .

     Role of the Compensation Committee

The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker and Robert M. Moore. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and are independent directors under NASDAQ listing standards.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to make decisions regarding executive officers total compensation, and subject to the approval of the Board, our Chief Executive Officer's total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in October 2007.

     Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to the Company as well as the tax consequences to our employees. We account for equity compensation paid to our employees under SFAS 123(R), which requires us to estimate and record and expense over the service period of the award. The SFAS 123(R) cost of out equity awards is considered by management as part of our equity grant recommendations to the Committee. Our equity grant practices have been impacted by SFAS 123(R), which we adopted in the first quarter of our 2006 fiscal year.

Section 162(m) of the Internal Revenue Code places a limit of $1million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our five most highly compensated executive officers. The $1 million limit does not apply to compensation that is considered "performance based" under applicable tax rules. Our executive stock options are intended to qualify as "performance-based," so that compensation attributable to those options is fully tax deductible.

We also consider the tax impact to employees in designing our compensation programs, particularly our equity compensation programs. For example, employees generally control the timing of taxation with respect to the exercise of stock options.

Components of our Executive Compensation Program

     Base Salary

We establish base salaries that are sufficient, in the Committee's judgment, to retain and motivate our NEOs while taking into account the unique circumstances of our Company. In determining appropriate salaries, the Committee considers each NEO's scope of responsibility and accountability within our Company and reviews the NEO's compensation, individually and relative to other officers, as well as similarly situated companies. We have entered into employment agreements with our NEOs which provide for adjustments as set forth more fully below in the section titled "Employment Agreements." In fiscal 2007, there were no increases in any NEO's salary beyond what is called for in the individual employment agreements, such as cost-of-living increases.

     Discretionary Cash Incentive Bonuses

     The Committee believes that discretionary cash bonus compensation for NEOs should be directly linked to our overall corporate financial performance, individual performance and our success in achieving both our short-term and long-term strategic goals. In assessing the performance of our Company and our NEOs during fiscal 2007, the Committee considered our performance in the following areas:

     o    Increase levels of component integration and value added content;

     o    Enhancement of our manufacturing capabilities;

     o    Pursuit of selective commercial opportunities;

     o    Maintaining leadership in microwave technology;

     o    Strengthening and expanding customer relationships;  and

     o    Maintaining our reputation for integrity.

In fiscal 2007, the Committee awarded Mr. Levy an incentive cash bonus of $369,000 based on his employment agreement and on a number of factors, including his strong performance as Chairman of the Board and CEO, his assumption of responsibilities of our former Chairman and the comparison of his salary to our other NEOs, as well as our peer group. Mr. Kelley received a discretionary cash bonus of $50,000 and Mr. Purcell received $10,000. Mr. Markel did not receive a discretionary bonus in fiscal 2007 as his employment with us did not begin until June 2007. The bonuses awarded by the Committee for fiscal 2007 are detailed in the Summary Compensation Table on page 39.

Our bonuses are structured to be deductible under Section 162(m) of the Internal Revenue Code which denies publicly-held corporations a federal income tax deduction for compensation in excess of $1 million paid to the CEO and the four other most highly compensated officers during a fiscal year unless the compensation is "performance-based." We believe that our process of awarding cash bonuses satisfies this requirement; however, there can be no assurance that any amounts paid as discretionary cash bonuses will be deductible.

In view of the scope of the employment agreements we have with our NEOs, we do not expect changes in the manner in which discretionary cash bonuses are awarded to our NEOs.

     Equity-Based Long Term Incentive Compensation

We believe that our equity incentive compensation arrangements are an important factor in developing an overall compensation program that is competitive with our peer group of companies and that aligns the interests of our NEOs with those of our stockholders.

We believe that stock options effectively align the long-term interests of management with our stockholders. Additionally, we believe that our NEO's should have a greater percentage of their equity awards at risk as compared with our other employees. Since NEOs do not benefit from stock options unless the price of our stock increases after the grant date as compared with the grant price, they clearly provide NEOs with an added incentive to build shareholder value. We have not in the past, repriced the exercise price for stock options that have been granted when the future stock price has decreased below the exercise price of such stock options. The date of our awards of stock options is established by the Committee at a meeting held approximately four to six weeks prior to the date of grant. Our stock options grants for fiscal 2007 granted stock options to our NEOs as set forth in the table on page 38. Grants of stock options vest over a period of years in order to serve as an inducement for the NEOs to remain in the employ of our Company. It is contemplated that we will continue to offer stock options as the principal component of our equity compensation arrangement for our NEOs.

The number of shares of stock options awarded to our NEOs is established by the Committee in consultation with our CEO, taking into account a number of factors, including the position, job performance and overall responsibility of each NEO. Since the value of the stock options granted to our NEOs is based upon the price of our shares, the Committee believes that the granting of stock options is a significant incentive to our NEOs to continue to build shareholder value. The Committee also believes that the multi-year vesting periods for the stock options will be helpful in linking equity compensation to long-term performance.

     Executive Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Executive Compensation Tables

     Summary Compensation Table

The following table sets forth the annual and long-term compensation with respect to our Chairman, Chief Executive Officer ("Principle Executive Officer"), our Chief Financial Officer ("Principle Financial Officer") and our other most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended July 29, 2007.

                                                                               Non-Equity
  Name and Principal                                             Option      Incentive Plan      All Other
       Position          Year       Salary       Bonus (2)     Awards (3)     Compensation    Compensation (5)      Total
       --------          ----       ------       ---------     ----------     ------------    ----------------      -----
 Myron Levy, Chairman   2007    $ 713,126 (1)         -                -      $ 369,069 (4)      $ 18,677       $ 1,100,872
   of the Board and
   Chief Executive
   Officer
 John M. Kelley,        2007    $ 250,000       $ 50,000      $    7,356            -            $ 12,031       $   319,387
   President
 Jeffrey L. Markel,     2007    $  47,116             -       $  299,346            -               -           $   346,462
   Chief Operating
   Officer (6)
 Kevin J. Purcell       2007    $ 220,000       $ 10,000      $   75,871             -           $ 14,660       $   320,531
   Chief Financial
   Officer
--------

(1) Includes a cost of living adjustment of $27,371 for Mr. Levy under his employment contract.
(2)  Executive bonuses are paid at the discretion of the board of directors.
(3) Amounts represent the aggregate expense recognized for financial statement reporting purposes with respect to fiscal 2007 in accordance with SFAS 123(R) for stock options granted to the Named Executive Officers in the current fiscal year or in prior fiscal years (disregarding estimates of forfeitures for service-based vesting). SFAS 123(R) expense for the stock options is based on the fair value of the options on the date of grant using the Black-Scholes option-valuation model. The assumptions used in determining the fair value of the options are set forth in Note A-13 of Notes To Consolidated Financial Statements contained elsewhere in this Form 10-K for the year ended July 29, 2007.
(4)  Represents incentive compensation under Mr. Levy's employment agreement.
(5) The following table describes each component of the "All Other Compensation" column in the "Summary Compensation Table" above.

                                                                Other
                   Matching                                     Personal
                   Contribution                                 Including
                   to Employee                    Medical       Personal
                   Savings       Supplelmental    Insurance     Use of
                   Plan          Life Insurance   Benefits      Auto        Total
                   -----------   --------------   ---------     ----------  -----
Myron Levy          $ 8,800         $ 4,572        $ 1,552      $ 1,260   $ 18,677
John M. Kelley        8,800             828           -           2,403     12,031
Kevin J. Purcell      8,800             225           -           5,635     14,660

(6) Mr. Markel was appointed Chief Operating Officer on June 4, 2007 at an annual rate of compensation of $350,000.

     Grants of Plan-Based Awards in Fiscal 2007

The following table sets forth certain information concerning stock options granted to the Named Executive Officers during fiscal 2007.

                                                     All Other     Exercise
                                                  Option Awards:   or Base
                                                    Number of      Price of    Grant Date
                                                    Securities      Option     Fair Value
                                                    Underlying      Awards      of Option
                Name             Grant Date        Options (#)(1)  ($/Sh)        Awards
                ----             ----------        --------------  --------   ----------
          John M. Kelley          6/8/2007            17,500       $ 17.82    $   128,590
          Jeffrey L. Markel       5/9/2007           250,000       $ 15.77    $ 1,426,275
--------

(1) Options issued in fiscal 2007 were at 100% of the closing price of our common stock on the date of issue and vest as follows: Mr. Kelley - one fifth of the options vest one year from date of grant and one fifth each year thereafter; Mr. Markel - one fifth on June 1, 2007 and one fifth each year thereafter.

(2) The amounts under the column labeled "Grant Date Fair Value of Option Awards" is the fair value of the stock options under SFAS 123 (R) granted to the named executives in 2007, which is the amount that the Company will expense in its financial statements over the option's vesting schedule. These amounts reflect the Company's accounting expense and may not correspond to the actual value that will be recognized by the named executives.

     Outstanding Equity Awards at Fiscal 2007 Year End

The following table provides information with respect to each unexercised stock option held by the Named Executive Officers as of July 29, 2007.

                                                  Option Awards
                                                  -------------
                           Number of         Number of
                           securities        securities
                           underlying        underlying
                          unexercised       unexercised        Option       Option
                          options (#)         options         Exercise    Expiration
         Name             Exercisable    (#) Unexercisable   Price ($)       Date
         ----             -----------    -----------------   ---------     ----------
       Myron Levy           225,000              -            $ 10.45      5/18/2010
                            150,000              -            $  8.38      3/12/2011
                            250,000              -            $ 13.10      12/3/2011
                            250,000              -            $ 19.52      5/21/2012
                            200,000              -            $ 17.98       5/2/2015
       John M. Kelley         7,500              -            $  7.25     11/30/2008
                             17,500              -            $ 19.52      8/21/2007
                             10,000              -            $ 19.83     12/23/2009
                             40,000              -            $ 17.98       5/2/2010
                              -               17,500          $ 17.82       9/8/2012
       Jeffrey L. Markel     50,000          200,000          $ 15.77       5/9/2017
       Kevin J. Purcell       5,000           20,000          $ 19.38       9/2/2011

     Option Exercises in Fiscal 2007

The following table sets forth stock options exercised during fiscal 2007 by the Named Executive Officer.

                           Number of
                             Shares            Value
                            Acquired          Realized
                               on                on
         Name             Exercise (#)    Exercise ($)(1)
         ----             ------------    ---------------
John M. Kelley                12,000           $ 41,901
-------

(1) Value is calculated by subtracting the exercise price from the trading price of the common stock as of the exercise date.

Employment Agreements

Myron Levy entered into an employment agreement with us, dated as of July 29, 2002 which expires December 31, 2012, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 29, 2007 at the rate of $707,319 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income. Incentive compensation earned for fiscal year ended July 29, 2007 was $369,000. At the end of the employment period, the agreement provides for a ten-year consulting period at an annual compensation rate equivalent to one-half of Mr. Levy's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

The employment agreement with Mr. Levy provides for certain payments following death or disability, and also provides that, in the event there is a change in control, as defined, he has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual incentive (based on the average of the three highest annual incentive awarded during the ten preceding years) for the remainder of the employment term. As of July 29, 2007, the amount payable in the event of such termination would be approximately $7,709,000.

John M. Kelley entered into an employment agreement with us, dated as of June 7, 2006 which expires June 6, 2009. The agreement provides for an annual salary as of July 29, 2007 at the rate of $250,000, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors. In addition, Mr. Kelley has entered into a severance agreement with us which provides that in the event of a change in our control, as defined, prior to September 30, 2008, he is entitled to two years' base salary.

Mr. Jeffrey Markel entered into an employment agreement with us, dated as of June 4, 2007 which expires July 31, 2010, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an initial annual salary of $350,000 (subject to a semi-annual cost of living adjustment based on the consumer  price  index),  and an initial  award of 250,000  non-qualified  stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ending August 3, 2008 shall be paid at a minimum of $300,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event of a change in our control, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump sum payment of $500,000 representing full consideration under the consulting period.

Kevin J. Purcell entered into an employment agreement with us, dated as of June 7, 2006 which expires June 6, 2009. The agreement provides for an annual salary as of July 29, 2007 at the rate of $220,000, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors. In addition, Mr. Purcell has entered into a severance agreement with us which provides that in the event of a change in our control, as defined, prior to June 10, 2008, he is entitled to two years' base salary.

Several other officers and key employees have severance agreements providing for an aggregate lump sum payment of approximately $3,440,000 through September 30, 2008 in the event of a change of control as defined in the agreements.

Estimate of Potential Payments upon Termination or Change in Control

The following table provides an estimate of the potential payments and benefits that each of the Named Executive Officers would be entitled to receive upon termination of employment under various circumstances and upon a change of control. In each case, the table assumes the executive's termination or the change of control occurred on July 29, 2007. The table does not include payments the executive would be entitled to receive in the absence of one of these specified events such as from the exercise of previously-vested stock options, which amount can be calculated from the Outstanding Equity Awards at Fiscal 2007 Year End table. The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company's 401(k) plan.

                                                                                        Termination
                                                                                     without Cause or
                                                Termination                           a Constructive
                                               without Cause                            Termination
                                              prior to Change        Change in        after a Change
            Name              Benefit            in Control         Control(1)        in Control(4)
            -----             --------       ----------------      -----------      ---------------
     Myron Levy           Severance (5)         $ 7,709,000         $ 7,709,000        $ 7,709,000

     John M. Kelley       Severance                    -            $   500,000               -

     Jeffrey L. Markel    Severance (5)         $ 2,450,000 (2)                 (3)    $ 2,450,000(2)

     Kevin J. Purcell     Severance                    -            $   440,000               -
-------

(1) Change in control is defined as such term is presently defined in Regulation 240.12b-2 under the Securities Exchange Act of 1934; or if any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act other than the Company or any "person" who is a director or officer of the Company, becomes the "beneficial owner" (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%), (20% in the case of Mr. Levy and 50.1% in the case of Mr. Markel), of the voting power of the Company's then outstanding securities; or if individuals who constitute the Board of Directors cease for any reason to constitute at least a majority thereof.
(2) In the event of termination without cause or a "constructive termination", Mr. Markel would be entitled to receive a lump-sum payment of approximately $1,950,000 representing three times his salary and estimated incentive, plus $500,000 in settlement of his consulting agreement.
(3) In the event of a change in control as defined in (1) above, Mr. Markel has the option to terminate his employment agreement at any time after July 31, 2012 and receive a lump-sum payment of approximately $1,900,000.
(4) A "constructive termination" event is (1) a material reduction of the annual base and incentive compensation opportunities specified in the officer's employment agreement to which he does not consent, (2) a failure of Herley's successor after a change of control to assume the officer's employment agreement, (3) a substantial change in the officer's position or responsibility or (4) the officer's position relocates to more than 35 additional commute miles (one way).
(5) If any payments or benefits received by Messrs. Levy or Markel would be subject to the "golden parachute" excise tax under Section 4999 of the Internal Revenue Code, we would be required to pay him such additional amounts as may be necessary to place him in the same after-tax position as if the payments had not been subject to the excise tax.

Equity Compensation Plan Information

         The following table sets forth the indicated information as of July 29, 2007 with respect to our equity compensation plans:

                                                                                                 (c)
                                                                                       Number of securities
                                                (a)                                    remaining available
                                        Number of securities            (b)            for future issuance
                                        to be issued upon       Weighted-average       under equity
                                        exercise of             exercise price of      compensation plans
                                        outstanding options,    outstanding options,   (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                           -------------------     -------------------    ------------------------
Equity compensation by plans
approved by security holders                   2,383,643               $ 13.35                         1,779
Equity compensation plans not
approved by security holders                   1,256,807               $ 17.65                       220,700
                                               ---------                                             -------
Total                                          3,640,450               $ 14.84                       222,479
                                               =========                                             =======

     The following information is provided about our stock option plans:

     2006 New Employee Stock Option Plan. The 2006 New Employee Stock Option Plan covers 500,000 shares of common stock (as amended June 8, 2007). Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 250,000 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 217,000 shares of common stock are available for grant and 283,000 were outstanding at July 29, 2007.

     2003 Stock Option Plan. The 2003 Stock Option Plan covers 1,000,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 97,000 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 3,700 shares of common stock are available for grant and 966,800 were outstanding at July 29, 2007.

     2000 Stock Option Plan. The 2000 Stock Option Plan covers 1,500,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 26,000 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 1,750 shares of common stock are available for grant and 1,225,300 were outstanding at July 29, 2007.

     1998 Stock Option Plan. The 1998 Stock Option Plan covers 2,250,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 33,500 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 29 shares of common stock are available for grant and 1,053,792 were outstanding at July 29, 2007.

     1997 Stock Option Plan. The 1997 Stock Option Plan covers 2,500,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. No options were granted under this plan during the fiscal year ended July 29, 2007 and there are no options available for grants. At July 29, 2007, options to purchase 104,551 shares of common stock were outstanding under this plan.

     1996 Stock Option Plan. The 1996 Stock Option Plan, which has now expired with respect to the granting of new options, covers 1,000,000 shares of common stock. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise prices of the options granted under the plan were at the fair market value at the date of grant. The options expire not later than ten years from the date of grant. At July 29, 2007, non-qualified options to purchase 7,007 shares of common stock were outstanding under this plan.

Employee Savings Plan

We maintain an Employee Savings Plan ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code (the "Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made by us, depending on profits. The aggregate benefit payable to an employee is dependent upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. ICI also has a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 6% of compensation, subject to the Code limitations discussed above. We recognized expenses of approximately $1,766,000, $1,773,000 and $1,038,000 under the plans for the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005, respectively. We also contributed to a similar plan through EWST whereby we match employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for 2007, 2006 and 2005 were approximately $75,200, $55,900 and $60,600, respectively. For the year ended July 29, 2007, $8,800 was contributed by us to this plan for each of Messrs. Levy, Kelley, and Purcell. A total of $66,437 was contributed for all officers and directors as a group.

     Directors' Compensation

Directors who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation to Board Members. Directors who are not our employees receive an annual fee of $15,000 and a fee of $1,500 for each interim board of directors meeting attended. The Corporate Governance Committee Chairman receives an annual fee of $15,000, and other members of the Corporate Governance Committee receive $5,000 annually. The Audit Committee Chairman receives an annual fee of $25,000, and other members of the Audit Committee receive $10,000 annually. The Compensation Committee Chairman receives an annual fee of $7,500, and other members of the Compensation Committee receive $5,000 annually. The Nominating Committee Chairman receives an annual fee of $7,500, and other members of the Nominating Committee receive $5,000 annually.

Equity Compensation to Board Members. The Company grants options to purchase shares of the Company's Common Stock to its outside directors on a periodic basis. During fiscal 2007, the Company granted options to purchase 60,000 shares of common stock at a price of $17.82 per share to its outside directors as follows:

             Rear Admiral Edward K. Walker, Jr. (Ret.)            15,000
             Dr. Edward A. Bogucz                                 12,500
             Rear Admiral Robert M. Moore (Ret.)                  12,500
             John A. Thonet                                       10,000
             Carlos C. Campbell                                   10,000

These shares fully vested on the grant date.

Other. Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies. The Company also provides directors' and officers' liability insurance and indemnity agreements for our directors. No other compensation is provided to our directors.

     Non-management Directors' Compensation for Fiscal 2007

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Levy, our Chief Executive Officer, who receives no additional compensation for his service on our Board) for all of fiscal 2007. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, except for expenses incurred in connection with attendance at board meetings which in the aggregate are less than $10,000 each, made any equity or non-equity awards to directors, or paid any other compensation to directors.

                                           Fees Earned
                                           or Paid in    Option Awards
 Name                                       Cash ($)       ($)(1)(2)     Total ($)
 -----                                      --------       ---------     ---------
Rear  Admiral  Edward  K.  Walker,  Jr.     $57,500        $56,687        $114,187
 (Ret.)
Dr. Edward A. Bogucz                        $45,000        $47,239        $ 92,239
Rear Admiral Robert M. Moore (Ret.)         $55,000        $47,239        $102,239
John A. Thonet                              $22,500        $37,791        $ 60,291
Carlos C. Campbell                          $35,000        $37,791        $ 72,791
----------

(1) These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS 123(R). Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note A-15 of the Notes to Consolidated Financial Statements included in this Annual Report.

(2) The aggregate number of options outstanding to purchase shares of our common stock as of July 29, 2007, as set forth following their respective names, is as follows: Mr. Walker 72,000 shares, Dr. Bogucz 37,500 shares, Mr. Moore 37,500 shares, Mr. Thonet 87,500 shares and Mr. Campbell 35,000 shares.

     Compensation Committee Interlocks and Insider Participation

In fiscal 2007, our Compensation Committee consisted of Dr. Edward A. Bogucz, and Messrs. Edward K. Walker, Jr., and Robert M. Moore. None of these persons were our officers or employees during fiscal 2007 nor had any relationship requiring disclosures in this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of our common stock as of September 28, 2007 by (a) each beneficial owner of 5% or more of our outstanding stock known to us, based solely on filings with the Securities and Exchange Commission, (b) each of our directors,
(c) each of our Named Executive Officers and (d) all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 13,977,115 shares of our common stock outstanding as of September 28, 2007. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Herley Industries, Inc., 101 North Pointe Boulevard, Lancaster, PA 17601.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after September 28, 2007 through the exercise of any stock option. The "Percentage of Shares" column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.

                                                           Common Stock                      % of Outstanding
Name of Beneficial Owner                            Beneficially Owned (1) (2)                   Shares
------------------------                            --------------------------            -----------------------
Myron Levy                                                     1,531,615                          10.2%
John M. Kelley                                                    74,923                            *
Jeffrey L. Markel (3)                                             50,000                            *
Kevin J. Purcell (4)                                                5000                            *
Carlos C. Campbell                                                35,000                            *
John A. Thonet (5)                                               108,649                            *
Adm. Edward K. Walker, Jr. (Ret.)                                 73,500                            *
Dr. Edward A. Bogucz                                              37,575                            *
Adm. Robert M. Moore (Ret.)                                       37,500                            *
Third Avenue Management, Inc. (6)                              2,743,511                          19.6%
GAMCO Investors (7)                                            1,477,147                          10.6%
Dimensional Fund Advisors, Inc. (8)                            1,177,249                           8.4%
Lee N. Blatt (9)                                               1,544,399                          10.1%
Directors and executive
  officers  as a group
  (9 persons)                                                  1,953,792                          12.7%
-------
 * Indicates ownership of less than one percent.

(1) No officer or director owns more than one percent of the outstanding shares of common stock unless otherwise indicated. Ownership represents sole voting and investment power.
(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of September 28, 2007 pursuant to stock options awarded under our stock option plans:

              Myron Levy                    1,075,000         John A. Thonet                       87,500
              John M. Kelley                   87,000         Adm. Edward K. Walker, Jr.           72,000
              Jeffrey L. Markel                50,000         Dr. Edward A. Bogucz                 37,500
              Kevin J. Purcell                  5,000         Adm. Robert M. Moore                 37,500
              Carlos C. Campbell               35,000         Directors and executive
                                                               officers as a group              1,457,000

(3)  Mr. Markel was appointed Chief Operating Officer in June 2007.
(4) Mr. Purcell was appointed Vice President and Chief Financial Officer in June 2006.
(5) Does not include 155,998 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 30,669 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.
(6)  Address is 622 Third Avenue, New York, NY 10017.
(7)  Address is One Corporate Center, Rye, NY 10580.
(8)  Address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(9) Includes beneficial ownership of 1,301,000 shares that may be acquired within 60 days of September 28, 2007 pursuant to stock options. Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 21,099 shares held in his IRA was granted to the Company's Chairman, Myron Levy. Mr. Blatt's address is 471 N. Arrowhead Trail, Vero Beach, FL 32963

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective   October  12,  2006  and  as  a  condition   to  entering   into  the
Administrative Agreement with the Department of the Navy (see Note A.1), the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between the Company and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement he will receive a lump sum payment of $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a Promissory Note dated effective October 12, 2006. In addition he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant.

In connection with the move of the Amityville facilities of GMC in fiscal 1999, the Company entered into a 10 year lease agreement with a partnership partially owned by the children of an officer of the Company. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, the Company entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually. On August 24, 2005, the Company amended the agreement to incorporate the two individual leases into a single lease and extended the term of the lease to August 31, 2010.

Item 14.  Principal Accountant Fees and Services.

Marcum & Kliegman LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal years 2007, 2006, and 2005. The following table sets forth estimated fees for the audits of the fiscal years ended July 29, 2007 and July 30, 2006 performed by Marcum & Kliegman LLP:

                                                    2007             2006
                                                    ----             ----
          Audit fees (1)                       $ 568,000         $ 475,000
          Audit relatred fees (2)               $ 60,000              -
------------

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, Sarbanes-Oxley 404 related services, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre-approved by the Audit Committee.

(2)  Audit related fees includes the audit of our 401k plan.


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

Marcum & Kliegman LLP did not render any other non-audit related services during fiscal years 2007 and 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2 1997 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 10,
     1997).
10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12,
     2001).
10.5 2003 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 11,
     2003).
10.6 Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.5 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.7 Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.8 Agreement and Plan of Reorganization dated as of July 8, 1997 among the Company, Metraplex Acquisition Corporation and Metraplex Corporation (Exhibit 2.1 of Registration Statement Form S-3 dated September 4, 1997).
10.9 Agreement and Plan of Merger dated as of August 21, 1998 among General Microwave Corp., Eleven General Microwave Corp., Shareholders, GMC Acquisition Corporation and Registrant (Exhibit 1 of Schedule 13D dated August 28, 1998).
10.10 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.11 Asset Purchase Agreement dated as of February 1, 2000 between Registrant and Robinson Laboratories, Inc. (Exhibit 10.2 of Form 10-Q dated March 13,
     2000).
10.12 Asset Purchase Agreement dated as of October 12, 2000 between Registrant and American Microwave Technology Inc. (Exhibit 10.1 of Form 10-Q dated December 12, 2000).
10.13 Asset Purchase Agreement dated as of March 29, 2004 between Registrant and Communication Techniques, Inc. (Exhibit 10.15 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.14 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
10.15 Common Stock Purchase Agreement dated as of September 20, 2002 between Registrant and EW Simulation Technology, Limited. (Exhibit 10.17 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.16 Trust Indenture dated as of October 19, 2001 between Registrant, and East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee. (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.17 Asset Purchase Agreement dated as of September 1, 2004 between Registrant and Reliable System Services Corp. (Exhibit 10.20 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.18 Amendment dated December 9, 2003 to Employment Agreement between Herley Industries, Inc. and Myron Levy dated as of July 29, 2002. (Exhibit 10.21 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.19 Amendment dated December 9, 2003 to Employment Agreement between Herley Industries, Inc. and Lee N. Blatt dated as of July 29, 2002. (Exhibit 10.22 of Annual Report on Form 10-K for the fiscal year ended August 1, 2004).
10.20 Common Stock Purchase Agreement dated as of February 1, 2005 between Registrant and Micro Systems, Inc. (Exhibit 2.1 of Form 8-K dated February 7, 2005).
10.21 Common Stock Purchase Agreement dated as of April 12, 2005 between Registrant and Innovative Concepts, Inc. (Exhibit 2.1 of Form 8-K dated April 18, 2005).

10.22 2006 New Employee Stock Option Plan. (Exhibit 10.26 of Annual Report on Form 10-K for the fiscal year ended July 30, 2006).
10.23 Employment Agreement between Herley Industries, Inc. and John Kelley dated as of June 7, 2006. (Exhibit 10.27 of Annual Report on Form 10-K for the fiscal year ended July 30, 2006).
10.24 Employment Agreement between Herley Industries, Inc. and Kevin J. Purcell dated as of June 7, 2006. (Form 8-K dated June 8, 2006).
10.25 Administrative Agreement between the Department of the Navy, on behalf of the Department of Defense, and Herley Industries, Inc. (Exhibit 10.1 of Form 8-K dated October 12, 2006).
10.26 Agreement between Herley Industries, Inc. and Lee N. Blatt effective October 12, 2006. (Exhibit 10.2 of Form 8-K dated October 12, 2006).
10.27 Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel. (Exhibit 10.1 of Form 8-K dated May 30, 2007).
10.28 Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A. (Exhibit 10.1 of Form 8K dated June 7, 2007).
10.29 Amendment No. 1 to Agreement between Herley Industries, Inc. and the Department of the Navy. (Exhibit 10 of Form 8-K dated August 15, 2007).
23.1 Consent of Marcum & Kliegman LLP.
31.1 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     (1) See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 59.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 2007.

                                         HERLEY INDUSTRIES, INC.

                                         By:  /S/     Myron Levy
                                             ---------------------------------
                                             Myron Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 11, 2007 by the following persons in the capacities indicated:


By:    /S/  Myron Levy                   Chairman of the Board,
   ------------------------------        Chief Executive Officer and Director
       Myron Levy                        (Principal Executive Officer)

By:    /S/ Kevin J. Purcell              Vice President and
   ------------------------------        Chief Financial Officer
      Kevin J. Purcell                   (Principal Financial Officer)

By:    /S/  John A. Thonet               Secretary and Director
   -------------------------------
      John A. Thonet

By:    /S/  Carlos C. Campbell           Director
   -------------------------------
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.        Director
   -------------------------------
      Edward K. Walker, Jr.

By:    /S/ Robert M. Moore               Director
   -------------------------------
      Robert M. Moore

By:    /S/ Edward A. Bogucz              Director
   -------------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                  Column B             Column C               Column D     Column E
              --------                  --------             --------               --------     --------
                                                             Additions               Amount
                                                      --------------------           written
                                       Balance at     Charged to                       off       Balance at
                                        beginning     costs and                      against      end of
             Description                of period     expenses       Other           reserve      period
             -----------               -----------    -----------    -----         ----------   -----------

Valuation accounts deducted
    from assets to which they
    apply:
July 29, 2007:
Inventories                              $ 4,576        $ 1,277     $      -         $   690       $ 5,163

July 30, 2006:
Inventories                              $ 4,492        $ 1,475     $      -         $ 1,391       $ 4,576

July 31, 2005:
Inventories                              $ 3,938        $   804     $      -         $   250       $ 4,492


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


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of July 29, 2007 and July 30, 2006                                 F-3

     Consolidated Statements of Income for the fifty-two weeks ended July 29, 2007,
     July 30, 2006 and July 31, 2005                                                                   F-4

     Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended
     July 29, 2007, July 30, 2006 and July 31, 2005                                                    F-5

     Consolidated Statements of Cash Flows for the fifty-two weeks ended July
     29, 2007, July 30, 2006 and July 31, 2005                                                         F-6

     Notes to Consolidated Financial Statements                                                        F-7

                                      F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Audit Committee of the
Board of Directors and Shareholders of
Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries (the "Company") as of July 29, 2007 and July 30, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the fifty-two (52) weeks ended July 29, 2007, July 30, 2006 and July 31, 2005. Our audits also included the financial statement schedule as of and for the fifty-two (52) weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries as of July 29, 2007 and July 30, 2006, and the consolidated results of its operations and its cash flows for the fifty-two (52) weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herley Industries, Inc. and Subsidiaries internal control over financial reporting as of July 29, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, October 11, 2007, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Marcum & Kliegman LLP
-------------------------

Marcum & Kliegman LLP
Melville, New York
October 11, 2007

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         July 29,         July 30,
                                                                                           2007             2006
                                                                                       ------------     ------------
                            ASSETS
Current Assets:
          Cash and cash equivalents                                                  $      35,181    $      22,303
          Trade accounts receivable                                                         28,058           30,600
          Income Taxes Receivable, net                                                              819           -
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts and claims                                14,448           13,926
          Other receivables                                                                  2,816              769
          Inventories, net                                                                  51,815           52,909
          Deferred income taxes                                                              4,254            3,745
          Other current assets                                                               1,069            1,187
                                                                                       ------------     ------------
                                   Total Current Assets                                    138,460          125,439
Property, Plant and Equipment, net                                                          29,996           30,478
Goodwill                                                                                    74,044           73,612
Intangibles, net of accumulated amortization of $5,256
          in 2007 and $3,468 in 2006                                                        18,431           19,989
Other Assets                                                                                 1,662            1,932
                                                                                       ------------     ------------
                                   Total Assets                                      $     262,593    $     251,450
                                                                                       ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                          $       1,346    $         630
          Current portion of employment settlement agreement -
              (net of imputed interest) (Note H)                                             1,113           -
          Accounts payable and accrued expenses                                             19,049           21,503
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                        99              555
          Income taxes payable                                                               3,518            3,395
          Accrual for contract losses                                                        1,564            2,959
          Accrual for warranty costs                                                         1,106              986
          Advance payments on contracts                                                      7,163            3,323
                                                                                       ------------     ------------
                                   Total Current Liabilities                                34,958           33,351
Long-term Debt                                                                               5,951            5,948
Long-term Portion of Employment Settlement Agreement -
  (net of imputed interest of $580) (Note H)                                                 4,117           -
Other Long-term Liabilities                                                                  1,311            1,265
Deferred Income Taxes                                                                        6,615            7,416
                                                                                       ------------     ------------
                                   Total Liabilities                                        52,952           47,980
                                                                                       ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized 20,000,000 shares;
            issued and outstanding 13,977,115 in 2007, and
            issued 14,660,716 and outstanding 13,862,149 in 2006                             1,398            1,466
          Additional paid-in capital                                                       107,094          113,418
          Retained earnings                                                                 99,404           96,286
          Treasury stock, 798,567 common shares, at cost                                    -                (9,044)
          Accumulated other comprehensive income                                             1,745            1,344
                                                                                       ------------     ------------
                                   Total Shareholders' Equity                              209,641          203,470
                                                                                       ------------     ------------
                                   Total Liabilities and Shareholders' Equity        $     262,593    $     251,450
                                                                                       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

      HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
        (In thousands except per share data)

                                                                Fifty-two weeks ended
                                                         ----------------------------------------
                                                          July 29,       July 30,      July 31,
                                                            2007           2006          2005
                                                         -----------    -----------    ----------
Net sales                                              $    163,140   $    176,268   $   151,415
                                                         -----------    -----------    ----------
Cost and expenses:
       Cost of products sold                                118,834        127,921       106,441
       Selling and administrative expenses                   34,190         34,966        30,305
       Employment contract settlement costs (Note H)          8,914         -              -
                                                         -----------    -----------    ----------

                                                            161,938        162,887       136,746
                                                         -----------    -----------    ----------

       Operating Income                                       1,202         13,381        14,669
                                                         -----------    -----------    ----------

Other income (expense), net:
       Investment income                                      1,186            840           934
       Interest expense                                        (790)          (319)         (286)
       Foreign exchange transaction gains (losses)              501            431          (291)
                                                         -----------    -----------    ----------
                                                                897            952           357
                                                         -----------    -----------    ----------

       Income before income taxes                             2,099         14,333        15,026
       (Benefit) provision for income taxes                  (1,019)         3,979         4,245
                                                         -----------    -----------    ----------

       Net income                                      $      3,118   $     10,354   $    10,781
                                                         ===========    ===========    ==========

Earnings per common share - Basic                      $      .22       $    .72       $   .75
                                                         ===========    ===========    ==========

       Basic weighted average shares                         13,927         14,463        14,310
                                                         ===========    ===========    ==========

Earnings per common share - Diluted                    $     .22       $    .69       $    .72
                                                         ===========    ===========    ==========

       Diluted weighted average shares                       14,395         15,097        14,969
                                                         ===========    ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    Fifty-two weeks ended July 29, 2007 and July 30, 2006, and July 31, 2005
                        (In thousands except share data)

                                                                                                       Accumulated
                                               Common Stock       Additional                              Other
                                               ------------        Paid-in     Retained    Treasury    Comprehensive
                                           Shares       Amount     Capital     Earnings     Stock      Income (loss)    Total
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------
Balance at August 1, 2004                 14,220,508 $   1,422      107,671      75,151           -          1,256 $    185,500
Exercise of stock options                    329,349        33        3,501                                               3,534
Tax benefit upon exercise of stock options                              658                                                 658
Purchase of 160,232 shares of treasury stock                                                 (2,728)                     (2,728)
Retirement of treasury shares               (160,232)      (16)      (2,712)                  2,728                       -
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------
     Subtotal                             14,389,625     1,439      109,118      75,151           -          1,256      186,964
                                                                                                                      ----------

Net income                                                                       10,781                                  10,781
Other comprehensive income (loss)
    Unrealized (loss) on
        available-for-sale securities                                                                           (1)          (1)
   Unrealized gain on interest rate swap                                                                        18           18
   Foreign currency translation (loss)                                                                        (125)        (125)
                                                                                                                      ----------
Comprehensive income                                                                                                     10,673
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------
Balance at July 31, 2005                  14,389,625 $   1,439      109,118      85,932        -             1,148 $    197,637

Exercise of stock options                    271,091        27        3,144                                               3,171
Stock option compensation                                               453                                                 453
Tax benefit upon exercise of stock options                              703                                                 703
Purchase of 798,567 shares of treasury stock                                                 (9,044)                     (9,044)
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------
     Subtotal                             14,660,716     1,466      113,418      85,932      (9,044)         1,148      192,920
                                                                                                                      ----------

Net income                                                                       10,354                                  10,354
Other comprehensive income
   Unrealized gain on interest rate swap                                                                        33           33
   Foreign currency translation gain                                                                           163          163
                                                                                                                      ----------
Comprehensive income                                                                                                     10,550
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------

Balance at July 30, 2006                  14,660,716 $   1,466      113,418      96,286      (9,044)         1,344 $    203,470

Exercise of stock options                    116,630        12        1,207                                               1,219
Purchase of 1,664 shares of treasury stock                                                      (26)                        (26)
Stock option compensation                                             1,007                                               1,007
Stock option modification (Note H)                                      196                                                 196
Tax benefit upon exercise of stock options                              256                                                 256
Retirement of treasury shares               (800,231)      (80)      (8,990)                  9,070                       -
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------
     Subtotal                             13,977,115     1,398      107,094      96,286        -             1,344      206,122

Net income                                                                        3,118                                   3,118
Other comprehensive (loss) income
   Unrealized loss on interest rate swap                                                                        (7)          (7)
   Foreign currency translation gain                                                                           408          408
                                                                                                                      ----------
Comprehensive income                                                                                                      3,519
                                         ------------   -------   ----------   ---------   ---------   ------------   ----------

Balance at July 29, 2007                  13,977,115 $   1,398      107,094      99,404       -              1,745 $    209,641
                                         ============   =======   ==========   =========   =========   ============   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Fifty-two weeks ended
                                                                 ---------------------
                                                             July 29,    July 30,    July 31,
                                                               2007        2006        2005
                                                             ---------   ----------  ----------
Cash flows from operating activities:
      Net Income                                          $     3,118 $     10,354 $    10,781
                                                            ---------   ----------  ----------
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                        7,177        7,096       5,683
           Stock-based compensation costs                       1,007          453       -
           Excess tax benefit from exercises of stock options    (256)        (703)      -
           Employment contract settlement costs
           (includes $196 of stock option modification costs)   8,914        -           -
           Imputed interest related to employment
             settlement liability                                 283        -           -
           Foreign exchange transaction (gains) losses          (501)        (431)         291
           Inventory valuation reserve charges                  1,283        1,475         804
           Reduction in accrual for contract losses           (1,144)        -           -
           Warranty reserve charges                             1,304          726         965
           Gain on sale of fixed assets                         (105)        -             (8)
           Equity in income of limited partnership              -             (52)        (54)
           Deferred tax provision                             (1,310)          218       1,099
           Changes in operating assets and liabilities:
               Trade accounts receivable                        2,542      (3,342)       2,590
               Income Taxes Receivable                          (819)        -           -
               Costs incurred and income recognized in excess
                 of billings on uncompleted contracts
                 and claims                                     (522)        2,132     (1,626)
               Other receivables                              (2,047)          645       (576)
               Inventories, net                                 (189)      (2,794)     (2,515)
               Other current assets                               118          157       (430)
               Accounts payable and accrued expenses          (3,246)      (2,357)        350
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts     (456)           17     (1,596)
               Income taxes payable                               379          338       2,306
               Accrual for contract losses                      (251)        (175)       (500)
               Employment settlement agreement                (3,771)        -           -
               Advance payments on contracts                    3,840        1,435     (4,827)
               Other, net                                         327          136        221
                                                             ---------   ----------  ----------
                    Total adjustments                          12,557        4,974       2,177
                                                             ---------   ----------  ----------
           Net cash provided by operating activities           15,675       15,328      12,958
                                                             ---------   ----------  ----------
Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired
        of $1,463                                               -            -        (51,407)
      Acquisition of technology license                         (179)      (1,256)     (2,300)
      Proceeds from sale of securities                          -            -             165
      Proceeds from sale of fixed assets                          204        -              17
      Partial distribution from limited partnership             -              111         109
      Capital expenditures                                     (4,972)      (6,227)     (5,404)
                                                             ---------   ----------  ----------
           Net cash used in investing activities              (4,947)      (7,372)    (58,820)
                                                             ---------   ----------  ----------
Cash flows from financing activities:
      Borrowings under bank line of credit                     17,900       16,500       -
      Borrowings - Other                                        1,746        -           -
      Proceeds from exercise of stock options                   1,219        3,171       3,534
      Excess tax benefit from exercises of stock options          256          703       -
      Payments of long-term debt                              (1,038)        (805)       (804)
      Payments under bank line of credit                     (17,900)     (16,500)       -
      Purchase of treasury stock                                 (26)      (9,044)     (2,728)
                                                             ---------   ----------  ----------
           Net cash provided by (used in) financing             2,157      (5,975)           2
           activities
                                                             ---------   ----------  ----------
Effect of exchange rate changes on cash                           (7)          (9)          10
                                                             ---------   ----------  ----------
           Net increase (decrease) in cash and cash            12,878        1,972    (45,850)
           equivalents
Cash and cash equivalents at beginning of period               22,303       20,331      66,181
                                                             ---------   ----------  ----------
Cash and cash equivalents at end of period                $    35,181 $     22,303 $    20,331
                                                             =========   ==========  ==========
Supplemental cash flow information:
      Financing of computer software and maintenance                  $      1,627
                                                                         ==========
      Retirement of 800,231 shares of treasury stock      $     9,070
                                                             =========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations and Recent Events
     --------------------------------------
     The Company, a Delaware corporation,  is engaged in the design, development
     and  manufacture  of  microwave   technology  solutions  for  the  defense,
     aerospace and medical industries worldwide.

     On June 27, 2007, the Company was notified by the Office of the General Counsel, Acquisition Integrity Office, Department of Navy (the "Navy"), that certain of its operations had been suspended from receiving new contract awards from the U.S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts and Chicago, Illinois. The Chicago, Illinois location is a two-person marketing office.

     On August 15, 2007 the suspension (discussed below) was lifted following an amendment to the Administrative Agreement (originally signed on October 12, 2006) with the Navy. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

     The June 27, 2007 suspension arose out of certain discrepancies in the automated test equipment (ATE) test data for certain microwave components manufactured by the Company's Lancaster facility for a U. S. defense prime contractor (the "contractor"). After notification from the contractor on May 31, 2007, of these discrepancies, the Company conducted an initial investigation which resulted in the recalling and retesting of certain microwave components. On June 11, 2007, a third party independent forensic data analysis consultant was engaged to conduct an analysis of the test data recorded on the ATE for these microwave components provided to the contractor and directed outside counsel to investigate this matter. Outside counsel commenced the conduct of interviews of all employees working on this program on June 12, 2007. During the course of these interviews, two technicians stated that they had manually modified certain test results with the approval of a test supervisor. On June 20, 2007, the Company notified the Navy that it had reason to believe that certain non-management employees at its Lancaster facility had misrepresented test results on the microwave components. In July 2007, outside counsel conducted additional interviews of all employees working on this program and other programs with the independent forensic data analysis consultant present. These interviews confirmed that only these two technicians were involved in misrepresenting test results for the contractor and all other work at this facility had no test data modifications. Appropriate corrective actions were taken to the satisfaction of the Navy and the contractor by July 23, 2007.

     On June 13, 2006, in connection with the legal matter discussed in Note E "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

     The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government were the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.); Fort Walton Beach, Florida (Micro
     Systems, Inc. and Herley-RSS) and Farnborough, U.K. (EW Simulation Technology, Limited).

     Effective October 12, 2006, the Company entered into an Administrative Agreement with the Department of the Navy, on behalf of the Department of the Defense that requires the Company, among other things, to implement a comprehensive program of compliance reviews, audits and reports for a period of four years (as amended August 15, 2007) or until settlement or adjudication of the legal matter referenced above, whichever is later, unless shortened or extended by written agreement of the parties. In addition, the Company was required to sever its relationship with its former Chairman of the Board of Directors, as an employee or consultant to the Company. In return, the Navy, on behalf of the Department of Defense has terminated the suspension and debarment of the Company from receiving new contract awards from the U.S. Government.

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with Lee N. Blatt, the

     Company's former Chairman, to terminate the Employment Agreement between the Company and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement he will receive payments totaling $9,461,528, of which $3,000,000 was paid upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated October 12, 2006 (the "Promissory Note"). In addition he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, he entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 28,799 shares held in his IRA were granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

     Aggregate costs of approximately $8,914,000 under the Agreement, including cash payments of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's consolidated financial statements for the fifty-two weeks ended July 29, 2007.

2.   Fiscal Year
     -----------
     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of fifty-two weeks, but every five or six years the fiscal year will consist of fifty-three weeks.

3.   Basis of Financial Statement Presentation and Accounting Estimates
     ------------------------------------------------------------------
     The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.

     These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; and the valuation of inventory and stock-based compensation costs valued in accordance with FAS 123R. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B), was reduced by $1.1 million for the fifty-two weeks ended July 29, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the contract. The accrual for contract losses includes an estimate of approximately $826,000 relating to the remaining two contract options not yet exercised by the customer. It is at least reasonably possible that a change in the estimate will occur in the near term.

     Certain prior year amounts were reclassified to conform to the 2007 presentation. The reclassifications had no effect on previously reported net income.

4.   Cash and Cash Equivalents
     -------------------------
     The Company considers all liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest which approximates market value. The Company limits its credit risk to an acceptable level by evaluating the financial strength of institutions at which significant investments are made and based upon credit ratings. The Company has cash balances in excess of amounts insured by the FDIC as of July 29, 2007 and July 30, 2006.

5.   Concentration of Credit Risk/Trade Accounts Receivable and Related Accounts
     ---------------------------------------------------------------------------
     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace and medical industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases, irrevocable letters of credit accompanied by advanced  payments  are  received  from  foreign  customers,  and  progress payments  are  received  from  domestic  customers.  The  Company  performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. As of July 29, 2007 and July 30, 2006, a reserve for doubtful accounts of $138,000 and $283,000, respectively are reflected in the consolidated balance sheets as a deduction from trade accounts receivable. Historically, the write off of uncollectible accounts receivable has been immaterial.

     The asset "Costs incurred and income recognized in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs incurred and income recognized on uncompleted contracts" represents amounts billed in excess of revenues earned. Included in these two categories are unbilled amounts which are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Unbilled amounts are expected to be collected inside of one year.

6.   Inventories
     -----------
     Inventories, other than inventory costs relating to long-term contracts and programs, are stated at lower of cost (principally first-in, first-out) or market. Inventory costs relating to long-term contracts and programs are stated at the actual production costs, including factory overhead, reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventory costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value. As is customary in the defense industry, inventory is partially financed by progress payments. The un-liquidated balance of the progress payments is shown as a reduction in the carrying amount of inventory. An estimate for obsolete and excess inventory is also provided as a reduction of the carrying value of inventory.

7.   Property, Plant and Equipment
     -----------------------------
     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of Statement of Financial Accounting Standards ("SFAS") No.13, "Accounting for Leases." Rent holidays and scheduled rent increases under operating leases are recognized on a straight-line basis over the lease term, including the rent holiday period, in accordance with paragraph 2 of Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 (as amended). Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

8.   Computer Software
     -----------------
     Internal use software, which consists primarily of an integrated manufacturing and financial reporting package is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally eight years.

9.   Goodwill and Intangible Assets
     ------------------------------
     The Company accounts for its goodwill in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that the goodwill and other intangibles with indefinite lives are not impaired. Any future impairment of goodwill will be charged to operations. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

     The change in the carrying amount of goodwill for the years ended July 29, 2007 and July 30, 2006, is principally based upon the fair value of assets acquired and liabilities assumed related to the acquisition of ICI (as defined in Note B) in fiscal 2005, as follows (in thousands):

                   Balance at July 31, 2005                             $ 70,831
                      Change in fair value of liabilities assumed
                         in connection with the ICI acquisition (Note B)   2,504
                      Foreign currency translation adjustment (1)            277
                                                                        --------
                   Balance at July 30, 2006                             $ 73,612
                      Foreign currency translation adjustment (1)            432
                                                                        --------
                   Balance at July 29, 2007                              $74,044
                                                                        ========

    ---------
     (1) Related to the acquisition of EWST in fiscal 2003.

     The carrying amounts of intangible assets as of July 29, 2007 are as follows (in thousands):


                                            July 29, 2007              July 30, 2006
                                     -------------------------   ------------------------
                                       Gross                      Gross
                                     carrying      Accumulated   carrying     Accumulated    Amortization
                                      amount      amortization    amount     amortization   period (years)
                                     --------     ------------   --------    ------------   --------------
Definite lived intangible assets:
--------------------------------
Technology                             $ 12,629      3,324        $ 12,577      2,087          10-15
Backlog                                   3,125      1,375           3,125        925           2-5
Drawings                                    800        178             800        124           15
Non-compete agreement                        31         31              31         24            5
Xytran license                            3,734        -             3,556         -             8
Patents                                     568        348             568        308           14
                                         ------      -----          ------      -----
                                       $ 20,887      5,256        $ 20,657      3,468
                                         ------      -----          ------      -----
Indefinite lived intangible assets:
----------------------------------
Trademarks                                2,800                      2,800
                                         ------                     ------
Total intangible assets                $ 23,687      5,256        $ 23,457      3,468
                                         ======      =====          ======      =====

     The Company entered into a license and development agreement ("agreement") on April 7, 2005 to license millimeter wave technology for military applications from Xytrans, Inc. ("Xytrans"). Xytrans focuses on providing high-frequency transceiver and outdoor unit design for the wireless broadband network market. The technology acquired includes exclusive access to a portfolio of patents and trade secrets that improve the cost and performance of millimeter wave subsystems that are used in weapons and radar systems.

     In January 2005, the Company had made a deposit payment of $1,000,000 in connection with this transaction. The deposit payment was secured by a note receivable, which was cancelled upon execution of the agreement. The agreement provided for an additional payment on execution of $1,000,000, and for certain additional contingent payments, of up to $4,500,000. These contingent payments were subject to the achievement of a series of development milestones on a U.S. Government missile program, and / or receipt by the Company of a single contract award using millimeter wave technology valued at a minimum of $6,000,000, amongst other requirements. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned or paid as of July 29, 2007.

     Xytrans achieved several of the development milestones on the missile program discussed above and the Company made additional contingent payments totaling $1,500,000. Additional development costs as a result of a scope change were paid in the net amount of $56,000. A final milestone payment of $178,700 was made in August 2006. No further contingent payments are due under the agreement. The Company will begin to amortize the costs associated with this agreement starting July 30, 2007 over the estimated economic life of approximately eight years.

     Amortization expense related to Intangibles for the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 was approximately $1,788,000, $1,788,000 and $928,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                           2008      $ 2,209
                           2009        2,208
                           2010        1,928
                           2011        1,648
                           2012        1,648

10.  Advance Payments and Billings in Excess of Costs Incurred
     ---------------------------------------------------------
     The Company receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts.

11.  Revenue and Cost Recognition
     ----------------------------
     The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. It is the policy of the U.S. Government to ensure that (a) its contracts include inspection and other quality requirements, including warranty clauses when appropriate, that are determined necessary to protect the Government's interest; (b) supplies tendered by contractors meet contract requirements; and (c) Government contract quality assurance is conducted before acceptance (except as otherwise provided in the Federal Acquisition Regulations), by or under the direction of Government personnel. The Company, as a U.S. Government contractor, is required to control the quality of its products and to tender to the Government only those products that meet the contract requirements. Accordingly, the Company's Government contracts include provisions that require its products to pass quality inspection prior to acceptance by the Government. Except for contracts that are accounted for using the percentage of completion method of accounting, revenue is not recognized until the products pass quality inspection and generally not until customer acceptance. In the event the Government's acceptance occurs at destination, revenue is recognized at shipment if it can be demonstrated that the delivered products meet all of the specified criteria prior to customer acceptance. Payments received from customers in advance of products delivered are recorded as advance payments on contracts until earned. Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits are recognized on these contracts using the percentage of completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Prospective losses on long-term contracts are based upon the anticipated excess of manufacturing costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

12.  Product Development
     -------------------
     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, net of amounts paid by customers, was approximately $13.1, $12.4 and $5.0 million in fiscal 2007, 2006, and 2005, respectively, and are included in cost of products sold. The amounts paid by customers are included in net sales and was approximately $20.3, $20.9 and $5.3 million in fiscal 2007, 2006 and 2005, respectively.

     Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.


13.  Income Taxes
     ------------
     Income taxes are accounted for by the asset/liability approach in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from temporary differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The (benefit) provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

     Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the "With-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.


14.  Stock-Based Compensation
     ------------------------
     The Company has various fixed stock option plans which are described in Note M that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation costs included in operating expenses in the fifty-two weeks ended July 29, 2007 and July 30, 2006 is approximately $1,007,000 and $453,000, respectively and includes:
     (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Such costs reduced net income for the fiscal years 2007 and 2006 by approximately $622,000 and $322,000 or approximately $0.04 and $0.02 per basic and diluted share, respectively.

     Income tax benefits relating to the exercise of stock options during the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 amounted to approximately $256,000, $703,000 and $658,000, respectively. Commencing in fiscal 2006 income tax benefits relating to the exercise of stock options are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123(R), the Company presented all income tax benefits related to stock-based compensation as an operating cash inflow.

     As of July 29, 2007, there were 3,640,450 stock options outstanding. The aggregate value of unrecognized compensation costs related to unvested options, as determined using a Black-Scholes option valuation model was approximately $1,876,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 2.27 years. During the fifty-two weeks ended July 29, 2007, the Company granted 406,500 non-qualified stock options, with a fair value of approximately $2,326,000. Options for 116,630 shares of common stock were exercised at an average price of $10.78 per share, and 139,500 options were forfeited during the year. New option grants made after July 31, 2005, as well as option grants issued on or prior to that date, have been valued using a Black-Scholes option valuation model.

     The total intrinsic value of options exercised during the years ended July 29, 2007, July 30, 2006 and July 31, 2005 was appproximately $685,000,
     $2,085,000 and $2,574,000, respectively.

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

     Prior to adopting SFAS 123(R) on August 1, 2005, the Company's equity based employee compensation expense under the various stock option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). Therefore, for fiscal year 2005 no option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," and illustrates the effect on net income and earnings per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to August 1, 2005:

                                                 Fifty-two
                                                weeks ended
                                               July 31, 2005
                                               -------------
Net income  -  as reported                        $10,781
Deduct: total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects                (2,770)
                                                    -----
Net income  -  pro forma                          $ 8,011
                                                    =====
Earnings per common share  -  as reported
     Basic                                         $ 0.75
     Diluted                                         0.72
Earnings per common share  - pro forma
     Basic                                         $ 0.56
     Diluted                                         0.54

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                                   2007         2006         2005
                                                                   ----         ----         ----
              Weighted average fair value of options granted      $ 5.72        $ 7.19       $ 4.00
              Expected life (years)                                 2.93          3.53         3.69
              Expected volatility                                    .47           .44          .44
              Risk-free interest rate                                5.1%          4.3%         3.8%
              Expected dividend yield                               zero          zero         zero
              Forfeiture rate                                       6.19          7.45         7.45

     The expected life of options granted during the periods presented above is based on the Company's historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted is determined using historical volatilities based on historical stock prices. The risk-free interest rate is determined using the yield available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend, and as such the dividend yield is zero. The forfeiture rate is based on the Company's historical experience.

15.  Foreign Currency Translation
     ----------------------------
     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the foreign currency translation component of "Accumulated other comprehensive income" in the accompanying consolidated statements of shareholders' equity. Transaction gains and losses resulting from transactions entered into under contracts in a currency other than the subsidiary's functional currency are accounted for on a transactional basis as a credit or charge to operations.

16.  Derivatives
     -----------
     The Company recognizes all derivatives on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company entered into an interest rate swap in October 2001 with a bank, which it recognized as a cash flow hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

17.  Comprehensive Income
     --------------------
     The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity which includes net income, unrealized gain (loss) on available-for-sale securities and unrealized gain (loss) on an interest rate swap, net of related income taxes; and foreign currency translation gain (loss). Substantially all the amount included in other comprehensive income relates to the effects of foreign exchange translation gains and losses. No adjustment has been made for income taxes since substantially all translation gains and losses relate to the permanent investment in the foreign subsidiary.

18.  Dividend Policy
     ---------------
     The Company has not paid cash dividends in the Company's history. Our board of directors evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

19.  Advertising Costs
     -----------------
     The Company expenses  advertising  costs as incurred.  Advertising costs in
     fiscal  2007,   2006  and  2005  was   $315,000,   $262,000  and  $243,000,
     respectively.

20.  New Accounting Pronouncements
     -----------------------------
     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year). The Company will evaluate the impact of adopting SFAS 159 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning August 4, 2008. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the "rollover" method, which focuses primarily on the impact of a misstatement on the income statement, and the "iron curtain" method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the "dual approach" and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The provisions of SAB 108 are effective for the Company's fiscal years beginning July 31, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008 and the Company is still evaluating the potential impact, if any, upon adoption.

NOTE B - ACQUISITIONS

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

     The acquisitions are accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for using the purchase method.

     The allocation of the aggregate purchase price (net of cash acquired of approximately $1,463,000), based on a review of the fair value of the assets acquired and liabilities assumed, is as follows (in thousands):

          Company acquired:                               MSI            ICI       RSS
          Effective Date:                             February 1,     April 1,  September 1,
          --------------                                 2005           2005       2004
                                                         ----           ----       ----
          Current assets                               $  1,534       $  8,759     $483
          Property, plant and equipment                   2,038            681       72
          Other assets                                        1              -        -
          Intangible assets                               4,400         10,200        -
          Goodwill                                       15,148         19,693    3,456
          Current liabilities                            (2,436)       (12,364)    (258)
                                                         ------         ------    -----
          Aggregate purchase price                     $ 20,685       $ 26,969   $3,753
                                                         ======         ======   ======

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

     Identifiable intangible assets above consist of technology and backlog valued at $3,200 and $8,600 for MSI and ICI, respectively. Identifiable intangible assets also include trademarks valued at $1,200 and $1,600 for MSI and ICI, respectively. These intangible assets have amortization periods ranging from 5 years to 10 years for technology and backlog, and indefinite for trademarks.

     Goodwill resulting from these acquisitions is based on the excess of the amounts paid over the estimated fair value of the net assets acquired, and is tax deductible.

     Unaudited pro forma financial information for the acquisitions completed by the Company in fiscal 2005 as if the acquisitions had occurred on August 2, 2004 is as follows (in thousands except per share amounts):

                                                                          2005
                                                                          ----
              Net sales                                                $ 173,223
              Net income                                                  10,374
              Net income per common share:
                  Basic                                                   $ 0.72
                  Diluted                                                 $ 0.69
              Weighted shares outstanding
                  Basic                                                   14,310
                  Diluted                                                 14,969

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                                     July 29,         July 30,
                                                                       2007             2006
                                                                       ----             ----
         Purchased parts and raw materials                           $ 28,526          $ 27,191
         Work in process                                               27,797            29,597
         Finished products                                              2,576             3,270
                                                                      -------           -------
                                                                       58,899            60,058
           Less:
              Allowance for obsolete and slow moving inventory          5,163             4,576
              Unliquidated progress payments                            1,921             2,573
                                                                      -------           -------
                                                                     $ 51,815          $ 52,909
                                                                       ======            ======

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                                July 29,     July 30,    Estimated
                                                  2007         2006      Useful Life
                                                  ----         ----      -----------
Land                                             $ 4,006      $ 4,006
Building and building improvements                12,229       12,221    10-40 years
Machinery, equipment and software                 56,128       51,845     3- 8 years
Furniture and fixtures                             3,285        3,199     5-10 years
Leasehold improvements                             3,242        2,988     5-10 years
                                                  ------       ------
                                                  78,890       74,259
Less accumulated depreciation and amortization    48,894       43,781
                                                  ------       ------
                                                $ 29,996     $ 30,478
                                                  ======       ======

     Depreciation and amortization charges totaled approximately $5,114,000, $5,208,000 and $4,655,000 in fiscal 2007, 2006 and 2005, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005, was approximately $3,812,000, $3,960,000 and $2,834,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

                        Fiscal year ending          Amount
                        ------------------          ------
                             2008               $ 3,484
                             2009                 3,426
                             2010                 2,806
                             2011                 2,763
                             2012                   919
                       Thereafter                   746
                                                 ------
                                                $14,144
                                                 ======

     Purchase Commitments
     --------------------
     The Company was committed to make future purchases primarily for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $20 million at July 29, 2007.

     Employment and Severance Agreements
     -----------------------------------
     The Company has an employment agreement with the Chairman/Chief Executive Officer of the Company which expires December 31, 2012, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of July 29, 2007 of $707,319 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% of pretax income of the Company. Incentive compensation in the amount of approximately $369,000, $477,000 and $488,000 was charged to expense in fiscal years 2007, 2006 and 2005, respectively.

     The agreement also provides that, in the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement and receive a lump-sum payment equal to the sum of his salary payable for the remainder of the employment term, plus the annual bonus (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of July 29, 2007, the amount payable in the event of such termination would be approximately $7,709,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

     Under the terms of an employment agreement with the Company's former Chairman, incentive compensation in the amount of approximately $637,000 and $650,000 was charged to expense in fiscal years 2006 and 2005, respectively. Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy, the Company entered into an agreement with its former Chairman of the Board of Directors, to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003 (see Note A.1).

     The Company entered into an employment agreement with the Chief Operating Officer of the Company as of May 30, 2007 which expires July 31, 2010, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an initial annual salary $350,000 (subject to a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ending August 3, 2008 shall be paid at a minimum of $300,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump-sum payment of $500,000 representing full consideration under the consulting period.

     In  addition,   certain  other  executive  officers  of  the  Company  have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of July 29, 2007 of $620,000.

     An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

     Several other officers and key employees of the Company have severance agreements providing for an aggregate lump-sum payment of approximately $3,440,000 through September 30, 2008 in the event of a change in control of the Company as defined in the agreements. Several other employees have severance agreements, in the event of termination of employment except for cause, expiring at various dates from August 2007 through April 2009, providing for an aggregate payment as of July 29, 2007 of $1,990,000.

     Litigation
     ----------
     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30,

     2007 alleges 27 counts of  violations  of the wire fraud statute (18 U.S.C.
     Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
     1001); aiding and abetting (18 U.S.C. Section 2); and a notice of forfeiture. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

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

     On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the
     Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2007. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for May 2008.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its D&O insurance policy. The Company has recorded a receivable of $2,462,000 (net of a deductible of $500,000) in anticipation of recoveries and received a partial payment of approximately $684,000 on June 1, 2007. As of July 29, 2007 approximately $1,778,000 of the receivable is outstanding and is included in other receivables in the accompanying consolidated balance sheet at July 29, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

     On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave
     Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS has asserted claims for breach of contract and conversion, claiming that the Company is wrongfully in possession of the intellectual property that was transferred to the Company. EADS also seeks a preliminary injunction. The Company has denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remain pending, as do the Company's counterclaims. Pursuant to the consent decree, the parties have agreed to a mediation/settlement conference of all their respective claims with the Court, and have further agreed to stay all proceedings pending the outcome of that mediation/settlement conference currently scheduled for October 17, 2007.

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

     Stand-by Letters of Credit
     --------------------------
     The Company maintains a letter of credit facility in connection with the revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires March 31, 2009. At July 29, 2007, stand-by letters of credit aggregating approximately $11,535,000 were outstanding under this facility (See Note
     G).

NOTE F - INCOME TAXES

     Income before income tax (benefit) provision consists of the following (in thousands):

                                          52 weeks ended
                                 --------------------------------
                                 July 29,    July 30,   July 31,
                                   2007        2006       2005
                                   ----        ----       ----
Income before income taxes:
      Domestic (loss) income   $   (2,124) $   11,514 $   14,458
      Foreign income                4,223       2,819        568
                                 ---------   ---------  ---------
                               $    2,099  $   14,333 $   15,026
                                 =========   =========  =========

     Income tax (benefit) provision consists of the following (in thousands):

                                      52 weeks ended
                          --------------------------------------
                           July 29,      July 30,     July 31,
                             2007          2006         2005
                             ----          ----         ----
Current
            Federal     $        283  $      3,036 $      2,772
            State               (448)          350          344
            Foreign              456           375           30
                          -----------   -----------  -----------
                                 291         3,761        3,146
                          -----------   -----------  -----------
Deferred
            Federal           (1,196)          225          992
            State               (114)           24           94
            Foreign           -                (31)          13
                          -----------   -----------  -----------
                              (1,310)          218        1,099
                          -----------   -----------  -----------
                        $     (1,019) $      3,979 $      4,245
                          ===========   ===========  ===========

     The Company paid income taxes of approximately $225,000, $3,407,000, and $546,000 in fiscal 2007, 2006 and 2005, respectively.

     The benefit for income taxes for fiscal 2007 was $1,019,000 representing a negative effective tax rate of 48.5%, as compared to an effective tax rate of 27.8% in fiscal 2006. The decline in the effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the research and development tax credit by Congress in December 2006 retroactive to January 1, 2006, (b) an increase in the proportion of overall earnings generated through the Company's foreign operations where earnings are taxed at lower rates than domestically, and (c) the elimination of certain tax provisions that are no longer deemed necessary. The extension of the research and development tax credit reduced the statutory income tax rate of 35% by an estimated 5% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affected domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 11% for fiscal 2007 thereby reducing the effective income tax rate by approximately 47%. The elimination of certain tax contingencies reduced the effective tax rate by approximately 11%. Other benefits included research and development credits (prior to December 31, 2005), tax benefits attributable to extra territorial income (i.e. export sales), the
     Section 199 manufacturing deduction, the benefit of stock compensation costs, and tax exempt interest income.

     The following is a reconciliation of the U. S. Federal statutory income tax rate and the effective tax rate on pretax income:

                                                 52 weeks ended
                                       ----------------------------------
                                         July 29,     July 30,    July 31,
                                          2007         2006        2005
                                          ----         ----        ----
Tax (benefit) provision at
  Federal statutory rate                    35.0  %     35.0  %     35.0  %
State income taxes, net of
   Federal income tax benefit               (1.8)        1.8         1.9
Benefit of extra territorial income         (7.7)       (1.4)       (1.1)
Non-deductible expenses                      1.0         0.9         0.7
Benefit of foreign and
   foreign-source income                   (48.6)       (4.5)       (1.0)
Research and development credits            (5.1)       (1.3)       (5.7)
Tax exempt interest                         (3.4)       (1.2)       (1.3)
Adjustment of prior year accrual            (8.3)          -           -
Reversal of tax reserves                   (10.7)          -           -
Other, net                                  (1.1)       (1.5)       (0.2)
                                       ----------   ---------   ---------
   Effective tax rate                      (48.5) %     27.8  %     28.3  %
                                       ==========   =========   =========

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The U.S. research and development credit taken in fiscal 2006 was based on qualified research expenditures through December 31, 2005 since the credit had expired as of that date. Congress subsequently extended the credit retroactive to January 1, 2006 and therefore, the credit taken in fiscal 2007 includes the benefit based on qualified research expenditures from January 1, 2006 through July 29, 2007.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                                     July 29, 2007                      July 30, 2006
                                                     -------------                      -------------
                                         Deferred Tax Assets       Long-term        Current       Long-term
                                                       Long        Deferred Tax   Deferred Tax   Deferred Tax
                                         Current       Term       Liabilities        Assets      Liabilities
                                         -------       ----       -----------      ------------  -----------
Intangibles                               $ -         $ -         $ 5,598            $ -         $ 4,393
Accrued vacation pay                        534         -             -                562           -
Accrued bonus                               286         -             -                201           -
Accrued warranty and other costs            219         -             -                476           -
Inventory                                 1,719         -             -              1,668           -
Depreciation                                -           -           3,006              -           3,023
Accrual for contract losses                  44         -             -                 95           -
Net operating loss carry-forwards           912         -             -                628           -
Accrued employment settlement costs         458     1,432             -                 -            -
Stock compensation costs                    -         557             -                 -            -
Other                                        82       -               -                115           -
                                        -------   -------       -------            -------      -------
                                        $ 4,254   $ 1,989       $ 8,604            $ 3,745      $ 7,416
                                        =======   =======       =======            =======      =======

     As of July 29, 2007, the Company has available net operating loss carry-forwards for state income tax purposes of approximately $5,700,000, and $918,000 for Federal income tax purposes with expiration dates through 2027. Unused research and development credits of approximately $580,000, which expire in 2027, are available for Federal income tax purposes.

NOTE G - LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                             July 29,       July 30,
                                             Rate             2007           2006
                                       ---------------        ----           ----
Revolving loan facility (a)            6.67% and 7.75%       $ -             $ -
Mortgage note (b)                      7.43%                  2,222           2,330
Industrial Revenue Bonds (c)           4.07%                  2,475           2,590
Note payable (d)                       6.75%                  1,175           1,626
Note payable (e)                       5.35%                  1,144            -
Other                                                           281              32
                                                          ----------   -------------
                                                              7,297           6,578
Less current portion                                          1,346             630
                                                          ----------   -------------
                                                             $5,951          $5,948
                                                          ==========   =============

(a) On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. The Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%, which is the "applicable incremental margin." The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.5 million at July 29, 2007 (See Note E). If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog as of July 29, 2007 was approximately $132 million. There were no borrowings under the line at July 29, 2007 and July 30, 2006.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all such financial covenants at July 29, 2007.

(b) The mortgage loan is for a term of ten years commencing February 16, 1999 with fixed monthly principal and interest installments of $23,359 including interest at a fixed rate of 7.43%, and is based upon a twenty-year amortization. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,631,000 at July 29, 2007.

     The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all such financial covenants at July 29, 2007. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets and are being amortized over the term of the loan (10 years).

(c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal Index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note O) becomes a fixed rate of 4.07%. The interest rate at July 29, 2007 was 3.76%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster, Pennsylvania, and for manufacturing equipment.

     The Bonds are secured by a letter of credit in the amount of approximately $2,512,000 expiring October 18, 2011 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage was approximately $1,670,000 at July 29, 2007.

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

(e) In connection with the implementation of an integrated manufacturing and financial accounting and reporting software package, the Company entered into an additional financing agreement in August 2006 with DeLage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2.0 million. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company borrowed an aggregate of $1.4 million as of July 29, 2007 with monthly payments totaling approximately $42,750. No additional amounts will be borrowed under this agreement.

The Company paid interest in fiscal 2007, 2006 and 2005 of approximately $469,000, $291,000 and $304,000, respectively.

Future payments required on long-term debt are as follows (in thousands):

               Fiscal year ending during:        Amount
               -------------------------         -----
                     2008                       $ 1,346
                     2009                         3,373
                     2010                           436
                     2011                           135
                     2012                           140
                     Thereafter                   1,867
                                                -------
                                                $ 7,297
                                                =======

NOTE H - EMPLOYMENT SETTLEMENT AGREEMENT

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy discussed in Note A-1, the Company entered into an agreement (the "Agreement") with Lee N. Blatt to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the Agreement he will receive payments totaling $9,461,528 payable $3,000,000 upon the effective date of the Agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing Promissory Note dated effective October 12, 2006 (the "Promissory Note"). In addition, he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his Employment Agreement. The Agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. On September 26, 2006, as required under the terms of the Administrative Agreement with the Department of the Navy, Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Promissory Note become immediately due and payable.

     Aggregate costs of approximately $8,914,000 under the Agreement, including an initial cash payment of $3,000,000, payments due under the Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the consolidated financial statements for the fifty-two weeks ended July 29, 2007.

     The current portion of the settlement agreement payments, net of imputed interest of $245,000, as of July 29, 2007 is approximately $1,113,000 and the long-term portion, net of imputed interest of $580,000, is approximately $4,117,000.

     The principal portion of the payments due under the promissory note in each fiscal year is approximately $899,100 in fiscal 2008, $961,700 in 2009, $1,028,700 in 2010, $1,100,300 in 2011 and $875,200 in 2012.

NOTE I - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND WARRANTY COSTS

     Accounts payable and accrued expenses include the following (in thousands):

                                              July 29,    July 30,
                                                2007        2006
                                                ----        ----
Accounts payable                            $    8,407  $   10,039
Accrued payroll, bonuses and related costs       5,812       5,563
Accrued commissions                              1,088       1,525
Accrued legal and accounting fees                1,117         639
Accrued rent expense                             1,332       1,448
Other accrued expenses                           1,293       2,289
                                              ---------   ---------
                                            $   19,049  $   21,503
                                              =========   =========

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the fifty-two weeks ended July 29, 2007 and July 30, 2006 (in thousands):

                                                      Fifty-two weeks ended
                                                      ---------------------
                                                       July 29,      July 30,
                                                         2007          2006
                                                         ----          ----
     Balance at beginning of period                 $        986  $       799
     Provision for warranty obligations                    1,338          725
     Warranty costs charged to the reserve                (1,218)        (538)
                                                    ------------  ------------
     Balance at end of period                       $      1,106  $       986
                                                    ============  ============

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code ("Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. ICI also has a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 6% of compensation, subject to the Code limitations discussed above. The Company has recognized expenses of approximately $1,766,000, $1,773,000 and $1,038,000 under the plans for the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for 2007, 2006 and 2005 were approximately $75,200, $55,900 and $60,600, respectively.

     The Company's Israeli subsidiary provides for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is carried in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets and was $1,311,000 and $1,265,000 at July 29, 2007 and July 30, 2006, respectively.
     The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $228,000, $223,000 and $110,000 for fiscal years 2007, 2006 and 2005, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. Lease costs paid in fiscal years 2007, 2006 and 2005 were $273,000, $265,000 and $130,000, respectively.

     In connection with the move of the Amityville facilities of General Microwave Corporation in fiscal 1999, the Company entered into a 10 year lease agreement with a partnership partially owned by the children of an officer of the Company. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, the Company entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually. On August 24, 2005, the Company amended the agreement to incorporate the two individual leases into a single lease and extended the term of the lease to August 31, 2010. The Company incurred rent expense of approximately $487,000, $485,000 and $473,000 in fiscal 2007, 2006 and 2005, respectively.

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (Diluted EPS) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

     The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended July 29, 2007, July 30, 2006 and July 31, 2005 (in thousands, except per share data):

                                                      Fifty-two weeks ended
                                             -------------------------------------
                                             July 29,     July 30,      July 31,
                                               2007         2006          2005
                                             ----------  ------------  -----------
     Numerator:
Net Income                                     $ 3,118      $ 10,354     $ 10,781
                                             ==========  ============  ===========

     Denominator:
Basic weighted-average shares                   13,927        14,463       14,310
Effect of dilutive securities:
     Employee stock options                        468           634          659
                                             ----------  ------------  -----------
Diluted weighted-average shares                 14,395        15,097       14,969
                                             ==========  ============  ===========
Stock options not included in computation        1,757         1,722          807
                                             ==========  ============  ===========

     The number of stock options not included in the computation of diluted EPS relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of July 29, 2007, expire at various dates through June 8, 2017 (See Note M).

NOTE M - Comprehensive Income

     The foreign currency translation gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     In the fiscal year ended July 29, 2007, the components of accumulated other comprehensive income of $1,745,000 are (a) unrealized loss on interest rate swap of ($29,000) and (b) foreign currency translation gain of $1,774,000. In the fiscal year ended July 30, 2006, the components of accumulated other comprehensive income of $1,344,000 are (a) unrealized loss on interest rate swap of ($22,000) and (b) foreign currency translation gain of $1,366,000.


NOTE N - SHAREHOLDERS' EQUITY

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

     Summary of Stock Option Plans

     In August 2006, the Board of Directors ratified and approved the 2006 New Employee Stock Option Plan which covers 500,000 shares (as amended June 8,
     2007) of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 250,000 and 33,000 shares were granted under the plan during the fiscal years ended July 29, 2007 and July 30, 2006, respectively. Options for 217,000 shares of common stock are available for grant under the plan as of July 29, 2007.

     In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 97,000, 16,300 and 993,500 shares were granted under the plan during the fiscal years ended July 29, 2007, July 30, 2006 and July 31, 2005, respectively. Options for 99,000 shares were cancelled in fiscal 2007 and options for 3,700 shares of common stock are available for grant under the plan as of July 29, 2007.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 26,000, 18,000 and 53,000 shares were granted under the plan during the fiscal years ended July 29, 2007, July 30, 2006 and July 31, 2005, respectively. Options for 23,500 shares were cancelled in fiscal 2007 and options for 1,750 shares of common stock are available for grant under the plan as of July 29, 2007.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 33,500, 9,000 and 29,500 shares were granted under this plan during the fiscal years ended July 29, 2007, July 30, 2006 and July 31, 2005, respectively. Options for 12,000 shares were cancelled in fiscal 2007 and options for 29 shares of common stock are available for grant under the plan as of July 29, 2007.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options qualified under
     Section 422 of the Internal Revenue Code of 1986 or non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 2,700 and 5,000 shares were granted under this plan during the fiscal years ended July 30, 2006 and July 31, 2005, respectively. There are no options available for grant under the plan.

     In October 1995, the Board of Directors approvedthe 1996 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan arenon-qualified stock options. Under the terms of the plan, the exercise prices of the options granted under the plan were at the fair market value at the date of grant. The options expire not later than ten years from the date of grant. At July 29, 2007, non-qualified options to purchase 7,007 shares of common stock were outstanding under this plan.

     A summary of stock option activity under all plans for the fifty-two weeks ended July 29, 2007, July 30, 2006 and July 31, 2005 is as follows:

Non-Qualified Stock Options                                                        Weighted        Aggregate
---------------------------                                                         Average        Intrinsic
                                                 Number           Price Range       Exercise        Value (1)
                                                of shares          per share          Price       (in thousands)
                                                ---------          ---------        --------       ------------
Outstanding August 1, 2004                       3,020,929   $   4.06  -  19.52        $ 12.33
Granted                                          1,081,000      17.98  -  19.94        $ 18.29
Exercised                                         (329,349)     16.54  -  20.60        $ 18.55
Cancelled                                          (37,050)      8.38  -  19.83        $ 17.08
                                             --------------    ----------------  --------------
Outstanding July 31, 2005                        3,735,530   $   4.06  -  19.52        $ 12.33
Granted                                             79,000      16.61  -  21.18        $ 19.11
Exercised                                         (272,429)      4.31  -  19.83        $ 11.73
Cancelled                                          (52,021)     17.98  -  20.45        $ 19.64
                                             --------------    ----------------  --------------
Outstanding July 30, 2006                        3,490,080   $   4.06  -  20.45        $ 14.41
Granted                                            406,500      15.77  -  17.82        $ 16.56
Exercised                                         (116,630)      4.06  -  13.10        $ 10.45
Cancelled                                         (139,500)     13.10  -  20.09        $ 18.86
                                             --------------    ----------------  --------------
Outstanding July 29, 2007                        3,640,450   $   7.25  -  21.18       $ 14.84         $ 7,847
                                             ==============                      --------------       -------

Exercisable July 29, 2007                        3,201,750                            $ 14.53         $ 7,847
                                             -------------                       --------------       -------
Vested and expected to vest July 29, 2007        3,565,750                            $ 14.79         $ 7,847
                                             -------------                       --------------       -------

(1) There are 1,560,800 vested options with exercise prices greater than the closing stock price of $15.44 as of July 29, 2007.

     Options outstanding and exercisable by price range as of July 29, 2007, with expiration dates ranging from August 21, 2007 to June 8, 2017 are as follows:

                                            Options Outstanding                        Options Exercisable
                             -------------------------------------------------   ------------------------------
                                                Weighted
                                                 Average            Weighted                            Weighted
        Range of Exercise        Number         Remaining            Average           Number           Average
             Prices           Outstanding    Contractual Life     Exercise Price    Exercisable      Exercise Price
         $  7.25 - 10.46        1,090,950        2.73                  $ 9.41        1,090,950             $ 9.41
           10.97 - 15.77          800,000        6.03                 $ 13.96          600,000            $ 13.35
           15.78 - 17.82          183,500        6.82                 $ 17.63           83,400            $ 17.54
           17.98 - 17.98          808,000        5.22                 $ 17.98          710,200            $ 17.98
           18.57 - 21.18          758,000        4.04                 $ 19.55          717,200            $ 19.55
                           ---------------                      --------------   --------------   ----------------
         $  7.25 - 21.18        3,640,450        4.48                 $ 14.84        3,201,750            $ 14.53
                           ===============                                       ==============

     In April 2005, the Company's Board of Directors, upon recommendation of the Board's Compensation Committee, approved the accelerated vesting of all unvested and "out-of-the-money" stock options outstanding as of May 2, 2005. See Note A-13 of Notes to Consolidated Financial Statements.

NOTE O - SIGNIFICANT  SEGMENTS,  MAJOR  CUSTOMERS,  EXPORT SALES AND  GEOGRAPHIC
         INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman/Chief Executive Officer and the President. The Company's Chairman/Chief Executive Officer and President evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. The Chairman/Chief Executive Officer and President also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2007, 2006 and 2005 were as follows: defense electronics, $148,314,000, $159,717,000 and $138,071,000, respectively; and
     commercial  technologies,   $14,826,000,   $16,551,000,   and  $13,344,000,
     respectively.

     Approximately 64%, 67% and 65% of our net sales for fiscal 2007, 2006 and 2005 were made to United States government agencies and their contractors and subcontractors for defense programs. Net sales directly to the U.S. Government in fiscal 2007, 2006 and 2005 accounted for approximately 20%, 22% and 25% of net sales, respectively. Northrop Grumman accounted for approximately 11% of net sales in fiscal 2005. No other customer accounted for 10% or more of consolidated net sales during the periods presented. Foreign sales amounted to approximately $44,857,000 (27%), $41,817,000 (24%) and $40,460,000 (27%) in fiscal 2007, 2006 and 2005, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                                 2007             2006              2005
                                                 ----             ----              ----
                United States               $ 139,349         $ 155,057        $ 131,326
                Israel                         19,207            14,048           12,738
                England                         4,584             7,163            7,351
                                            ---------         ---------        ---------
                                            $ 163,140         $ 176,268        $ 151,415
                                              =======           =======          =======

     Net property, plant and equipment by geographic area were as follows (in thousands):

                                                 2007             2006
                                                 ----             ----
                United States                $ 24,904          $ 25,243
                Israel                          4,844             4,654
                England                           248               581
                                             --------          --------
                                             $ 29,996          $ 30,478
                                               ======            ======

     Total assets of foreign subsidiaries accounted for approximately 11% and 10% of total consolidated assets in fiscal 2007 and 2006, respectively; and total foreign liabilities accounted for approximately 27% and 32% of total consolidated liabilities in fiscal 2007 and 2006, respectively.

NOTE P - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note G on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for the ten year period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $42,300 as of July 29, 2007. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended July 29, 2007 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates fair value because of the short-term maturity of those instruments.

     Long-term debt: The fair value of the mortgage note and industrial revenue bonds (including the related interest rate swap) was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                        July 29, 2007
                           ---------------------------------------
                              Carrying Amount         Fair Value
                           --------------------    ---------------
Cash and cash equivalents    $    35,181   $         35,181
Long-term debt                     5,951              6,030

NOTE R - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fifty-two weeks ended July 29, 2007 and July 30, 2006 (in thousands, except for per share data).

2007                                             October 29,   January 28,    April 29,    July 29,
----                                                2006           2007        2007         2007
                                                    ----           ----        ----         ----
Net sales                                        $  40,116        37,997       44,401      40,626
Gross profit                                     $  10,285         9,987       12,714      11,320

Net (loss) income                                $  (6,011)        1,673        3,878       3,844
                                                     =====         =====        =====       =====
(Loss) earnings per common share - Basic            $ 0.43)         0.12         0.28        0.28
                                                      ====          ====         ====        ====
Basic weighted average shares                       13,862        13,902       13,969      13,977
                                                    ======        ======       ======      ======
(Loss) earnings per common share - Diluted          $ 0.43)         0.12         0.27        0.27
                                                      ====          ====         ====        ====
Diluted weighted average shares                     13,862        14,405       14,449      14,480
                                                    ======        ======       ======      ======
2006
----                                             October 30,   January 29,    April 30,    July 30,
                                                    2005           2006         2006         2006
                                                    ----           ----         ----         ----
Net sales                                        $  41,938        45,839       45,689      42,802
Gross profit                                     $  14,125        13,488       10,953       9,781

Net income                                       $   3,975         3,964        1,702         713
                                                     =====         =====        =====         ===
Earnings per common share - Basic                $    0.28          0.27         0.12        0.05
                                                      ====          ====         ====        ====
Basic weighted average shares                       14,446        14,474       14,569      14,363
                                                    ======        ======       ======      ======
Earnings per common share - Diluted              $    0.26          0.26         0.11        0.05
                                                      ====          ====         ====        ====
Diluted weighted average shares                     15,240        15,091       15,398      14,828
                                                    ======        ======       ======      ======

     During the quarter ended July 29, 2007, the cost of sales was reduced by approximately $475,000 due to revisions in the estimated liability for expected losses under the last two options of a contract associated with the ICI acquisition. Net income for the fourth quarter of 2007 was $3,844,000, or 9.5% of net sales. Contributing to the net income was an income tax benefit of $989,000. As of the end of the fourth quarter of fiscal 2007, the effective income tax rate for the full year 2007 is estimated as a tax benefit of 48.5%, versus the tax expense rate of approximately 6% that was estimated through the first nine months of fiscal 2007. The decline in the estimated effective income tax rate for fiscal 2007 is primarily attributable to (a) an increase in the proportion of overall earnings expected to be generated through the Company's foreign operations where earnings are taxed at lower rates than domestically and
     (b) the reversal of tax accruals that were determined not to be necessary.


                                   **********
                                     F-27