Form 10-K/A
period 2007-07-29
HERLEY INDUSTRIES INC /NEW
filed 2007-10-12
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


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

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 8, 2007 was 13,977,115.

Documents incorporated by reference: None

Note: Amends footnote R in the Notes to the Consolidated Financial Statements with respect to Unaudited Results for the fourth quarter of fiscal 2007.

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


The benefit for income taxes for fiscal 2007 was $1,019,000 representing a negative effective tax rate of 48.5%, as compared to an effective tax rate of 27.8% in fiscal 2006. The decline in the effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006, (b) an increase in the proportion of overall earnings generated through the Company's foreign operations where earnings are taxed at lower rates than domestically, and (c) the elimination of certain tax accruals that are no longer deemed necessary. The extension of the R&D tax credit reduced the statutory income tax rate of 35% by an estimated 5% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affects domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 11% for fiscal 2007 thereby reducing the effective income tax rate by approximately 49%. The elimination of certain tax reserves that are no longer deemed necessary reduced the effective tax rate by approximately 11%. Other benefits included research and development credits (prior to December 31, 2005), tax benefits attributable to extra territorial income (i.e. export sales), the Section 199 manufacturing deduction, the benefit of stock compensation costs, and tax exempt interest income.


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

The following table summarizes the Company's contractual financial obligations and other contingent commitments, including interest, at July 29, 2007 (in thousands):

                                                       Within         2-3          4-5        After 5
             Obligations                  Total        1 Year        Years        Years        Years
             -----------                  -----        ------        -----        -----        -----
     Mortgage Note                     $    2,494   $      280   $    2,214     $    -        $   -
     Industrial Revenue Bonds               3,370          221          442          440        2,267
     Employment Settlement Agreement        6,055        1,113        2,516        2,426          -
     Operating Lease Obligations           15,448        3,551        6,366        4,300        1,231
     Purchase Obligations                  20,025       18,661        1,123          241          -
                                           ------       ------      -------       ------        -----
                                           47,392       23,826       12,661        7,407        3,498
     Standby Letters of Credit             11,535        3,114        4,283        4,076           62
                                           ------       ------       ------       ------        -----
     Total Contractual Obligations     $   58,927   $   26,940   $   16,944     $ 11,483      $ 3,560
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

(b)  Financial Statements

     (1) See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 59.

SIGNATURES:


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2007.


                                         HERLEY INDUSTRIES, INC.

                                         By:  /S/     Myron Levy
                                             ---------------------------------
                                             Myron Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 12, 2007 by the following persons in the capacities indicated:


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


     The benefit for income taxes for fiscal 2007 was $1,019,000 representing a negative effective tax rate of 48.5%, as compared to an effective tax rate of 27.8% in fiscal 2006. The decline in the effective income tax rate for fiscal 2007 is primarily attributable to (a) the extension of the research and development tax credit by Congress in December 2006 retroactive to January 1, 2006, (b) an increase in the proportion of overall earnings generated through the Company's foreign operations where earnings are taxed at lower rates than domestically, and (c) the elimination of certain tax provisions that are no longer deemed necessary. The extension of the research and development tax credit reduced the statutory income tax rate of 35% by an estimated 5% for fiscal 2007. As a result of lower domestic earnings, due primarily to the employment contract settlement costs which significantly affected domestic profitability, foreign earnings are a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 11% for fiscal 2007 thereby reducing the effective income tax rate by approximately 49%. The elimination of certain tax contingencies reduced the effective tax rate by approximately 11%. Other benefits included research and development credits (prior to December 31, 2005), tax benefits attributable to extra territorial income (i.e. export sales), the
     Section 199 manufacturing deduction, the benefit of stock compensation costs, and tax exempt interest income.

     The following is a reconciliation of the U. S. Federal statutory income tax rate and the effective tax rate on pretax income:

                                                 52 weeks ended
                                       ----------------------------------
                                         July 29,     July 30,    July 31,
                                          2007         2006        2005
                                          ----         ----        ----
Tax (benefit) provision at
  Federal statutory rate                    35.0  %     35.0  %     35.0  %
State income taxes, net of
   Federal income tax benefit               (1.8)        1.8         1.9
Benefit of extra territorial income         (7.7)       (1.4)       (1.1)
Non-deductible expenses                      1.0         0.9         0.7
Benefit of foreign and
   foreign-source income                   (48.6)       (4.5)       (1.0)
Research and development credits            (5.1)       (1.3)       (5.7)
Tax exempt interest                         (3.4)       (1.2)       (1.3)
Adjustment of prior year accrual            (8.3)          -           -
Reversal of tax reserves                   (10.7)          -           -
Other, net                                   1.1        (1.5)       (0.2)
                                       ----------   ---------   ---------
   Effective tax rate                      (48.5) %     27.8  %     28.3  %
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


2007                                             October 29,   January 28,    April 29,    July 29,
----                                                2006           2007        2007         2007
                                                    ----           ----        ----         ----
Net sales                                        $  40,116        37,997       44,401      40,626
Gross profit                                     $  10,285         9,987       12,714      11,320

Net (loss) income                                $  (6,011)        1,673        3,878       3,578
                                                     =====         =====        =====       =====
(Loss) earnings per common share - Basic            $ 0.43)         0.12         0.28        0.26
                                                      ====          ====         ====        ====
Basic weighted average shares                       13,862        13,902       13,969      13,977
                                                    ======        ======       ======      ======
(Loss) earnings per common share - Diluted          $ 0.43)         0.12         0.27        0.25
                                                      ====          ====         ====        ====
Diluted weighted average shares                     13,862        14,405       14,449      14,480
                                                    ======        ======       ======      ======
2006
----                                             October 30,   January 29,    April 30,    July 30,
                                                    2005           2006         2006         2006
                                                    ----           ----         ----         ----
Net sales                                        $  41,938        45,839       45,689      42,802
Gross profit                                     $  14,125        13,488       10,953       9,781

Net income                                       $   3,975         3,964        1,702         713
                                                     =====         =====        =====         ===
Earnings per common share - Basic                $    0.28          0.27         0.12        0.05
                                                      ====          ====         ====        ====
Basic weighted average shares                       14,446        14,474       14,569      14,363
                                                    ======        ======       ======      ======
Earnings per common share - Diluted              $    0.26          0.26         0.11        0.05
                                                      ====          ====         ====        ====
Diluted weighted average shares                     15,240        15,091       15,398      14,828
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