Form 10-Q
period 2007-10-28
HERLEY INDUSTRIES INC /NEW
filed 2007-12-06
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   October 28, 2007
                                  ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     23-2413500
           --------                                     ----------
(State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                        Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania                  17601
---------------------------------------------------                  -----
     (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code:             (717) 735-8117
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

As of December 3, 2007 - 13,691,209 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 -    Financial Statements:

           Condensed Consolidated Balance Sheets -
             October 28, 2007 (Unaudited) and July 29, 2007                                         2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen weeks ended October 28, 2007
               and October 29, 2006                                                                 3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the thirteen weeks ended October 28, 2007                                          4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             thirteen weeks ended October 28, 2007
               and October 29, 2006                                                                 5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       17

Item 1A-   Risk Factors                                                                            18

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             19

Item 3 -   Defaults Upon Senior Securities                                                         19

Item 4 -   Submission of Matters to a Vote of Security Holders                                     19

Item 5 -   Other Information                                                                       19

Item 6 -   Exhibits                                                                                19

Signatures                                                                                         20

Part I - Financial Information
Item 1 - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        October 28,
                                                                                           2007           July 29,
                                                                                       (Unaudited)          2007
                                                                                       ------------     ------------
                            ASSETS
Current Assets:
          Cash and cash equivalents                                                  $      34,643    $      35,181
          Trade accounts receivable, net                                                    25,585           28,058
          Income Taxes Receivable                                                              819              819
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts and claims                                17,495           14,448
          Other receivables                                                                  2,353            2,816
          Inventories, net                                                                  53,424           51,815
          Deferred income taxes                                                              6,513            4,254
          Other current assets                                                               1,860            1,069
                                                                                       ------------     ------------
                                   Total Current Assets                                    142,692          138,460
Property, Plant and Equipment, net                                                          30,623           29,996
Goodwill                                                                                    74,102           74,044
Intangibles, net of accumulated amortization of $5,819 at October 28,
          2007 and $5,256 at July 29, 2007                                                  17,879           18,431
Other Assets                                                                                   616            1,662
                                                                                       ------------     ------------
                                   Total Assets                                      $     265,912    $     262,593
                                                                                       ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                          $       1,361    $       1,346
          Current portion of employment settlement agreement -
              (net of imputed interest of $203 at October 28, 2007 and $245
               at July 29, 2007)                                                             1,154            1,113
          Current portion of litigation settlement (net of imputed interest of $59)          3,941           -
          Accounts payable and accrued expenses                                             20,736           19,049
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                       641               99
          Income taxes payable                                                                 158            3,518
          Accrual for contract losses                                                          889            1,564
          Accrual for warranty costs                                                         1,081            1,106
          Advance payments on contracts                                                      7,118            7,163
                                                                                       ------------     ------------
                                   Total Current Liabilities                                37,079           34,958
Long-term Debt                                                                               5,533            5,951
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $542 at October 28, 2007 and $580
     at July 29, 2007)                                                                       3,854            4,117
Long-term portion of litigation settlement (net of imputed interest of $242)                 1,758           -
Other Long-term Liabilities                                                                  1,341            1,311
Deferred Income Taxes                                                                        7,120            6,615
Accrued Income Taxes Payable                                                                 3,139           -
                                                                                       ------------     ------------
                                   Total Liabilities                                        59,824           52,952
                                                                                       ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized 20,000,000 shares;
            issued and outstanding 13,896,671 at October 28, 2007, and
           13,977,115 at July 29, 2007                                                       1,390            1,398
          Additional paid-in capital                                                       106,108          107,094
          Retained earnings                                                                 96,813           99,404
          Accumulated other comprehensive income                                             1,777            1,745
                                                                                       ------------     ------------
                                   Total Shareholders' Equity                              206,088          209,641
                                                                                       ------------     ------------
                                   Total Liabilities and Shareholders' Equity        $     265,912    $     262,593
                                                                                       ============     ============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                        Thirteen weeks ended
                                                        --------------------
                                                    October 28,      October 29,
                                                       2007             2006
                                                    ------------     ------------
Net sales                                         $      35,133    $      40,116
                                                    ------------     ------------
Cost and expenses:
      Cost of products sold                              25,140           29,831
      Selling and administrative expenses                 8,820            9,022
      Litigation settlement (Notes 2 and 6)               6,042           -
      Employment contract settlement costs (Note 2)      -                 8,914
                                                    ------------     ------------
                                                         40,002           47,767
                                                    ------------     ------------

      Loss from operations                               (4,869)          (7,651)
                                                    ------------     ------------

Other income (expense):
      Investment income                                     429              216
      Interest expense                                      (25)            (143)
      Foreign exchange transaction gain                     146               17
                                                    ------------     ------------
                                                            550               90
                                                    ------------     ------------

      Loss before income taxes                           (4,319)          (7,561)
Benefit for income taxes                                 (1,728)          (1,550)
                                                    ------------     ------------
      Net loss                                    $      (2,591)   $      (6,011)
                                                    ============     ============

Loss per common share - Basic                     $       (0.19)   $       (0.43)
                                                    ============     ============

      Basic weighted average shares                      13,965           13,862
                                                    ============     ============

Loss per common share - Diluted                   $       (0.19)   $       (0.43)
                                                    ============     ============

      Diluted weighted average shares                    13,965           13,862
                                                    ============     ============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      Thirteen weeks ended October 28, 2007
                        (In thousands, except share data)

                                                                                                   Accumulated
                                                             Additional                               Other
                                              Common Stock   Paid-in      Retained    Treasury    Comprehensive
                                    Shares        Amount     Capital      Earnings     Stock      Income (Loss)      Total
                                  ------------    -------    ---------    ---------   ---------   --------------   ----------

Balance at July 29, 2007           13,977,115   $  1,398   $  107,094   $   99,404  $    -      $         1,745  $   209,641

Exercise of stock options               4,500       -              34                                                     34
Purchases of 84,944 shares of
 treasury stock                                                                         (1,288)                       (1,288)
Tax benefit upon exercise of
 stock options                                                     13                                                     13
Stock-based compensation costs                                    247                                                    247
Retirement of treasury stock          (84,944)        (8)      (1,280)                   1,288                         -
                                  ------------    -------    ---------    ---------   ---------   --------------   ----------
     Subtotal                      13,896,671      1,390      106,108       99,404       -                1,745      208,647
                                                                                                                   ----------

Net loss                                                                    (2,591)                                   (2,591)
Other comprehensive (loss) income:
   Unrealized loss on interest
    rate swap                                                                                               (10)         (10)
   Foreign currency translation
    gain                                                                                                     42           42
                                                                                                                   ----------
Comprehensive loss                                                                                                    (2,559)
                                  ------------    -------    ---------    ---------   ---------   --------------   ----------
Balance at October 28, 2007        13,896,671   $  1,390   $  106,108   $   96,813  $    -      $         1,777  $   206,088
                                  ============    =======    =========    =========   =========   ==============   ==========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Thirteen weeks ended
                                                                       --------------------
                                                                       October 28, October 29,
                                                                         2007        2006
                                                                       ---------   ----------
Cash flows from operating activities:
      Net Loss                                                       $    (2,591)$     (6,011)
                                                                       ---------   ----------
      Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
           Depreciation and amortization                                   1,846        1,751
           Stock-based compensation costs                                    247          116
           Excess tax benefit from exercises of stock options                (13)         -
           Litigation settlement costs                                     5,942          -
           Employment contract settlement costs (includes $196 of
               stock option modification costs)                              -          8,914
           Imputed interest related to employment settlement liability        80           19
           Foreign exchange transaction gains                               (146)         (17)
           Inventory valuation reserve charges                               481          287
           Reduction in accrual for contract losses                         (826)         -
           Warranty reserve charges                                          348          266
           Deferred tax benefit                                           (1,742)      (2,301)
           Changes in operating assets and liabilities:
               Trade accounts receivable                                   2,379         (330)
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and claims         (3,047)         668
               Other receivables                                             463         (435)
               Inventories                                                (2,173)         450
               Other current assets                                         (791)        (649)
               Accounts payable and accrued expenses                       1,687       (1,961)
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts                  542           34
               Income taxes payable                                         (208)         677
               Accrual for contract losses                                   151         (165)
               Employment settlement agreement                              (302)      (3,000)
               Advance payments on contracts                                 (45)         261
               Other, net                                                   (188)         218
                                                                       ---------   ----------
                    Total adjustments                                      4,685        4,803
                                                                       ---------   ----------
           Net cash provided by (used in) operating activities             2,094       (1,208)
                                                                       ---------   ----------
Cash flows from investing activities:
      Acquisition of technology license                                      -           (179)
      Capital expenditures                                                  (966)      (1,016)
                                                                       ---------   ----------
           Net cash used in investing activities                            (966)      (1,195)
                                                                       ---------   ----------
Cash flows from financing activities:
      Borrowings under bank line of credit                                 4,900        4,500
      Borrowings - other                                                     -          1,746
      Proceeds from exercise of stock options                                 34          -
      Excess tax benefit from exercises of stock options                      13          -
      Payments of long-term debt                                            (425)        (167)
      Payments under bank line of credit                                  (4,900)      (4,500)
      Purchase of treasury stock                                          (1,288)         -
                                                                       ---------   ----------
           Net cash (used in) provided by financing activities            (1,666)       1,579
                                                                       ---------   ----------
Effect of exchange rate changes on cash                                      -             22
                                                                       ---------   ----------
           Net decrease in cash and cash equivalents                        (538)        (802)
Cash and cash equivalents at beginning of period                          35,181       22,303
                                                                       ---------   ----------
Cash and cash equivalents at end of period                           $    34,643 $     21,501
                                                                       =========   ==========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the litigation settlement costs and employment contract settlement costs discussed in Note 2) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2007 Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007, as filed with the Securities and Exchange Commission ("SEC"). The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the July 29, 2007 audited financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is discussed in Note 4. The consolidated balance sheet at July 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; and stock-based compensation costs valued in accordance with FAS 123(R). Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The remaining accrual for contract losses associated with the ICI acquisition (more fully described in Note A-3 and Note B of Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007), in the amount of $826,000 was eliminated in the thirteen weeks ended October 28, 2007 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the thirteen weeks ended October 28, 2007 and the remaining options under the contract have now expired.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

     In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company (see Note 6), the parties have entered into an agreement effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, the Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 is due on or before December 15, 2007; $1,500,000 is due by March 31, 2008; and a payment of $1,000,000 is due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in the Company's possession, custody or control for the equipment supplied in conjunction with a contract between the parties; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, the Company will issue an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility by December 15, 2007. The Company recorded a charge to operations in the thirteen weeks ended October 28, 2007 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000. The payment of $2,500,000 was made and the stand-by letter of credit was issued on December 5, 2007.

     On June 27, 2007, the Company was notified by the Office of the General Counsel, Acquisition Integrity Office, Department of Navy (the "Navy"), that certain of its operations had been suspended from receiving new contract awards from the U.S. Government as discussed in Note A-1 in the Company's 2007 Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts and Chicago, Illinois. The Chicago, Illinois location is a two-person marketing office. On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement (originally signed on October 12, 2006) with the Navy as discussed below. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

     On June 13, 2006, in connection with the legal matter discussed in Note 6 "Litigation," the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The Chicago, Illinois location is a two-person marketing office. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the contracting agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where the Company is the only qualified supplier on critical defense programs.

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

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with its former Chairman to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003. Aggregate costs of approximately $8,914,000 under the Agreement, including a cash payment of $3,000,000, payments due under a Promissory Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's condensed consolidated financial statements in the thirteen weeks ended October 29, 2006.

3.   Inventories

     The major components of inventories are as follows (in thousands):

                                                                   October 28, 2007              July 29, 2007
                                                                   ----------------              -------------
              Purchased parts and raw materials                         $ 28,680                  $ 28,526
              Work in process                                             29,596                    27,797
              Finished products                                            2,509                     2,576
                                                                         -------                   -------
                                                                          60,785                    58,899
              Less:
                 Allowance for obsolete and slow moving inventory          5,609                     5,163
                 Unliquidated progress payments                            1,752                     1,921
                                                                         -------                   -------
                                                                        $ 53,424                  $ 51,815
                                                                         =======                   =======

4.   Income Taxes

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, including requiring certain expanded disclosures. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was previously recognized if it was "probable" of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on July 30, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     On July 30, 2007, the Company adopted FIN 48. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $3,139,000 of tax liabilities from current to non-current and did not require adjustment to retained earnings. The total amount of unrecognized tax benefits as of July 30, 2007 was $2,405,000, excluding interest and penalties. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. As of July 30, 2007, after implementation of FIN 48, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate, were $3,139,000 in the aggregate of which $2,665,000 may no longer be required during the Company's fiscal year ending August 3, 2008. This unrecognized tax benefit relates to a deduction taken for a previously impaired investment on a prior year's tax return for which the statute of limitations will expire in April 2008, unless extended. The ultimate timing of the tax consequences of the other tax benefits is uncertain. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. At July 30, 2007, before any tax benefits, the Company had $734,000 of accrued interest and penalties which is included as part of its unrecognized tax benefits described above.

     The Company has identified its federal tax return and its state tax return in Pennsylvania as major tax jurisdictions. The Company is also subject to multiple other state and foreign jurisdictions. The Company's evaluation of FIN 48 tax matters was performed for tax years ended 2002 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

     The income tax benefit recognized in the first quarter of fiscal 2008 was $1,728,000 (an effective income tax benefit rate of 40.0%) as compared to a benefit of $1,550,000 in the prior year's first quarter. The estimated effective income tax rate for fiscal 2008 is 24.5% which is lower than the statutory rate of 35.0% primarily due to (a) lower domestic earnings due primarily to the EADS litigation settlement which significantly reduces domestic income resulting in foreign earnings being a greater percentage of total earnings and (b) the utilization of a research and development credit. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2008, thereby reducing the effective income tax rate by approximately 9%. Other non-recurring items contributing to the tax benefit in the first quarter of fiscal 2008 include a research and development credit carryover and a lower estimated tax rate in Israel for fiscal 2007 which increased the income tax benefit for the first quarter by approximately 15.5% resulting in an overall effective rate for the quarter of 40.0%.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks ended October 28, 2007 and October 29, 2006 (in thousands):

                                                      Thirteen weeks ended
                                                      --------------------
                                                    October 28,   October 29,
                                                        2007          2006
                                                        ----          ----
     Balance at beginning of period                 $      1,106  $          986
     Provision for warranty obligations                      348             266
     Warranty costs charged to the reserve                  (373)           (184)
                                                    ------------  --------------
     Balance at end of period                       $      1,081  $        1,068
                                                    ============  ==============

6.   Litigation

     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30, 2007 alleges 27 counts of violations of the wire fraud statute (18 U.S.C.
     Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
     1001); aiding and abetting (18 U.S.C. Section 2); and a notice of forfeiture. The Company moved to dismiss the indictment and that motion was denied on November 5, 2007. A trial is currently scheduled for May 5, 2008. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

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

     In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C.
     Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for May 5, 2008.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of October 28, 2007, the Company recorded a receivable of $2,718,000 (net of a deductible of $500,000) in anticipation of recoveries. As of October 28, 2007, partial payments of approximately $1,348,000 have been received leaving a receivable balance of $1,370,000. The amount is included in other receivables in the accompanying consolidated balance sheet at October 28, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

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

     On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement with the Navy (originally signed on October 12,
     2006) extending the term of the agreement for one additional year. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

     On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave
     Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS as discussed in Note 2.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

7.   Comprehensive Loss

     Comprehensive loss for the thirteen weeks ended October 28, 2007 and October 29, 2006 is as follows (in thousands):

                                              Thirteen weeks ended
                                              --------------------
                                             October 28,  October 29,
                                                2007         2006
                                                ----         ----
Net loss                                     $    (2,591) $   (6,011)
Unrealized loss on interest rate swap                (10)        (21)
Foreign currency translation gain (loss)              42         (21)
                                             -----------  -----------
       Comprehensive loss                    $    (2,559) $   (6,053)
                                             ===========  ===========

     The foreign currency translation gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                           October 28, 2007        July 29, 2007
                                                           ----------------        -------------
            Unrealized loss on interest rate swap              $    (39)             $     (29)
            Foreign currency translation gain                     1,816                   1,774
                                                                  -----                   -----
                 Accumulated other comprehensive income          $1,777                $  1,745
                                                                  =====                   =====

8.   Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note N of the Company's July 29, 2007 Annual Report on Form 10-K/A Amendment No. 1 that provide for the grant of stock options to eligible employees and directors.


     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of $247,000 and $116,000 for the thirteen weeks ended October 28, 2007 and October 29, 2006, respectively.

     As of October 28, 2007, there were 3,581,350 stock options outstanding. No stock options were granted during the thirteen weeks ended October 28,
     2007. The aggregate value of unvested options as of October 28, 2007, as determined using a Black-Scholes option valuation model was approximately $1,629,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 2.04 years.

     Options for 4,500 shares of common stock were exercised during the thirteen weeks ended October 28, 2007 at an exercise price of $7.63 per share and options for 54,600 shares of common stock expired or were forfeited during the quarter.

     The total intrinsic value of options exercised, based on the difference between the Company's stock price at the time of exercise and the related exercise price, during the thirteen weeks ended October 28, 2007 was approximately $33,000.

     A summary of stock option activity under all plans for the thirteen weeks ended October 28, 2007 is as follows:

Non-Qualified Stock Options                                                          Weighted        Aggregate
---------------------------                                                           Average        Intrinsic
                                                  Number           Price Range       Exercise        Value (1)
                                                 of shares          per share          Price       (in thousands)
                                                 ---------          ---------          -----       --------------
Outstanding July 29, 2007                         3,640,450   $    7.25 - 21.18        $ 14.84
                                                                                   --------------
Granted                                             -                   -                -
Exercised                                            (4,500)  $            7.63        $  7.63
Cancelled                                           (54,600)  $   17.98 - 19.52        $ 19.42
                                               --------------    ----------------  --------------

Outstanding October 28, 2007                      3,581,350   $    7.25 - 21.18        $ 14.78         $ 7,240
                                                  ==========                       -------------     -----------
Exercisable October 28, 2007                      3,149,450                            $ 14.47         $ 7,240
                                                  ----------                       -------------     -----------
Vested and expected to vest October 28, 2007      3,507,730                            $ 14.73         $ 7,240
                                                  ----------                       -------------     -----------

     (1) There are 1,954,900 vested options with exercise prices greater than the closing stock price of $15.09 as of October 28, 2007.

9.   Loss per Common Share ("EPS")

     The following table shows the components used in the calculation of basic loss per common share and loss per common share assuming dilution (in thousands):

                                                            Thirteen weeks ended
                                                            --------------------
                                                         October 28,        October 29,
                                                            2007               2006
                                                     ------------------ -----------------

Numerator:
      Net Loss                                           $ (2,591)            $ (6,011)
                                                     ================== =================
Denominator:
      Basic weighted-average shares                        13,965               13,862
      Effect of dilutive securities:
           Employee stock options                             -                    -
                                                     ------------------ -----------------
           Diluted weighted-average shares                 13,965               13,862
                                                     ================== =================

      Stock options not included in computation             3,581                3,490
                                                     ================== =================

Exercise price range per share                     $7.25 - $21.18       $4.06 - $21.18

     No employee stock options were considered in the computation of diluted net loss per share for the thirteen weeks ended October 28, 2007 and October 29, 2006 as their effect is anti-dilutive. The options which were outstanding as of October 28, 2007 and excluded from the computation in the table above expire at various dates through June 8, 2017.

10.  Stock Buyback Program

     On October 12, 2007, the Company announced that its Board of Directors had approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or private transactions, in accordance with applicable SEC rules. During the thirteen weeks ended October 28, 2007 the Company repurchased and retired 84,944 shares of its common stock, pursuant to this program at an aggregate cost of approximately $1,288,000 including transaction costs. Common stock at par value and additional paid-in capital were reduced by approximately $8,000 and $1,280,000, respectively. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of October 28, 2007, approximately 1,022,000 shares are available under the Company's buyback program. Subsequent to October 28, 2007 the Company purchased an additional 205,462 shares at an aggregate cost of approximately $3,090,000.

11.  Geographic Information and Major Customers

     The Company's chief operating decision makers are considered to be the Chairman/Chief Executive Officer, the President and the Chief Operating Officer. These individuals evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. They also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company's revenues result from sales of its products.

     Revenues for the thirteen weeks ended October 28, 2007 and October 29, 2006 were as follows: defense electronics, $32,197,000 and $34,973,000, respectively; and commercial technologies, $2,936,000 and $5,143,000, respectively.

     Net sales directly to the U.S. Government in the thirteen weeks ended October 28, 2007 and October 29, 2006 accounted for approximately 15% and 21% of net sales, respectively. Northrop Grumman and Lockheed Martin accounted for approximately 12% and 11%, respectively of net sales in the thirteen weeks ended October 28, 2007. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $11,870,000 (34%) and $12,163,000 (30%) in the thirteen weeks ended October 28, 2007 and October 29, 2006, respectively.

     Geographic net sales for the first quarter based on place of contract performance, were as follows (in thousands):

                         Thirteen weeks ended
                         --------------------
                        October 28,  October 29,
                          2007          2006
                       ------------  -----------
United States        $     30,432 $      33,585
Israel                      4,422         4,375
England                       279         2,156
                       -----------   -----------
                     $     35,133 $      40,116
                       ===========   ===========

     Net property, plant and equipment by geographic area was as follows (in thousands):

                                               October 28, 2007      July 29, 2007
                                               ----------------      -------------
                United States                     $ 25,732           $ 24,904
                Israel                               4,688              4,844
                England                                203                248
                                                  --------           --------
                                                  $ 30,623           $ 29,996
                                                  ========           ========

12.  Supplemental Cash Flow information is as follows (in thousands):

                                                                       Thirteen weeks ended
                                                                       --------------------
                                                               October 28, 2007      October 29, 2006
                                                               ----------------      ----------------
           Net cash paid during the period for:
                Interest                                            $    26               $    79
                Income taxes                                        $   221               $    -

           Non-cash financing transactions:
                Retirement of 84,944 shares of treasury stock       $ 1,288               $    -

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value  Measurements"

     ("SFAS  157").  SFAS 157 defines fair value,  establishes  a framework  for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. At its meeting on November 14, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with the requirements of SFAS 157. Compliance with SFAS 157 for financial assets remains effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year and interim periods within the fiscal year beginning August 2008. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

14.  Related Party Transactions

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the thirteen weeks ended October 28, 2007 and October 29, 2006 was approximately $79,000 and $67,000, respectively.

     The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the thirteen weeks ended October 28, 2007 and October 29, 2006 was approximately $138,000 and $126,000, respectively.

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

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources." This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, the other unaudited financial data included elsewhere in this 10-Q and our 2007 Form 10-K/A Amendment No. 1.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A

Amendment No. 1 for the fiscal year ended July 29, 2007. A discussion of our critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies.

We adopted  the  provisions  of  Financial  Accounting  Standards  Board  (FASB)
Interpretation No. 48 (FIN 48) effective July 30, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.

Other than the adoption of FIN 48, there have been no material changes to the critical accounting policies or estimates reported in Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended July 29, 2007 as filed with the Securities and Exchange Commission.

Results of Operations

Thirteen weeks ended October 28, 2007 and October 29, 2006
----------------------------------------------------------
Net sales for the thirteen weeks ended October 28, 2007 were approximately $35,133,000, as compared to $40,116,000 in the thirteen weeks ended October 29, 2006, a decrease of $5.0 million (12.4%). This decrease is attributable to: a decrease of $1.6 million versus the prior year quarter as certain commercial programs ended and the transition towards military business progressed at one of our locations; a decrease of $2.1 million due to a delay in the receipt of a significant cost plus fixed fee contract for software development; a decrease of $1.1 million as the result of delays in certain microwave development programs in the first quarter of fiscal 2008; approximately $0.8 million due to the suspension in June 2007 discussed in Note 2; and a decline in revenue from simulation systems of $1.3 million due to the completion of certain contracts and the delay in booking a significant contract. Offsetting these decreases was an increase of $2.3 million in sales from the start up in production of a system upgrade and spares under a contract for the foreign market.

Domestic and foreign sales from all locations were 66% and 34% respectively of total net sales in the quarter, versus 70% and 30% respectively in the prior year quarter. Bookings in the first quarter were approximately $40 million, and were 72% domestic and 28% foreign. This compares to bookings of approximately $45 million in the prior year first quarter which were 70% domestic and 30% foreign.

The gross profit margin in the thirteen weeks ended October 28, 2007 was 28.4% compared to 25.6% in the first quarter of fiscal 2007, an increase of 2.8%. Contributing to the improvement in gross profit margin for the quarter are the following items:

o A reversal in the accrual for contract losses of approximately $826,000 due to the completion of a contract and the expiration of the remaining options.
o Non-recurrence of start-up production costs from the prior year on certain programs.
o Product mix, including an increase in foreign sales which generally yield higher margins.

Selling and administrative expenses for the thirteen weeks ended October 28, 2007 decreased approximately $202,000 over the first quarter of fiscal 2007 and was 25% of net sales as compared to 22% in fiscal 2007. Significant decreases and increases during the period included:

o A decrease in legal fees, net of accrued insurance recoveries, over the prior year quarter of $167,000. During the thirteen weeks ended October 28, 2007, gross legal costs were approximately $778,000, while legal costs net of accrued insurance recoveries were approximately $522,000 as compared to $689,000 in thirteen weeks ended October 29, 2006. Legal costs in both periods are primarily attributable to pending litigation by the U.S. Attorneys' office in Pennsylvania which, inter alia, involves pricing under two contracts with the U.S. Department of Defense.

 Offset by

o An increase in stock compensation costs recorded per SFAS 123(R) of approximately $132,000.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of October 28, 2007, we have a receivable of approximately $1,370,000 (net of a deductible of $500,000 and payments received of approximately $1,348,000) in anticipation of recoveries and the amount is included in other receivables in the accompanying condensed consolidated balance sheet at October 28, 2007. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against us (see Notes 2 and 6), we have entered into an agreement with EADS effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, we agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 is due on or before December 15, 2007; $1,500,000 is due by March 31, 2008; and a payment of $1,000,000 is due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in our possession, custody or control for the equipment supplied in conjunction with a contract between us; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, we will issue an irrevocable stand-by letter of credit in the amount of $3,500,000 under our existing credit facility by December 15, 2007. We recorded a charge to operations in the thirteen weeks ended October 28, 2007 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000. The payment of $2,500,000 was made and the stand-by letter of credit was issued on December 5, 2007.

Loss from operations for the first quarter of fiscal 2008 was $4,869,000 or 13.9% of net sales, as compared to a loss from operations of $7,651,000 or 19.1% of net sales in the prior year. The loss from operations for the first quarter of fiscal 2008 was largely impacted by the $6,042,000 litigation settlement costs. Similarly, the loss from operations for the first quarter of fiscal 2007 was largely impacted by the $8,914,000 employment contract settlement costs.

Other income (expense) improved in the first quarter of fiscal 2008 over the prior year by approximately $460,000. Contributing to the increase were improvements in investment income of $213,000 and foreign exchange gains of $129,000. In addition, interest expense was approximately $118,000 lower as certain interest costs associated with the development of software for internal use were capitalized in accordance with FAS 34, capitalization of interest cost.

The income tax benefit recognized in the first quarter of fiscal 2008 was $1,728,000 as compared to a benefit of $1,550,000 in the prior year's first quarter. The estimated effective income tax rate for fiscal 2008 of 24.5% is lower than the statutory rate of 35% primarily due to (a) the utilization of a research and development credit and (b) lower domestic earnings due primarily to the EADS litigation settlement which significantly reduces domestic income resulting in foreign earnings being a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2008, thereby reducing the effective income tax rate by approximately 9%. Other items contributing to the tax benefit in the first quarter of fiscal 2008 include a research and development credit carryover and a lower estimated tax rate in Israel for fiscal 2007.

Liquidity and Capital Resources
-------------------------------
As of October 28, 2007 and July 29, 2007,  working capital was  $105,613,000 and
$103,502,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 3.8 to 1 and 4.0 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $1,752,000 at October 28, 2007 and $1,921,000 at July 29, 2007. The balance of advanced payments was approximately $7,118,000 at October 28, 2007 and $7,163,000 at July 29, 2007.

Net cash provided by operations during the thirteen weeks ended October 28, 2007 was approximately $2.1 million as compared to cash used in operations of $1.2 million during the first quarter of the prior year, a net increase of approximately $3.3 million. We had a net loss in the first quarter of the current fiscal year of $2.6 million versus a loss of $6.0 million in the prior year first quarter, a decrease of approximately $3.4 million. The first quarter of fiscal 2008 was impacted by the settlement accrual of litigation and related costs of approximately $5.9 million and the first quarter of fiscal 2007 included employment settlement costs of approximately $8.9 million, including a cash payment of $3.0 million (as discussed in Note 2).

Other significant increases in cash provided by operating activities during the thirteen weeks ended October 28, 2007 include the following:

1.   A decrease in trade accounts receivable of $2.4 million,

2. an increase of approximately $1.7 million generated through amounts due to vendors and accrued expenses, and

3. the recognition of a deferred tax asset of approximately $1.4 million attributable to the net operating loss in the period.

Offset primarily by the following decreases in cash provided by operating activities:

1. An increase of approximately $3.0 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts and claims, and

2.   an increase in inventory of approximately $2.2 million.

Net cash used in investing activities relates to capital expenditures of approximately $1.0 million.

Net cash used in financing activities includes:

     1. The purchase and retirement of 84,944 shares of our common stock at an aggregate cost of approximately $1,288,000, including transaction costs, pursuant to an expansion of a stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or private transactions. As of October 28, 2007, approximately 1,022,000 shares are available for purchase under the buyback program. Subsequent to October 28, 2007 the Company purchased an additional 205,462 shares at an aggregate cost of approximately $3,090,000 and intends to continue to buy back shares depending on a number of factors, including our future financial performance, available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive; and .

     2.   payments of $0.4 million related to our long-term debt.

During the thirteen weeks ended October 28, 2007 we borrowed and repaid $4.9 million under our revolving credit facility for short-term working capital needs.

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. We may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $11.6 million at October 28, 2007. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Funded backlog as of October 28, 2007 was approximately $137 million out of a total backlog of approximately $142 million. During the quarter ended October 28, 2007, we utilized the credit facility for short-term working capital needs to the extent of $4.9 million. There are no borrowings under the credit line at October 28, 2007 and July 29, 2007. Stand-by letters of credit were outstanding in the amount of approximately $11.6 million under the credit facility at October 28, 2007, and $11.5 million at July 29, 2007.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants at October 28, 2007.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2008 will be generated from our existing backlog of sales orders. The funded backlog of orders at October 28, 2007 was approximately $137 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of October 28, 2007, we have approximately $28.4 million available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $11.6 million and cash reserves of approximately $34.6 million. In connection with the litigation settlement discussed in Note 2, the Company will issue an irrevocable stand-by letter of credit for $3.5 million on or before December 15, 2007 which will reduce the availability under the credit facility to approximately $24.9 million.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the
Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007 under Management's Discussion and Analysis. In addition to the financial obligations contained therein, the following payments (including imputed interest), as well as a stand-by letter of credit, are required under the terms of the litigation settlement discussed in Note 2 (in thousands):

                                                                       Stand-by
                                                                        Letter
                                                     Payments          of Credit
                                                     --------          ---------
                     Within one year                 $4,000             $1,500
                           2-3 years                  2,000              2,000
                                                      -----              -----
                               Total                 $6,000             $3,500
                                                      =====              =====

Upon the adoption of FIN 48, the Company reclassified to long term its liabilities for unrecognized tax benefits in the amount of approximately $3.1 million, as discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company is unable to make reasonable estimates as to the period(s) in which cash will be paid for these liabilities.

New Accounting Pronouncements
-----------------------------
For a discussion of new accounting standards, see Note 13 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since July 29, 2007.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of October 28, 2007.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30, 2007 alleges 27 counts of violations of the wire fraud statute (18 U.S.C.
     Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
     1001); aiding and abetting (18 U.S.C. Section 2); and a notice of forfeiture. The Company moved to dismiss the indictment and that motion was denied on November 5, 2007. A trial is currently scheduled for May 5, 2008. The Company believes that no criminal conduct has occurred and will vigorously contest the charges. If convicted, Mr. Blatt and the Company could be fined up to approximately $13 million each and the Company could be required to forfeit approximately $2.9 million paid under the contracts. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

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

     In addition, in June 2006, the Company was notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C.
     Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, and does not anticipate any further activity related to this potential claim until after the trial of the criminal matter mentioned above which is currently scheduled for May 5, 2008.

     The Company believes it has substantial defenses to the charges alleged in the indictment and intends to vigorously defend against these allegations.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of October 28, 2007, the Company recorded a receivable of $2,718,000 (net of a deductible of $500,000) in anticipation of recoveries. As of October 28, 2007 partial payments of approximately $1,348,000 have been received leaving a balance of $1,370,000. The amount is included in other receivables in the accompanying consolidated balance sheet at October 28, 2007. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

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

     On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement with the Navy (originally signed on October 12,
     2006) extending the term of the agreement for one additional year. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of our business is received under contracts where we are the only qualified supplier on critical defense programs.

     On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave
     Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A -  Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 -"Item 1A. Risk Factors" in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended July 29, 2007, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K/A Amendment No. 1 for the year ended July 29, 2007 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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


                                   HERLEY INDUSTRIES, INC.
                                       Registrant




                                   BY: /S/     Myron Levy
                                   -----------------------------------------
                                   Myron Levy, Chief Executive Officer



                                   BY: /S/    Kevin J. Purcell
                                   -----------------------------------------
                                   Kevin J. Purcell, Chief Financial Officer
DATE: December 6, 2007