Form 10-Q
period 2008-02-03
HERLEY INDUSTRIES INC /NEW
filed 2008-03-12
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:   February 3, 2008
                                  ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                      23-2413500
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

101 North Pointe Boulevard, Lancaster, Pennsylvania             17601
---------------------------------------------------             -----
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code:        (717) 735-8117
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

                        [ ]  Yes            [X]  No

As of March 7, 2008 - 13,502,677 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION
Item 1 -    Financial Statements:

           Condensed Consolidated Balance Sheets -
             February 3, 2008 (Unaudited) and July 29, 2007                                         2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             fourteen and twenty-seven weeks ended February 3, 2008
               and for the thirteen and twenty-six weeks ended January 28, 2007                     3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the twenty-seven weeks ended February 3, 2008                                      4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             twenty-seven weeks ended February 3, 2008
               and for the twenty-six weeks ended January 28, 2007                                  5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         14

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              21

Item 4 -   Controls and Procedures                                                                 21

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       21

Item 1A-   Risk Factors                                                                            23

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             23

Item 3 -   Defaults Upon Senior Securities                                                         23

Item 4 -   Submission of Matters to a Vote of Security Holders                                     23

Item 5 -   Other Information                                                                       24

Item 6 -   Exhibits                                                                                24

Signatures                                                                                         25

Part I - Financial Information
Item 1 - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       February 3,
                                                                                          2008           July 29,
                                                                                       (Unaudited)         2007
                                                                                       ------------     ------------
                            ASSETS
Current Assets:
          Cash and cash equivalents                                                  $      24,808    $      35,181
          Trade accounts receivable, net                                                    19,326           28,058
          Income Taxes Receivable                                                              819              819
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts and claims                                18,779           14,448
          Other receivables                                                                  2,911            2,816
          Inventories, net                                                                  54,787           51,815
          Deferred income taxes                                                              7,176            4,254
          Other current assets                                                               1,878            1,069
                                                                                       ------------     ------------
                                   Total Current Assets                                    130,484          138,460
Property, Plant and Equipment, net                                                          31,223           29,996
Goodwill                                                                                    73,885           74,044
Intangibles, net of accumulated amortization of $6,381 at February 3,
          2008 and $5,256 at July 29, 2007                                                  17,276           18,431
Other Assets                                                                                   586            1,662
                                                                                       ------------     ------------
                                   Total Assets                                      $     253,454    $     262,593
                                                                                       ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                          $       1,372    $       1,346
          Current portion of employment settlement agreement -
              (net of imputed interest of $163 at February 3, 2008 and $245
               at July 29, 2007)                                                             1,194            1,113
          Current portion of litigation settlement (net of imputed interest of $18)          1,482           -
          Accounts payable and accrued expenses                                             20,091           19,049
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                       864               99
          Income taxes payable                                                                 340            3,518
          Accrual for contract losses                                                        1,190            1,564
          Accrual for warranty costs                                                         1,017            1,106
          Advance payments on contracts                                                      6,954            7,163
                                                                                       ------------     ------------
                                   Total Current Liabilities                                34,504           34,958
Long-term Debt                                                                               5,267            5,951
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $505 at February 3, 2008 and $580
     at July 29, 2007)                                                                       3,488            4,117
Long-term portion of litigation settlement (net of imputed interest of $214)                 1,786           -
Other Long-term Liabilities                                                                  1,438            1,311
Deferred Income Taxes                                                                        7,123            6,615
Accrued Income Taxes Payable                                                                 3,244           -
                                                                                       ------------     ------------
                                   Total Liabilities                                        56,850           52,952
                                                                                       ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized 20,000,000 shares;
            issued and outstanding 13,502,677 at February 3, 2008, and
           13,977,115 at July 29, 2007                                                       1,350            1,398
          Additional paid-in capital                                                       100,734          107,094
          Retained earnings                                                                 92,973           99,404
          Accumulated other comprehensive income                                             1,547            1,745
                                                                                       ------------     ------------
                                   Total Shareholders' Equity                              196,604          209,641
                                                                                       ------------     ------------
                                   Total Liabilities and Shareholders' Equity        $     253,454    $     262,593
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

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                                   Twenty-
                                                      Fourteen      Thirteen        seven       Twenty-six
                                                       weeks          weeks         weeks         weeks
                                                       ended          ended         ended         ended
                                                     February 3,    January 28,   February 3,  January 28,
                                                       2008           2007          2008          2007
                                                    -----------    ----------     ----------   -----------

Net sales                                           $   34,661    $   37,997     $   69,794     $   78,113
                                                    -----------   -----------    -----------    -----------
Cost and expenses:
      Cost of products sold                             29,668        28,010         54,808         57,841
      Selling and administrative expenses                9,098         7,398         17,918         16,420
      Litigation settlement (Notes 2 and 6)             -              -              6,042         -
      Employment contract settlement costs (Note 2)     -              -              -              8,914
                                                    -----------   -----------    -----------    -----------
                                                        38,766        35,408         78,768         83,175
                                                    -----------   -----------    -----------    -----------

      (Loss) income from operations                     (4,105)        2,589         (8,974)        (5,062)
                                                    -----------   -----------    -----------    -----------

Other income (expense):
      Investment income                                    379           263            808            479
      Interest expense                                    (238)         (222)          (263)          (365)
      Foreign exchange transactions (loss) gain           (194)          266            (48)           283
                                                    -----------   -----------    -----------    -----------
                                                           (53)          307            497            397
                                                    -----------   -----------    -----------    -----------

      (Loss) income before income taxes                 (4,158)        2,896         (8,477)        (4,665)
(Benefit) provision for income taxes                      (318)        1,223         (2,046)          (327)
                                                    -----------   -----------    -----------    -----------

      Net (loss) income                             $   (3,840)   $    1,673     $   (6,431)    $   (4,338)
                                                    ===========   ===========    ===========    ===========

(Loss) earnings per common share - Basic            $     (.28)   $      .12     $     (.47)    $     (.31)
                                                    ===========   ===========    ===========    ===========

      Basic weighted average shares                     13,617        13,902         13,791         13,882
                                                    ===========   ===========    ===========    ===========

(Loss) earnings per common share - Diluted          $     (.28)   $      .12     $     (.47)    $     (.31)
                                                    ===========   ===========    ===========    ===========

      Diluted weighted average shares                   13,617        14,405         13,791         13,882
                                                    ===========   ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    Twenty-seven weeks ended February 3, 2008
                        (In thousands, except share data)

                                                                                                Accumulated
                                                            Additional                             Other
                                                 Common Stock        Paid-in     Retained   Treasury   Comprehensive
                                             Shares       Amount     Capital     Earnings    Stock     Income (Loss)     Total
                                          -------------  --------   -----------  ---------  ---------  ---------------  ---------
Balance at July 29, 2007                    13,977,115    $ 1,398   $  107,094   $ 99,404   $  -         $      1,745   $209,641

Exercise of stock options                       19,500       -             170                                               170
Purchases of 493,938 shares of
   treasury stock                                                                             (7,138)                     (7,138)
Tax benefit upon exercise of
   stock options                                                            47                                                47
Stock-based compensation costs                                             513                                               513
Retirement of treasury stock                  (493,938)       (48)      (7,090)                7,138                        -
                                          -------------   --------  -----------  ---------  ---------  ---------------  ---------
     Subtotal                               13,502,677      1,350      100,734     99,404       -               1,745    203,233
                                                                                                                        ---------

Net loss                                                                           (6,431)                                (6,431)
Other comprehensive (loss) income:
   Unrealized loss on interest rate swap                                                                          (52)       (52)
   Foreign currency translation loss                                                                             (146)      (146)
                                                                                                                        ---------
Comprehensive loss                                                                                                        (6,629)

                                          -------------   --------  -----------  ---------  ---------  ---------------  ---------
Balance at February 3, 2008                 13,502,677    $ 1,350   $  100,734   $ 92,973   $   -        $      1,547   $196,604
                                          =============   ========  ===========  =========  =========  ===============  =========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  Twenty-seven       Twenty-six
                                                                      weeks            weeks
                                                                      ended            ended
                                                                   February 3,       January 28,
                                                                      2008              2007
                                                                  -----------        ----------
Cash flows from operating activities:
      Net Loss                                                    $  (6,431)          $  (4,338)
                                                                  ----------          ----------

      Adjustments to reconcile net loss to
         net cash provided by operating activities:
           Depreciation and amortization                              3,718               3,507
           Stock-based compensation costs                               513                 225
           Excess tax benefit from exercises of stock options           (47)               (212)
           Employment contract settlement costs (includes $196 of
               stock option modification costs)                        -                  5,914
           Litigation settlement costs                                5,942                -
           Imputed interest                                             226                 111
           Deferred tax benefit                                      (2,391)             (2,307)
           Loss (gain) on sale of fixed assets                            8                (107)
           Foreign exchange transaction losses (gains)                   48                 (68)
           Inventory valuation reserve charges                          859                 424
           Reduction in accrual for contract losses                    (826)               (664)
           Warranty reserve charges                                     566                 634
           Changes in operating assets and liabilities:
               Trade accounts receivable                              8,638               2,162
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and claims    (4,331)                920
               Other receivables                                        (95)               (888)
               Inventories                                           (3,914)             (1,499)
               Other current assets                                    (809)               (315)
               Accounts payable and accrued expenses                  1,042              (5,266)
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts             765                 146
               Income taxes payable                                     113               1,774
               Accrual for contract losses                              452                (321)
               Employment settlement payments                          (705)               (130)
               Litigation settlement payments                        (2,500)               -
               Advance payments on contracts                           (209)              1,517
               Other, net                                              (462)                201
                                                                  ----------          ----------
                    Total adjustments                                 6,601               5,758
                                                                  ----------          ----------
           Net cash provided by operating activities                    170               1,420
                                                                 ----------          ----------
Cash flows from investing activities:
      Acquisition of technology license                                -                   (179)
      Proceeds from sale of fixed assets                               -                    202
      Capital expenditures                                           (2,886)             (2,235)
                                                                  ----------          ----------

           Net cash used in investing activities                     (2,886)             (2,212)
                                                                  ----------          ----------

Cash flows from financing activities:
      Borrowings under bank line of credit                            9,400               8,500
      Borrowings - other                                               -                  1,746
      Proceeds from exercise of stock options                           170               1,087
      Excess tax benefit from exercises of stock options                 47                 212
      Payments of long-term debt                                       (733)               (440)
      Payments under bank line of credit                             (9,400)             (8,500)
      Purchase of treasury stock                                     (7,138)               -
                                                                  ----------          ----------

           Net cash (used in) provided by financing activities       (7,654)              2,605
                                                                  ----------          ----------
Effect of exchange rate changes on cash                                  (3)                  8
                                                                  ----------          ----------
           Net (decrease) increase in cash and cash equivalent      (10,373)              1,821
Cash and cash equivalents at beginning of period                     35,181              22,303
                                                                  ----------          ----------

Cash and cash equivalents at end of period                        $  24,808           $  24,124
                                                                  ==========          ==========

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; estimated claims and unpriced change orders under contracts; the valuation of inventory; and stock-based compensation costs valued in accordance with FAS 123(R). Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the recoverability of contractual claims, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The remaining accrual for contract losses associated with the ICI acquisition (more fully described in Note A-3 and Note B of Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007), in the amount of $826,000 was eliminated in the twenty-seven weeks ended February 3, 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired. The Company recognized a loss of approximately $966,000 in the fourteen weeks ended February 3, 2008 on a development contract due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts.

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company (see Note 6), the parties have entered into an agreement effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, the Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 was made on December 5, 2007; $1,500,000 is due by March 31, 2008; and a payment of $1,000,000 is due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in the Company's possession, custody or control for the equipment supplied in conjunction with a contract between the parties; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, the Company issued an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility. The Company recorded a charge to operations in the twenty-seven weeks ended February 3, 2008 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000.

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

Effective   October  12,  2006  and  as  a  condition   to  entering   into  the
Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with its former Chairman to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003. Aggregate costs of approximately $8,914,000 under the Agreement, including a cash payment of $3,000,000, payments due under a Promissory Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's condensed consolidated financial statements in the twenty-six weeks ended January 28, 2007.

3.   Inventories

The major components of inventories are as follows (in thousands):

                                                         February 3,     July 29,
                                                             2008          2007
                                                         ----------     ----------
Purchased parts and raw materials                      $    28,865    $   28,526
Work in process                                             31,098        27,797
Finished products                                            2,295         2,576
                                                        -----------    -----------
                                                       $    62,258    $   58,899
Less:
   Allowance for obsolete and slow moving inventory          5,961         5,163
   Unliquidated progress payments                            1,510         1,921
                                                        -----------    -----------
                                                       $    54,787    $   51,815
                                                        ===========    ===========

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

On July 30, 2007, the Company adopted FIN 48. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $3,139,000 of tax liabilities (including interest and penalties of $ 734,000) from current to non-current and did not require an adjustment to retained earnings. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. As of February 3, 2008, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate, were $3,244,000 in the aggregate of which $2,733,000 may no longer be required during the Company's fiscal year ending August 3, 2008. This unrecognized tax benefit relates to a deduction taken for a previously impaired investment on a prior year's tax return for which the statute of limitations will expire in April 2008, unless extended. The ultimate timing of the tax consequences of the other tax benefits is uncertain. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. At February 3, 2008 the Company had $839,000 of accrued interest and penalties which is included in unrecognized tax benefits discussed above and included as "Accrued Income Taxes Payable" under long-term liabilities in the accompanying balance sheet.

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

The income tax benefit recognized in the first half of fiscal 2008 was $2,046,000 (an effective income tax benefit rate of 24.1%) as compared to a benefit of $327,000 (an effective income tax benefit rate of 7.0%) in the first half of the prior fiscal year. The estimated effective income tax rate for fiscal 2008 is 20.0% which is lower than the statutory rate of 35.0% primarily due to lower domestic earnings as a result of the EADS litigation settlement, as well as lower projected operating income for domestic operations in fiscal 2008, resulting in foreign earnings being a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2008, thereby reducing the effective income tax rate by approximately 18%. Other non-recurring items contributing to the tax benefit in the first half of fiscal 2008 include a research and development credit carryover and a lower than expected tax rate in Israel for fiscal 2007 which increased the income tax benefit for the first six months of fiscal 2008 by approximately 4.1% resulting in an overall effective rate for the first half of fiscal 2008 of approximately 24.1%.

5.   Product Warranties

The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the fourteen and twenty-seven weeks ended February 3, 2008 and the thirteen and twenty-six weeks ended January 28, 2007 (in thousands):

                                                                                  Twenty-       Twenty-
                                                     Fourteen      Thirteen        seven          six
                                                       weeks         weeks         weeks         weeks
                                                       ended         ended         ended         ended
                                                    February 3,   January 28,   February 3,   January 28,
                                                       2008          2007          2008          2007
                                                    -----------   -----------   -----------   -----------
     Balance at beginning of period                  $  1,081      $  1,068      $  1,106       $   986
     Provision for warranty obligations                   218           368           566           634
     Warranty costs charged to the reserve               (282)         (286)         (655)         (470)
                                                    -----------   -----------   -----------   -----------
     Balance at end of period                        $  1,017      $  1,150      $  1,017       $ 1,150
                                                    -----------   -----------   -----------   -----------

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

On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence.

In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence.

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

The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of February 3, 2008, the Company recorded claims of approximately $3,565,000 (net of a deductible of $500,000) in anticipation of recoveries. As of February 3, 2008, partial payments of approximately $1,557,000 have been received leaving a receivable balance of $2,008,000. The amount is included in other receivables in the accompanying condensed consolidated balance sheet at February 3, 2008. Subsequent to February 3, 2008, the Company received an additional payment of approximately $440,000. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

The term "Loss" is defined in the policy as follows:

"Loss means the amount that any Insured becomes legally obligated to pay on account of any covered Claim, including but not limited to damages (including punitive or exemplary damages, or the multiple portion of any multiplied damage award, if and to the extent such damages are insurable under the law of the jurisdiction most favorable to the insurability of such damages provided such jurisdiction has a substantial relationship to the relevant Insureds, to the Company, or to the Claim giving rise to the damages), judgments, settlements, pre-judgment and post-judgment interest, Defense Costs and, solely with respect to Insuring Clause 2, Settlement fees."

Further, the policy defines "Defense Costs" as follows:

"Defense Costs means that part of Loss consisting of reasonable costs, charges, fees (including but not limited to attorneys' fees and experts' fees) and expenses (other than regular or overtime wages, salaries, fees or benefits of the directors, officers or employees of the Organization) incurred in defending any Claim and the premium for appeal, attachment or similar bonds."

In establishing the receivable for legal recoveries, the Company identified and segregated defense costs related to the defense of the class action lawsuits and the defense of the former Chairman and officer of the Company in the criminal case. The Company believes such costs represent a "loss" under its D&O policy and are recoverable. The Company excluded all defense costs related to the defense of the Company pertaining to the criminal case as such costs may not be recoverable under the D&O policy.

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

On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS effective December 5, 2007, as discussed in Note 2.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

7.   Comprehensive (Loss) Income

Comprehensive (loss) income for the periods presented is as follows (in thousands):

                                                                               Twenty-      Twenty-
                                                  Fourteen      Thirteen        seven         six
                                                    weeks        weeks          weeks        weeks
                                                    ended        ended          ended        ended
                                                 February 3,   January 28,   February 3,   January 28,
                                                    2008          2007          2008          2007
                                                    ----          ----          ----          ----
Net (loss) income                                $  (3,840)     $  1,673       $  (6,431)   $  (4,338)
Unrealized (loss) income on interest rate swap         (42)           12             (52)          (9)
Foreign currency translation (loss) gain              (188)          436            (146)         415
                                                 ------------  -----------   ------------  -----------
       Comprehensive (loss) income               $  (4,070)     $  2,121       $  (6,629)      (3,932)
                                                 ============  ===========   ============  ===========

The foreign currency translation (loss) gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

The components of accumulated other comprehensive income are as follows (in thousands):

                                                 February 3,    July 29,
                                                    2008         2007
                                                    ----         ----
Unrealized loss on interest rate swap          $     (81)     $     (29)
Foreign currency translation gain                  1,628          1,774
                                               ----------     ----------
     Accumulated other comprehensive income    $   1,547      $   1,745
                                               ==========     ==========

8.   Share-Based Compensation

The Company has various fixed stock option plans which are described in Note N of the Company's July 29, 2007 Annual Report on Form 10-K/A Amendment No. 1 that provide for the grant of stock options to eligible employees and directors.

The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of approximately $266,000 and $513,000 for the fourteen and twenty-seven weeks ended February 3, 2008 and approximately $109,000 and $224,000 for the thirteen and twenty-six weeks ended January 28, 2007, respectively.

As of February 3, 2008, there were 3,544,450 stock options outstanding. Options for 4,000 shares of common stock were issued at an average price of $13.87 during the twenty-seven weeks ended February 3, 2008. The aggregate fair value of the options issued, as determined using a Black-Scholes option valuation model, is approximately $23,000. No stock options were granted during the twenty-six weeks ended January 28, 2007. The aggregate value of unvested options as of February 3, 2008, as determined using a Black-Scholes option valuation model, was approximately $1,384,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.8 years.

Options for 19,500 shares of common stock were exercised during the twenty-seven weeks ended February 3, 2008 at exercise prices of $7.63 and $9.13 per share and options for 80,500 shares of common stock expired or were forfeited during the period.

The total intrinsic value of options exercised during the twenty-seven weeks ended February 3, 2008, based on the difference between the Company's stock price at the time of exercise and the related exercise price, was approximately $123,000.

A summary of stock option activity under all plans for the twenty-seven weeks ended February 3, 2008 is as follows:

Non-Qualified Stock Options
----------------------------                                                         Weighted       Aggregate
                                                                                     Average        Intrinsic
                                                  Number           Price Range       Exercise         Value
                                                 of shares          per share         Price       (in thousands)
                                                 ---------         -----------      ----------    --------------
Outstanding July 29, 2007                          3,640,450    $   7.25 - 21.18      $ 14.84
Granted                                                4,000    $  12.58 - 15.16      $ 13.87
Exercised                                            (19,500)   $   7.63 -  9.13      $  8.78
Cancelled                                            (80,500)   $  17.98 - 20.09      $ 19.28
                                               --------------    ----------------  --------------

Outstanding February 3, 2008                       3,544,450    $   7.25 - 21.18      $ 14.77          $ 3,809
                                               ==============                      --------------      -------
Exercisable February 3, 2008 (1)                   3,111,950                          $ 14.46          $ 3,809
                                               --------------                      --------------      -------
Vested and expected to vest February 3, 2008       3,470,553                          $ 14.72          $ 3,809
                                               --------------                      --------------      -------
(1)  There are 1,074,450  vested  options with exercise  prices greater than the closing stock price of $12.97 as of February 3, 2008.

9. (Loss) earnings per Common Share ("EPS")

The following table shows the components used in the calculation of basic loss per common share and loss per common share assuming dilution (in thousands):

                                                                                     Twenty-           Twenty-
                                                   Fourteen         Thirteen          seven              six
                                                    weeks            weeks            weeks             weeks
                                                    ended            ended            ended             ended
                                                 February 3,      January 28,      February 3,       January 28,
                                                    2008             2007             2008              2007
                                                    ----             ----             ----              ----
Numerator:
     Net (loss) income                            $ (3,840)        $ 1,673          $ (6,431)          $ (4,338)
                                                  =========        =======          =========          =========
Denominator:
  Basic weighted-average shares                     13,617          13,902            13,791             13,882
     Effect of dilutive securities:
         Employee stock options                       -                503              -                  -
                                               ----------------------------------------------------------------------
         Diluted weighted-average shares            13,617          14,405            13,791             13,882
                                               ======================================================================
     Stock options not included in computation       3,544           1,730             3,544              3,387
                                               ======================================================================
Exercise price range per share                 $7.25 - $21.18   $15.78 - $21.18   $7.25 - $21.18     $4.31 - $21.18

No employee stock options were considered in the computation of diluted net loss per share for the fourteen and twenty-seven weeks ended February 3, 2008 and for the twenty-six weeks ended January 28, 2007 as their effect is anti-dilutive. The options which were outstanding as of February 3, 2008 and excluded from the computation in the table above expire at various dates through June 8, 2017.

10.  Stock Buyback Program

On October 12, 2007, the Company announced that its Board of Directors had approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or private transactions, in accordance with applicable SEC rules. During the twenty-seven weeks ended February 3, 2008 the Company repurchased and retired 493,938 shares of its common stock, pursuant to this program at an aggregate cost of approximately $7,138,000 including transaction costs. Funds to acquire the shares came from excess cash reserves. Common stock at par value and additional paid-in capital were reduced by approximately $48,000 and $7,090,000, respectively. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of February 3, 2008, approximately 614,000 shares are available under the Company's buyback program.

11.      Geographic Information and Major Customers

The Company's chief operating decision makers are considered to be the Chairman/Chief Executive Officer and the Chief Operating Officer. These individuals evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. They also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company's revenues result from sales of its products.

Net sales for defense electronics and commercial technologies were as follows:

                                                             Twenty-       Twenty-
                                Fourteen      Thirteen        seven          six
                                  weeks         weeks         weeks         weeks
                                  ended         ended         ended         ended
                               February 3,   January 28,   February 3,   January 28,
                                  2008          2007          2008          2007
                                  ----          ----          ----          ----
     Defense electronics       $ 32,398      $  34,270     $   64,595     $  69,243
     Commercial technologies      2,263          3,727          5,199         8,870
                               -----------   -----------   -----------    ----------
          Net sales            $ 34,661      $  37,997     $   69,794     $  78,113
                               ===========   ===========   ===========    ==========

Net sales directly to the U.S. Government in the twenty-seven and twenty-six weeks ended February 3, 2008 and January 28, 2007 accounted for approximately 14% and 21% of net sales, respectively, and in the fourteen and thirteen weeks ended February 3, 2008 and January 28, 2007 net sales directly to the U.S. Government accounted for approximately 14% and 20% of net sales. Northrop Grumman and Lockheed Martin each accounted for approximately 12% of net sales in the twenty-seven weeks ended February 3, 2008. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $22,986,000 (33%) and $23,646,000 (30%) in the twenty-seven and twenty-six weeks ended February 3, 2008 and January 28, 2007, respectively; and in the fourteen and thirteen weeks ended February 3, 2008 and January 28, 2007 foreign sales amounted to approximately $11,116,000 (32%) and $11,483,000 (30%), respectively.

Geographic net sales based on place of contract performance, were as follows (in thousands):

                                                       Twenty-      Twenty-
                          Fourteen      Thirteen        seven         six
                           weeks         weeks          weeks        weeks
                           ended         ended          ended        ended
                         February 3,   January 28,   February 3,   January 28,
                            2008          2007          2008          2007
                            ----          ----          ----          ----
     United States       $   28,284    $   31,653    $   58,716    $   65,238
     Israel                   5,518         5,125         9,940         9,500
     England                    859         1,219         1,138         3,375
                         -----------   -----------   -----------   -----------
          Net sales      $   34,661    $   37,997    $   69,794    $   78,113
                         ===========   ===========   ===========   ===========

Net property, plant and equipment by geographic area were as follows (in thousands):

                          February 3,    July 29,
                            2008           2007
                            ----           ----
United States            $  26,519     $  24,904
Israel                       4,547         4,844
England                        157           248
                         ---------     ---------
                         $  31,223     $  29,996
                         =========     =========

12. Supplemental Cash Flow information is as follows (in thousands):

                                                          Twenty-seven         Twenty-six
                                                           weeks ended         weeks ended
                                                        February 3, 2008    January 28, 2007
                                                        ----------------    ----------------
Net cash paid during the period for:
   Interest                                                   $ 206               $ 247
   Income taxes                                               $ 232                $ -

Non-cash financing transactions:
   Retirement of 493,938 shares of treasury stock            $ 7,138               $ -

13.  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (the Company's 2010 fiscal year). The Company does not believe this Statement will have a material impact on the financial statements. SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company's 2010 fiscal year). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, and would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned businesses acquired in the future.

14.  Related Party Transactions

The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the fourteen and twenty-seven weeks ended February 3, 2008 was approximately $73,000 and $142,000, respectively, and for the thirteen and twenty-six weeks ended January 28, 2007 was approximately $68,000 and $135,000, respectively.

The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the fourteen and twenty-seven weeks ended February 3, 2008 was approximately $187,000 and $298,000, respectively, and for the thirteen and twenty-six weeks ended January 28, 2007 was approximately $175,000 and $342,000, respectively.

15.  Stand-by Letters of Credit

The Company maintains a letter of credit facility in connection with its revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires March 31, 2009. At February 3, 2008, stand-by letters of credit aggregating approximately $14,765,000 were outstanding under this facility. On March 4, 2008 the Company issued a stand-by letter of credit on behalf of our customer as a repayment guarantee for an advance of approximately $4.0 million in connection with an order from their customer.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report are "forward-looking" statements that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can be identified by terminology such as "may", "will", "should" , "expects", "intends", "anticipates", "believes", "estimates", "predicts", "continue", or the negative of these terms or other comparable terminology. These important factors include, without limitation, a large percentage of sales are under government contracts, cost overruns under fixed price contracts, doing business in foreign markets, customer concentration, competitive factors and pricing pressures, effective integration of acquired businesses, management of future growth, recruiting and retaining qualified technical personnel, general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Further, the Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

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

Critical Accounting Policies and Estimates

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

Results of Operations

Our Company's senior management regularly reviews the performance of our operations including reviews of key performance metrics as well as the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods, and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of the key performance metrics.

                                      Second Quarter                      Six Months Year to Date
                            ------------------------------------    ------------------------------------
                                 2008        2007      % Change          2008        2007      % Change
                            ------------------------------------    ------------------------------------
Key performance metrics
Net sales                       $34,661     $37,997          (9)%       $69,794     $78,113         (11)%
Gross profit                     $4,993      $9,987         (50)%       $14,986     $20,272         (26)%
Gross profit percentage           14.4%       26.3%                       21.5%       26.0%
Operating (loss) income         ($4,105)     $2,589        (259)%       ($8,974)    ($5,062)        (77)%
Bookings                        $41,695     $43,316          (4)%       $81,973     $88,196          (7)%
Backlog                        $148,002    $136,303           9 %      $148,002    $136,303           9 %

As you will see in the following management discussion of the results of operations, the results for the Company in our second quarter were poor and we find the performance to be unacceptable. There were a number of specific performance issues across several of our operations that impacted the results negatively and significantly. In our discussion below, we will explain the key performance metrics and provide a thorough and complete analysis of the performance of the Company in the second quarter. While the results of the second quarter are highly disappointing, we do not believe they are indicative of a trend and we expect to return to profitability this year. However, there can be no assurance that we will achieve our expectations.

Our backlog remains strong and at high levels while our proposal activity continues to be very active and promising. The current poor financial performance is driven largely by engineering and manufacturing difficulties on a number of significant and important contracts, including contracts that are primarily developmental in nature. We believe we understand the various technical problems we are facing and we have action plans well underway to resolve them. In addition, we have been impacted by delayed receipt of key follow-on contract awards. We are now in final negotiations with our customers on these contracts and expect to book these orders during our third quarter. Although there can be no assurance that we will succeed, we are confident that we will successfully work through these challenges.

During recent months, a number of operational improvement initiatives have been undertaken at our operating facilities which we expect will provide operational performance improvement, some of which should have immediate effects. We have established four improvement objectives across all locations. They are: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We have motivated our employees to actively engage in this program. Across our eight locations we now have 125 active teams addressing company specific improvement objectives aligned with these four corporate objectives. Each of these teams has a quantifiable improvement objective targeted for completion on or before the end of our fiscal year. We are also emphasizing a culture of honoring our commitments in everything we do. We are seeing this process improvement culture beginning to take root in our operations. Although we believe that our expectations for the success of these initiatives are reasonable, there are no guarantees that future results, performance or achievements may be realized.

Similarly, we formed five Councils which are: Technology, Operations, Business Development, Finance, and Contracts. Each Council has a representative from each of our locations and is chartered with the objective of implementing process improvements in their respective discipline that crosses all locations as well as sharing of best practices across Herley. Each Council has identified specific, measurable objectives that will be achieved on or before the end of this fiscal year. Thirty different issues are being addressed by the Councils, each of which we believe will improve the performance of the Company.

In addition, we are identifying and implementing specific and substantive actions immediately to control costs and focus the resources of the Company directly on the operational performance issues which are designed to bring about measurable improvement in a short period of time.

Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges facing our Company and we remain optimistic that the Company's performance issues will be short-lived.

Fourteen weeks ended February 3, 2008 and thirteen weeks ended January 28, 2007
-------------------------------------------------------------------------------

Net sales for the fourteen weeks ended February 3, 2008 were approximately $34.7 million, as compared to $38.0 million in the thirteen weeks ended January 28, 2007, a decrease of $3.3 million (8.8%). This decrease is attributable to:

o a decrease of $2.5 million due to delays in booking and reduction in scope for certain cost plus fixed fee contracts for software development at Innovative Concepts, Inc. ("ICI");
o a decrease of $1.1 million due to the completion of a contract for radio communications equipment at ICI;
o a decrease of $1.2 million as the result of delays in certain microwave development programs at Herley Farmingdale;
o a decrease at Herley Medical Products of approximately $0.8 million in medical equipment sales to two key commercial customers due to timing of their capital purchasing requirements;
o and a decrease of $0.4 million versus the prior year quarter as certain commercial programs ended and the transition towards military business progressed at Herley CTI.

Offsetting these decreases was:

o an increase of $1.3 million of simulation systems through Micro Systems, Inc.;
o an increase of $1.0 million in volume of certain key second generation production programs at Herley New England;
o and an increase of $0.4 million of microwave systems and products through our Israeli subsidiary.

Domestic and foreign sales from all locations were 68% and 32% respectively of total net sales in the quarter, versus 70% and 30% respectively in the prior year quarter. Bookings in the second quarter were approximately $41.7 million, and were 80% domestic and 20% foreign. This compares to bookings of approximately $43.3 million in the prior year second quarter which were 58% domestic and 42% foreign.

Gross profit in the fourteen weeks ended February 3, 2008 was $5.0 million (14.4% of net sales) compared to $10.0 million (26.3% of net sales) in the second quarter of fiscal 2007, a decrease of approximately $5.0 million. Contributing to the decrease in gross profit for the quarter are the following items:

o Estimated gross profit of approximately $2.0 million due to delays in booking of certain software development programs at ICI. We believe that our engineering personnel at ICI have unique experience that provides us the ability to receive this follow-on work on a sole source basis. These contracts are now in final negotiations and currently scheduled for award during our third fiscal quarter. Mitigating the effects of the $2.0 million gross profit shortfall resulting from the delayed software development programs was the redeployment of certain engineering personnel to independent research and development projects which amounted to approximately $0.7 million.
o Gross profit at our Herley Lancaster operation was significantly lower than the prior year second quarter. Contributing to the decrease in gross profit was approximately $0.4 million due to manufacturing issues on various production contracts that reduced production throughput, as well as higher than normal scrap costs. The most significant issues resulted from supplier quality issues related to printed circuit boards and plating. In both instances defects were identified during the manufacturing process resulting in delayed shipments as well as excessive scrap rates. We have changed suppliers and have instituted additional incoming inspection procedures designed to prevent this problem from recurring. In addition, Herley Lancaster was also unfavorably impacted by approximately $0.5 million due to additional indirect costs including costs associated with the manufacturing issues already described, as well as indirect costs associated with the implementation of Dynamics AX. A decrease in third party sales volume reduced gross profit by approximately $0.3 million. Increased costs of independent research and development programs focusing on certain strategic opportunities at Herley Lancaster approximated $0.4 over the comparable period in 2007.
o In addition to the independent research and development costs at ICI and Herley Lancaster, we incurred higher independent research and development costs of approximately $0.4 million on investments in certain strategic opportunities at other Herley operations.
o A loss of approximately $1.0 million on a development contract at Herley Farmingdale due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts.
o Higher costs at our Israeli subsidiary of approximately $0.4 million due to the unfavorable exchange rate of the U.S. Dollar versus the Israeli Shekel.
o ICI was awarded a firm fixed-price contract with the U.S. Army in 2004 which included four options to extend the contract. Since the U.S. Army was not obligated to exercise any of the four options, ICI did not invest fully in product costs at inception of the contract, but rather waited for government acceptance of each future option. This fact exposed ICI to cost increases and to an estimated loss on the contract. Therefore, a contract loss provision was established. During the 2007 fiscal year, ICI commenced delivery of units under the first two options under the contract. As these units were successfully manufactured in 2007, we measured the actual costs of producing those units and incorporated that knowledge into our estimates for future production costs under the contract. We monitored production performance and evaluated the contract loss provision for this contract on a quarterly basis. Therefore, based on a change in management's estimate of costs under the contract directly attributable to the actual cost realized in the production of the units under the first two options approximately $0.7 million of estimated contract losses were reversed during the thirteen weeks ended January 28, 2007. This contributed to the lower gross profit earned in the fourteen weeks ended February 3, 2008 as compared to the prior year.

Offset by
o Gross profit improvement within various businesses due to product mix or performance improvement.

Selling and administrative expenses for the fourteen weeks ended February 3, 2008 increased approximately $1.7 million over the second quarter of fiscal 2007 and was 26% of net sales as compared to 19% in fiscal 2007. Significant expenses during the period included:

o An increase in legal fees, net of accrued insurance recoveries, over the prior year second quarter of approximately $214,000. During the fourteen weeks ended February 3, 2008, gross legal costs were approximately $1,542,000, while legal costs net of accrued insurance recoveries were approximately $694,000 as compared to $480,000 in thirteen weeks ended January 28, 2007. Legal costs in both periods are primarily attributable to the current indictment.
o An increase in sales commissions of approximately $400,000 over the prior year second quarter.
o An increase in stock compensation costs recorded per SFAS 123(R) of approximately $156,000.
o    An increase in amortization of intangibles of approximately $110,000.
o An increase in compensation costs and general corporate expenses of approximately $550,000.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of February 3, 2008, we have recorded a claim of approximately $3,565,000 (net of a deductible of $500,000) and have received partial payments of approximately $1,557,000 leaving a receivable balance of $2,008,000. The amount is included in other receivables in the accompanying condensed consolidated balance sheet at February 3, 2008. Subsequent to the balance sheet date of February 3, 2008, we received an additional payment of approximately $440,000. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

The term "Loss" is defined in the policy as follows:

"Loss means the amount that any Insured becomes legally obligated to pay on account of any covered Claim, including but not limited to damages (including punitive or exemplary damages, or the multiple portion of any multiplied damage award, if and to the extent such damages are insurable under the law of the jurisdiction most favorable to the insurability of such damages provided such jurisdiction has a substantial relationship to the relevant Insureds, to the Company, or to the Claim giving rise to the damages), judgments, settlements, pre-judgment and post-judgment interest, Defense Costs and, solely with respect to Insuring Clause 2, Settlement fees."

Further, the policy defines "Defense Costs" as follows:

"Defense Costs means that part of Loss consisting of reasonable costs, charges, fees (including but not limited to attorneys' fees and experts' fees) and expenses (other than regular or overtime wages, salaries, fees or benefits of the directors, officers or employees of the Organization) incurred in defending any Claim and the premium for appeal, attachment or similar bonds."

In establishing the receivable for legal recoveries, the Company identified and segregated defense costs related to the defense of the class action lawsuits and the defense of the former Chairman and officer of the Company in the criminal case. The Company believes such costs represent a "loss" under its D&O policy and are recoverable. The Company excluded all defense costs related to the defense of the Company pertaining to the criminal case as such costs may not be recoverable under the D&O policy.

Loss from operations for the second quarter of fiscal 2008 was $4.1 million or 11.8% of net sales, as compared to income from operations of $2.6 million or 6.8% of net sales in the prior year. The loss from operations for the second quarter of fiscal 2008 was largely impacted by the shortfall in gross margin as well as the increased general and administrative costs as described above.

Other income (expense) decreased in the second quarter of fiscal 2008 over the prior year by approximately $360,000 primarily due to foreign currency exchange fluctuations. The foreign exchange gains and losses are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The income tax benefit recognized in the second quarter of fiscal 2008 was $318,000 as compared to a provision of $1,223,000 in the prior year's second quarter. The estimated effective income tax rate for fiscal 2008 of 20.0% is lower than the statutory rate of 35% primarily due to lower projected domestic operating income resulting in foreign earnings being a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2008, thereby reducing the effective income tax rate by approximately 18% for the 2008 fiscal year.

Twenty-seven weeks ended February 3, 2008 and twenty-six weeks ended January 28, 2007
----
Net sales for the twenty-seven weeks ended February 3, 2008 were approximately $69.8 million compared to $78.1 million in the first six months of fiscal 2007, a decrease of $8.3 million (11%). The decrease in net sales is primarily related to:

o a decrease of approximately $4.6 million due to delays in booking and reduction in scope for certain cost plus fixed fee contracts for software development at ICI;
o a decrease of approximately $1.1 million in deliveries due to the completion of a contract for radio communications equipment at ICI;
o delays in key microwave development and production programs at Herley Farmingdale of approximately $2.3 million;
o a decrease at Herley Medical Products of approximately $1.4 million in equipment sales to two key commercial customers due to timing of their capital purchasing requirements;
o disruptions across several production programs due to supplier quality issues; and
o a decrease in revenues of approximately $2.0 million versus the first six months of the prior year as certain commercial programs ended and the transition towards military business progressed at Herley CTI.

Offsetting these decreases was:

o an increase of $4.0 million of simulation systems and other product sales through Micro Systems, Inc.;
o an increase of approximately $0.7 million at Herley New England due to volume of certain key second generation production programs;
o and a $0.4 million increase of microwave systems and products through our Israeli subsidiary.

Domestic and foreign sales were 67% and 33% respectively of net sales in the twenty-seven weeks ended February 3, 2008, versus 70% and 30% respectively in the prior year comparable period. Bookings were approximately $82.0 million, and were 76% domestic and 24% foreign. This compares to bookings of approximately $88.2 million in the prior year period which were 64% domestic and 36% foreign.

Gross profit in the twenty-seven weeks ended February 3, 2008 was $15.0 million (21.5% of net sales) compared to $20.3 million (26.0% of net sales) in the first half of fiscal 2007, a decrease of $5.3 million. The decrease was approximately $0.3 million during the first quarter and approximately $5.0 during the second quarter. Contributing to the reduction in gross profit during the first six months of fiscal 2008 are the following items:

o Estimated gross profit of approximately $4.0 million due to delays in booking of certain software development programs at ICI. We believe that our engineering personnel at ICI have unique experience that provides us the ability to receive this follow-on work on a sole source basis. These contracts are now in final negotiations and currently scheduled for award during our third fiscal quarter. Mitigating the effects of the $4.0 million gross profit shortfall resulting from the delayed software development programs was the redeployment of certain engineering personnel to independent research and development projects which amounted to approximately $0.9 million.
o Gross profit performance at our Herley Lancaster operation during the first quarter was measurably better than the prior year first quarter due in part to product mix and performance. However, during the second quarter the gross profit performance was significantly lower than the prior year quarter. Contributing to the decrease in gross profit during the second quarter was approximately $0.4 million due to manufacturing issues on various production contracts that reduced production throughput, as well as higher than normal scrap costs. The most significant issues resulted from supplier quality issues related to printed circuit boards and plating. In both instances defects were identified during the manufacturing process resulting in delayed shipments as well as excessive scrap rates. We have changed suppliers and have instituted additional incoming inspection procedures designed to prevent this problem from recurring. In addition, Herley Lancaster was also unfavorably impacted by approximately $0.5 million due to additional indirect costs including costs associated with the manufacturing issues already described, as well as indirect costs associated with the implementation of Dynamics AX. A decrease in third party sales volume during the second quarter reduced gross profit by approximately $0.3 million. Increased costs of independent research and development programs focusing on certain strategic opportunities at Herley Lancaster approximated $0.7 million over the comparable six-month period in 2007.
o In addition to the independent research and development costs at ICI and Herley Lancaster, we incurred higher independent research and development costs of approximately $0.6 million on investments in certain strategic opportunities at other Herley operations.
o A loss of approximately $1.0 million on a development contract at Herley Farmingdale due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts.
o Higher costs at our Israeli subsidiary due to the unfavorable exchange rate of the U.S. Dollar versus the Israeli Shekel.

Offset by

o A reversal in the accrual for contract losses in the first half of fiscal 2008 at ICI of approximately $0.8 million due to the completion of a contract with the U. S. Army and the expiration of the remaining options under the contract compared to the reversal of $0.7 million in the first half of fiscal 2007 due to revisions in cost estimates to complete the contract.

o Non-recurrence startup production costs on certain programs primarily at Herley New England.

Selling and administrative expenses for the twenty-seven weeks ended February 3, 2008 were 26% of net sales as compared to 21% in the first six months of fiscal 2007. The $1.5 million increase in selling and administrative expenses is attributable to an increase in commissions related primarily to our international  business;  an increase in stock  compensation  costs recorded per
SFAS 123(R); an increase in amortization expense; and an increase in compensation and general corporate expenses.

We had an operating loss for the first six months of fiscal 2008 of $9.0 million compared to an operating loss of $5.0 million in the comparable period of fiscal 2007. Excluding both the litigation settlement costs in the first quarter of fiscal 2008 and the employment contract settlement costs recorded in the first quarter of fiscal 2007, operating loss for the first six months of fiscal 2008 was $2.9 million or 4.2% of net sales, as compared to operating income of $3.9 million or 4.9% of net sales in the first six months of fiscal 2007. The decrease in operating income is primarily attributable to the reduced sales volume, the 4.5% decrease in gross margin percentage as discussed above, and the increase in selling and administrative expenses.

Investment income was $808,000, an increase of $329,000 in the first six months of fiscal 2008 because of higher interest rates earned on higher average cash balances.

Interest expense was $263,000, a decrease in the first half of $102,000 versus the prior year first half period primarily due to the capitalization of certain interest costs associated with the development of software for internal use in accordance with FAS 34, capitalization of interest cost.

We recognized a net foreign exchange loss of $48,000 through the second quarter of fiscal 2008, versus a gain of $283,000 in the prior year period. The foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. Dollars.

The income tax benefit recognized in the first half of fiscal 2008 was $2,046,000 (an effective income tax benefit rate of 24.1%) as compared to a benefit of $327,000 (an effective income tax benefit rate of 7.0%) in the first half of the prior fiscal year. The estimated effective income tax rate for fiscal 2008 is 20.0% which is lower than the statutory rate of 35.0% primarily due to lower domestic earnings as a result of the EADS litigation settlement, as well as lower projected operating income for domestic operations in fiscal 2008, resulting in foreign earnings being a greater percentage of total earnings. The Company's foreign earnings are attributable primarily to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2008, thereby reducing the effective income tax rate by approximately 18%. Other non-recurring items contributing to the tax benefit in the first half of fiscal 2008 include a research and development credit carryover and a lower than expected tax rate in Israel for fiscal 2007 which increased the income tax benefit for the first six months of fiscal 2008 by approximately 4.1% resulting in an overall effective rate for the first half of fiscal 2008 of approximately 24.1%.

Liquidity and Capital Resources

As of February 3, 2008 and July 29, 2007,  working  capital was  $95,980,00  and
$103,502,000,   respectively,  and  the  ratio  of  current  assets  to  current liabilities was 3.8 to 1 and 4.0 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $1,510,000 at February 3, 2008 and $1,921,000 at July 29, 2007. The balance of advanced payments was approximately $6,954,000 at February 3, 2008 and $7,163,000 at July 29, 2007.

Net cash provided by operations during the twenty-seven weeks ended February 3, 2008 was approximately $170,000 as compared to $1.4 million during the first half of the prior year, a net decrease of approximately $1.3 million. We had a net loss in the first half of the current fiscal year of $6.4 million versus a loss of $4.3 million in the prior year first half, an increase in the loss of approximately $2.1 million. The first half of fiscal 2008 was impacted by the settlement of litigation and related costs of approximately $6.0 million and the first half of fiscal 2007 included employment settlement costs of approximately $8.9 million, including a cash payment of $3.0 million (as discussed in Note 2).

Significant increases in cash provided by operating activities during the twenty-seven weeks ended February 3, 2008 include the following:

1.   A decrease in trade accounts receivable of $8.6 million, and
2. an increase of approximately $1.0 million generated through amounts due to vendors and accrued expenses.

Offset primarily by the following decreases in cash provided by operating activities:

1. An increase of approximately $4.3 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts and claims,
2.   an increase in inventory of approximately $3.9 million, and

3.   payments of $2.5 million in connection with the EADS litigation settlement.

Net cash used in investing activities relates to capital expenditures of approximately $2.9 million.

Net cash used in financing activities includes:

1. The purchase and retirement of 493,938 shares of our common stock at an aggregate cost of approximately $7.1 million, including transaction costs, pursuant to an expansion of a stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or private transactions. As of February 3, 2008, approximately 614,000 shares are available for purchase under the buyback program, and
2.   payments of $0.7 million related to our long-term debt.

During the twenty-seven weeks ended February 3, 2008 we borrowed and repaid $9.4 million under our revolving credit facility for short-term working capital needs.

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2009. We may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.35% to 1.65%. The applicable incremental margin is based on the ratio of total liabilities to tangible net worth, as those terms are defined in the agreement. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Our backlog as of February 3, 2008 was approximately $148 million. During the quarter ended February 3, 2008, we utilized the credit facility for short-term working capital needs to the extent of $9.4 million. There are no borrowings under the credit line at February 3, 2008 and July 29, 2007. Stand-by letters of credit were outstanding in the amount of approximately $14.8 million under the credit facility at February 3, 2008, and $11.5 million at July 29, 2007. A stand-by letter of credit in the amount of $4.0 million was issued on March 4, 2008 as discussed below.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants at February 3, 2008.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2008 will be generated from our existing backlog of sales orders. Our backlog at
February 3, 2008 was approximately $148 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of February 3, 2008, we have approximately $25.2 million available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $14.8 million and cash reserves of approximately $24.8 million.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Condensed Consolidated Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007 under Management's Discussion and Analysis.

In addition to the financial obligations contained therein, the following payments (including imputed interest), and a stand-by letter of credit, are required under the terms of the litigation settlement discussed in Note 2; and on March 4, 2008 the Company issued a stand-by letter of credit on behalf of our customer as a repayment guarantee for an advance of approximately $4.0 in connection with an order from their customer (in thousands):

                                Stand-by Letters of Credit
                                --------------------------
                     Payments   Litigation      Other
                     --------   ----------      -----
Within one year       $1,500      $1,500        $3,960
2-3 years              2,000       2,000          -
                      ------      ------        ------
Total                 $3,500      $3,500        $3,960
                      ======      ======        ======

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of February 3, 2008.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence.

In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence.

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

The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its D&O insurance policy. Accordingly, as of February 3, 2008, the Company recorded a receivable of $3,565,000 (net of a deductible of $500,000) in anticipation of recoveries. As of February 3, 2008, partial payments of approximately $1,557,000 have been received leaving a receivable balance of $2,008,000. The amount is included in other receivables in the accompanying consolidated balance sheet at February 3, 2008. Subsequent to February 3, 2008, the Company received an additional payment of approximately $440,000. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

The term "Loss" is defined in the policy as follows:

"Loss means the amount that any Insured becomes legally obligated to pay on account of any covered Claim, including but not limited to damages (including punitive or exemplary damages, or the multiple portion of any multiplied damage award, if and to the extent such damages are insurable under the law of the jurisdiction most favorable to the insurability of such damages provided such jurisdiction has a substantial relationship to the relevant Insureds, to the Company, or to the Claim giving rise to the damages), judgments, settlements, pre-judgment and post-judgment interest, Defense Costs and, solely with respect to Insuring Clause 2, Settlement fees."

Further, the policy defines "Defense Costs" as follows:

"Defense Costs means that part of Loss consisting of reasonable costs, charges, fees (including but not limited to attorneys' fees and experts' fees) and expenses (other than regular or overtime wages, salaries, fees or benefits of the directors, officers or employees of the Organization) incurred in defending any Claim and the premium for appeal, attachment or similar bonds."

In establishing the receivable for legal recoveries, the Company identified and segregated defense costs related to the defense of the class action lawsuits and the defense of the former Chairman and officer of the Company in the criminal case. The Company believes such costs represent a "loss" under its D&O policy and are recoverable. The Company excluded all defense costs related to the defense of the Company pertaining to the criminal case as such costs may not be recoverable under the D&O policy.

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

On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS effective

December 5, 2007, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:

On October 12, 2007, the Company announced that its Board of Directors had approved an expansion of its existing stock buyback program by an additional 1,000,000 shares of its common stock bringing the total up to 2,000,000 shares for purchase in the open market or private transactions, in accordance with applicable SEC rules. During the fourteen weeks ended February 3, 2008 the Company repurchased and retired 408,994 shares of its common stock, pursuant to this program at an aggregate cost of approximately $5,851,588 including transaction costs. As of February 3, 2008, approximately 614,000 shares are available under the Company's buyback program. Purchases of equity securities during the fourteen weeks ended February 3, 2008 were as follows:

                                                  Issuer Purchases of Equity Securities
                             --------------------------------------------------------------------------------
                                                                (c) Total Number of  (d) Maximum Number
                              (a) Total Number   (b) Average     Shares Purchased      of shares that May Yet
                                 of Shares        Price Paid    as Part of Publicly      Be Purchased Under
           Period                Purchased        per Share       Announced Plans       the Plans or Program
           ------                ---------        ----------    -------------------     ---------------------
October 29, 2007 -
  December 2, 2007                205,462           $15.04               205,462              817,263
December 3, 2007 -
 December 30, 2007                119,760           $13.58               119,760              697,503
December 31, 2007 -
  February 3, 2008                 83,772           $13.56                83,772              613,731
                             --------------------------------------------------------------------------------
           Total                  408,994           $14.31               408,994              613,731
                             ================================================================================

Item 3 -   Defaults Upon Senior Securities:

   None

Item 4 -   Submission of Matters to a Vote of Security Holders:


(1)  The  Registrant  held its Annual  Meeting of  Stockholders  on February 26,
     2008.

(2) Two directors were elected at the Annual Meeting of Stockholders as follows:

     Class II - To hold office until the 2010 Annual Meeting of Stockholders.

          Name                              Votes For         Votes Withheld
          ----                              ---------         --------------
          Myron Levy                        9,132,012              3,700,733
          Dr. Edward A. Bogucz              9,197,999              3,634,746

   (3) An amendment to the by-laws to provide for the submission of a letter of resignation by any director nominee who receives more "withheld" than "for" votes in an uncontested election was approved as follows:

             Votes For          Votes Against          Abstained
            ----------          -------------          ---------
            12,646,546                181,491              4,708


   (4) The appointment of Marcum &Kliegmann, LLP as our independent registered public accountants for the year ending August 3, 2008 was approved as follows:

             Votes For          Votes Against          Abstained
            ----------          -------------          ---------
            12,767,423                 64,638              683

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


                                 HERLEY INDUSTRIES, INC.
                                 -----------------------
                                 Registrant




                                 BY: /S/     Myron Levy
                                    -----------------------------------------
                                    Myron Levy, Chief Executive Officer



                                 BY: /S/    Kevin J. Purcell
                                     ----------------------------------------
                                    Kevin J. Purcell, Chief Financial Officer
DATE: March 12, 2008