Form 10-Q
period 2008-05-04
HERLEY INDUSTRIES INC /NEW
filed 2008-06-12
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:   May 4, 2008
                                  -----------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         23-2413500
            --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

101 North Pointe Boulevard, Lancaster, Pennsylvania             17601
---------------------------------------------------             -----
         (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, including Area Code:         (717) 735-8117
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

As of June 6, 2008 - 13,510,177 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 -    Financial Statements:

           Condensed Consolidated Balance Sheets -
             May 4, 2008 (Unaudited) and July 29, 2007                                              2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen and forty weeks ended May 4, 2008
               and for the thirteen and thirty-nine weeks ended April 29, 2007                      3

           Condensed Consolidated Statement of Shareholders' Equity (Unaudited) -
             For the forty weeks ended May 4, 2008                                                  4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             forty weeks ended May 4, 2008
               and for the thirty-nine weeks ended April 29, 2007                                   5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         15

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              22

Item 4 -   Controls and Procedures                                                                 22

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       22

Item 1A-   Risk Factors                                                                            24

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             24

Item 3 -   Defaults Upon Senior Securities                                                         24

Item 4 -   Submission of Matters to a Vote of Security Holders                                     24

Item 5 -   Other Information                                                                       24

Item 6 -   Exhibits                                                                                25

Signatures                                                                                         26

Part I - Financial Information
Item 1 - Financial Statements
                                     HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                                          May 4,
                                                                                          2008           July 29,
                                                                                       (Unaudited)         2007
                                                                                       ------------     ------------
                            ASSETS
Current Assets:
          Cash and cash equivalents                                                  $      20,583    $      35,181
          Trade accounts receivable, net                                                    23,548           28,058
          Income Taxes Receivable                                                            2,056              819
          Costs incurred and income recognized in excess
             of billings on uncompleted contracts and claims                                19,833           14,448
          Other receivables                                                                  3,837            2,816
          Inventories, net                                                                  60,321           51,815
          Deferred income taxes                                                             11,340            4,254
          Other current assets                                                               1,546            1,069
                                                                                       ------------     ------------
                                   Total Current Assets                                    143,064          138,460
Property, Plant and Equipment, net                                                          30,957           29,996
Goodwill                                                                                    73,903           74,044
Intangibles, net of accumulated amortization of $6,943 at May 4,
          2008 and $5,256 at July 29, 2007                                                  16,624           18,431
Other Assets                                                                                   551            1,662
                                                                                       ------------     ------------
                                   Total Assets                                      $     265,099    $     262,593
                                                                                       ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt                                          $       1,387    $       1,346
          Current portion of employment settlement agreement -
              (net of imputed interest of $124 at May 4, 2008 and $245
               at July 29, 2007)                                                             1,234            1,113
          Current portion of litigation settlements (net of imputed interest of $62)        10,438           -
          Accounts payable, accrued expenses and other                                      30,903           21,719
          Billings in excess of costs incurred and
              income recognized on uncompleted contracts                                       527               99
          Income taxes payable                                                                 411            3,518
          Advance payments on contracts                                                      7,111            7,163
                                                                                       ------------     ------------
                                   Total Current Liabilities                                52,011           34,958
Long-term Debt                                                                               4,927            5,951
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $471 at May 4, 2008 and $580
     at July 29, 2007)                                                                       3,192            4,117
Long-term portion of litigation settlement (net of imputed interest of $122)                   878           -
Other Long-term Liabilities                                                                  1,598            1,311
Deferred Income Taxes                                                                        8,675            6,615
Accrued Income Taxes Payable                                                                   507           -
                                                                                       ------------     ------------
                                   Total Liabilities                                        71,788           52,952
                                                                                       ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
          Common stock, $.10 par value; authorized 20,000,000 shares;
            issued and outstanding 13,510,177 at May 4, 2008, and
            13,977,115 at July 29, 2007                                                      1,351            1,398
          Additional paid-in capital                                                       101,085          107,094
          Retained earnings                                                                 89,381           99,404
          Accumulated other comprehensive income                                             1,494            1,745
                                                                                       ------------     ------------
                                   Total Shareholders' Equity                              193,311          209,641
                                                                                       ------------     ------------
                                   Total Liabilities and Shareholders' Equity        $     265,099    $     262,593
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

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                                    Forty      Thirty-Nine
                                                                                    Weeks         Weeks
                                                       Thirteen weeks ended         Ended         Ended
                                                       May 4,      April 29,        May 4,       April 29,
                                                       2008          2007            2008          2007
                                                    -----------    ----------     ----------    -----------
Net sales                                         $     38,549   $    44,401    $   108,343   $    122,514
                                                    -----------    ----------     ----------    -----------

Cost and expenses:
      Cost of products sold                             29,982        31,687         84,790         89,528
      Selling and administrative expenses                9,951         8,895         27,869         25,315
      Litigation settlements (Notes 2 and 6)             9,500         -             15,542         -
      Employment contract settlement costs (Note 2)     -              -              -              8,914
                                                    -----------    ----------     ----------    -----------
                                                        49,433        40,582        128,201        123,757
                                                    -----------    ----------     ----------    -----------

      (Loss) income from operations                    (10,884)        3,819        (19,858)        (1,243)
                                                    -----------    ----------     ----------    -----------

Other income (expense):
      Investment income                                    147           375            955            854
      Interest expense                                    (164)         (213)          (427)          (578)
      Foreign exchange transactions gain (loss)             42           195             (6)           478
                                                    -----------    ----------     ----------    -----------
                                                            25           357            522            754
                                                    -----------    ----------     ----------    -----------

      (Loss) income before income taxes                (10,859)        4,176        (19,336)          (489)
(Benefit) provision for income taxes                    (7,267)          298         (9,313)           (29)
                                                    -----------    ----------     ----------    -----------

      Net (loss) income                           $     (3,592)  $     3,878    $   (10,023)  $       (460)
                                                    ===========    ==========     ==========    ===========

(Loss) earnings per common share - Basic          $   (.27)      $    .28       $   (.73)     $   (.03)
                                                    ===========    ==========     ==========    ===========

      Basic weighted average shares                   13,507        13,969         13,696         13,911
                                                    ===========    ==========     ==========    ===========

(Loss) earnings per common share - Diluted        $   (.27)      $    .27       $   (.73)     $   (.03)
                                                    ===========    ==========     ==========    ===========

      Diluted weighted average shares                 13,507        14,449         13,696         13,911
                                                    ===========    ==========     ==========    ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                          Forty weeks ended May 4, 2008
                       (In thousands, except share data)

                                                                                                    Accumulated
                                                             Additional                                Other
                                         Common Stock         Paid-in      Retained    Treasury    Comprehensive
                                     Shares       Amount      Capital      Earnings     Stock      Income (Loss)      Total
                                  -------------   --------   -----------   ---------   ---------   ---------------   ---------

Balance at July 29, 2007            13,977,115  $   1,398  $    107,094  $   99,404  $    -      $          1,745  $  209,641

Exercise of stock options               27,000          1           224                                                   225
Purchases of 493,938 shares of
 treasury stock                                                                          (7,138)                       (7,138)
Tax benefit upon exercise of
 stock options                              57                                                    57
Stock-based compensation costs                                      800                                                   800
Retirement of treasury stock          (493,938)       (48)       (7,090)                  7,138                         -
                                  -------------   --------   -----------   ---------   ---------   ---------------   ---------
     Subtotal                       13,510,177      1,351       101,085      99,404       -                 1,745     203,585
                                                                                                                     ---------

Net loss                                                                    (10,023)                                  (10,023)
Other comprehensive loss:
   Unrealized loss on interest rate swap                                                                      (34)        (34)
   Foreign currency translation loss                                                                         (217)       (217)
                                                                                                                     ---------
Comprehensive loss                                                                                                    (10,274)

                                  -------------   --------   -----------   ---------   ---------   ---------------   ---------
Balance at May 4, 2008              13,510,177  $   1,351  $    101,085  $   89,381  $    -      $          1,494  $  193,311
                                  =============   ========   ===========   =========   =========   ===============   =========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Forty      Thirty-nine
                                                                        weeks         weeks
                                                                        ended         ended
                                                                        May 4,      April 29,
                                                                         2008         2007
                                                                       ---------   ----------
Cash flows from operating activities:
      Net Loss                                                       $   (10,023) $      (460)
                                                                       ---------   ----------
      Adjustments to reconcile net loss to
         net cash (used in) provided by operating activities:
           Depreciation and amortization                                   5,573        5,271
           Stock-based compensation costs                                    800          326
           Excess tax benefit from exercises of stock options                (57)        (235)
           Employment contract settlement costs (includes $196 of
               stock option modification costs)                                -        5,914
           Litigation settlement costs                                    15,442            -
           Imputed interest                                                  347          199
           Deferred tax benefit                                           (4,999)      (2,314)
           Loss (gain) on sale of fixed assets                                 8         (107)
           Foreign exchange transaction losses (gains)                        48          (96)
           Inventory valuation reserve charges                             1,287        1,102
           Reduction in accrual for contract losses                         (826)        (699)
           Warranty reserve charges                                          848          976
           Changes in operating assets and liabilities:
               Trade accounts receivable                                   4,416         (243)
               Income taxes receivable                                    (1,237)           -
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and claims         (5,385)         334
               Other receivables                                          (1,021)      (1,310)
               Inventories                                                (9,876)        (389)
               Other current assets                                         (477)        (438)
               Accounts payable, accrued expenses and other               10,079       (3,597)
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts                  428           51
               Income taxes payable                                       (2,543)       1,796
               Employment settlement payments                             (1,034)        (443)
               Litigation settlement payments                             (4,000)           -
               Advance payments on contracts                                 (52)       4,202
               Other, net                                                   (531)         449
                                                                       ---------   ----------
                    Total adjustments                                      7,238       10,749
                                                                       ---------   ----------
           Net cash (used in) provided by operating activities            (2,785)      10,289
                                                                       ---------   ----------
Cash flows from investing activities:
      Acquisition of technology license                                        -         (179)
      Proceeds from sale of fixed assets                                       -          202
      Capital expenditures                                                (3,912)      (3,516)
                                                                       ---------   ----------
           Net cash used in investing activities                          (3,912)      (3,493)
                                                                       ---------   ----------
Cash flows from financing activities:
      Borrowings under bank line of credit                                13,900       13,000
      Borrowings - other                                                   1,746
      Proceeds from exercise of stock options                                225        1,164
      Excess tax benefit from exercises of stock options                      57          235
      Payments of long-term debt                                          (1,044)        (690)
      Payments under bank line of credit                                 (13,900)     (13,000)
      Purchase of treasury stock                                          (7,138)           -
                                                                       ---------   ----------
           Net cash (used in) provided by financing activities            (7,900)       2,455
                                                                       ---------   ----------
Effect of exchange rate changes on cash                                       (1)           8
                                                                       ---------   ----------
           Net (decrease) increase in cash and cash equivalent           (14,598)       9,259
Cash and cash equivalents at beginning of period                          35,181       22,303
                                                                       ---------   ----------
Cash and cash equivalents at end of period                           $    20,583 $     31,562
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the litigation settlement costs and employment contract settlement costs discussed in Note 2 and Note 6) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2007 Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 29, 2007, as filed with the Securities and Exchange Commission ("SEC"). The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the July 29, 2007 audited financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is discussed in
     Note 4. The consolidated balance sheet at July 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; estimated claims and unpriced change orders under contracts; the valuation of inventory; and stock-based compensation costs valued in accordance with FAS 123(R). Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the recoverability of contractual claims, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The remaining accrual for contract losses associated with the ICI acquisition (more fully described in Note A-3 and Note B of Form 10-K/A Amendment No. 1 for the fiscal year ended July 29,
     2007), in the amount of $826,000 was eliminated in the forty weeks ended May 4, 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired. In the forty weeks ended May 4, 2008, the Company recognized a loss of approximately $1,200,000 on a development contract due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts; and a loss of approximately $1,000,000 due to cost overruns on two other development contract.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Significant Events

     In connection with the legal matters discussed in Note 6 "Litigation," to avoid the delay, expense, inconvenience and uncertainty of protracted litigation, the Company entered into an agreement with the Office of the United States Attorney for the Eastern District of Pennsylvania to settle all existing criminal claims. Under the terms of the agreement dated May 5, 2008 the Company agreed to pay a fine of $3,500,000. In addition, the Company entered into an agreement to settle all existing civil claims with the Civil Division of the Office of the United States Attorney for the Eastern District of Pennsylvania which requires the payment of $6,000,000. These payments were made on May 5, 2008 and are included in "Current portion of litigation settlements" in the accompanying Condensed Consolidated Balance Sheet at May 4, 2008.

     The Company anticipated that the trial of the criminal matter would have been between two to three months and the trial of the Justice Department's civil action would have been a similar time period. The legal fees for both trials have been estimated to be in excess of the settlement amounts.

     The Company has advised the Department of the Navy,  Acquisition  Integrity

     Office about the terms and conditions of the criminal and civil settlement agreements and the Company has been advised that no action will be taken to suspend or debar the Company based on these settlements.

     Various actions leading up to these settlements are discussed below.

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

     In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company (see Note 6), the parties have entered into an agreement effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, the Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 was made on December 5, 2007; a payment of $1,500,000 was made on March 31, 2008; and payments of $1,000,000 are due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in the Company's possession, custody or control for the equipment supplied in conjunction with a contract between the parties; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, the Company issued an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility. The letter of credit was reduced to $2,000,000 in connection with the payment made in March 2008. The Company recorded a charge to operations in the forty weeks ended May 4, 2008 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000.

3.   Inventories

     The major components of inventories are as follows (in thousands):

                                                          May 4,     July 29,
                                                           2008        2007
                                                           ----        ----
Purchased parts and raw materials                      $   31,092  $   28,526
Work in process                                            34,358      27,797
Finished products                                           2,236       2,576
                                                           ------      ------
                                                       $   67,686  $   58,899
Less:
   Allowance for obsolete and slow moving inventory         6,093       5,163
   Unliquidated progress payments                           1,272       1,921
                                                           ------      ------
                                                       $   60,321  $   51,815
                                                           ======      ======

4.   Income Taxes

     On July 30, 2007, the Company adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $3,139,000 of tax liabilities (including interest and penalties of $ 734,000) from current to non-current and did not require an adjustment to retained earnings. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. As of May 4, 2008, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate were $507,000. During the quarter ended May 4, 2008 the Company recognized a tax benefit of $2,737,000, including interest and penalties of $806,000, due to the expiration of the statute of limitations in April 2008, for a deduction taken for an impaired investment on a prior year's income tax return. The ultimate timing of the tax consequences of the other tax benefits is uncertain. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. At May 4, 2008, the Company had $33,000 of accrued interest and penalties which is included as "Accrued Income Taxes Payable" under long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

     The income tax benefit recognized in the first nine months of fiscal 2008 was $9,313,000 (an effective income tax benefit rate of 48.2%) compared to a benefit of $29,000 (an effective rate of 6.0%) in the first nine months of the prior fiscal year. The estimated effective tax benefit rate for fiscal year 2008 is 48.8%, which is greater than the statutory rate of 35% primarily due to the reversal of a FIN 48 liability offset by the non-deductible penalty paid as part of the litigation settlement. Other non-recurring items contributing to the tax benefit in the first nine months of fiscal 2008 include a research and development credit carryover and a lower than expected tax rate in Israel for fiscal 2007 which increased the income tax benefit for the first nine months of fiscal 2008 by approximately 3.6% resulting in an overall effective rate for the first nine months of 48.2%.

     The Company incurred an estimated net operating loss in the forty weeks ended May 4, 2008 of approximately $16,800,000 for Federal and state income tax purposes of which approximately $7,930,000 would be available to carry back two years for Federal income taxes; and approximately $8,870,000 would be available to carry forward for Federal and state income taxes which will expire in 2028.

5.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and forty weeks ended May 4, 2008 and the thirteen and thirty-nine weeks ended April 29, 2007 (in thousands):

                                                                                     Thirty-
                                                                          Forty       nine
                                                  Thirteen weeks ended    weeks       weeks
                                                  --------------------    ended       ended
                                                  May 4,      April 29,   May 4,     April 29,
                                                   2008         2007       2008        2007
                                                   ----         ----       ----        ----
     Balance at beginning of period               $ 1,017    $ 1,150     $ 1,106    $   986
     Provision for warranty obligations               282        342         848        976
     Warranty costs charged to the reserve           (262)      (363)       (917)      (833)
                                                    -----      -----       -----      -----
     Balance at end of period                     $ 1,037    $ 1,129     $ 1,037    $ 1,129
                                                    =====      =====       =====      =====

6.   Litigation

     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30, 2007 alleges 27 counts of violations of the wire fraud statute (18 U.S.C.
     Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
     1001); aiding and abetting (18 U.S.C. Section 2); and a notice of forfeiture. The Company moved to dismiss the indictment and that motion was denied on November 5, 2007. A trial was scheduled for May 5, 2008.

     On May 5, 2008, the Company entered into an agreement with the United States Attorney's Office for the Eastern District of Pennsylvania in which
     (a) the Company agreed to plead guilty to two counts of obstructing an audit relating solely to the powerheads; (b) the Company agreed to pay a fine of $3.5 million; and (c) the Government agreed to dismiss all other counts of the Superseding Indictment. The agreement was presented to the Court on May 5, 2008, and the Court accepted the agreement and sentenced the Company to the agreed-upon fine.

     With respect to Mr. Blatt, the Court, at the Government's request, dismissed all of the charges against him in the indictment and the Government filed a Superseding Information charging Mr. Blatt with a misdemeanor violation of the tax code in a single count, and Mr. Blatt has entered a guilty plea for failing to keep Company records of the allocation of an $18,000 corporate research expense. Mr. Blatt has been fined $25,000, has received a term of probation of one year and is required to perform some community service. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

     Shortly before the indictment mentioned above, Company counsel were notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, deferring any further activity related to this potential claim until after the trial of the criminal matter mentioned above. By agreement dated May 5, 2008, the United States Attorney's Office for the Eastern District of Pennsylvania and the Company entered into an agreement to resolve the potential issues arising from the lawsuit threatened against the Company pursuant to, among other things, the False Claims Act, 31 U.S.C. Section 3729 et. seq. for the matters alleged in the Superseding Indictment. The Company agreed to pay $6 million in exchange for, among other things, a release.

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

     On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the
     Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees
     associated  with  the  above  matters  under  its  D&O  insurance   policy.
     Accordingly, as of May 4, 2008, the Company recorded claims of approximately $4,802,000 (net of a deductible of $500,000) in anticipation of recoveries. As of May 4, 2008, partial payments of approximately $1,997,000 have been received leaving a receivable balance of $2,805,000. The amount is included in other receivables in the accompanying condensed consolidated balance sheet at May 4, 2008. Subsequent to May 4, 2008, the Company received an additional payment of approximately $238,000. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

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

     Prior to May 5, 2008, counsel for the Company met with representatives of the Department of Navy, Suspension and Debarment Office, Acquisition Integrity Office to discuss (a) the possible agreement between the United States Attorney's Office for the Eastern District of Pennsylvania and the Company, as such is set forth above, and (b) the possible agreement with the Civil Division of the U.S. Attorney's Office and the Company, as is mentioned above. Representatives from the Navy advised that no action would be taken to suspend or debar the Company based upon these agreements, and no action was in fact taken or is expected to be taken.

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

7.   Comprehensive (Loss) Income

     Comprehensive (loss) income for the periods presented is as follows (in thousands):

                                                                                                   Thirty-
                                                                                      Forty         nine
                                                                                      weeks         weeks
                                                         Thirteen weeks ended         ended         ended
                                                         May 4,       April 29,      May 4,       April 29,
                                                          2008          2007          2008          2007
                                                          ----          ----          ----          ----

     Net (loss) income                               $       (3,592) $     3,878   $    (10,023) $       (460)
     Unrealized (loss) income on interest rate swap              18          (10)           (34)          (20)
     Foreign currency translation (loss) gain                   (71)         118           (217)          534
                                                       ------------  ------------  ------------  ------------
          Comprehensive (loss) income                $       (3,645) $     3,986   $    (10,274) $         54
                                                       ============  ============  ============  ============

     The foreign currency translation (loss) gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income is as follows (in thousands):

                                                 May 4,    July 29,
                                                  2008      2007
                                                  ----      ----
Unrealized loss on interest rate swap          $    (63) $    (29)
Foreign currency translation gain                 1,557     1,774
                                                  -----     -----
     Accumulated other comprehensive income    $  1,494  $  1,745
                                                  =====     =====

8.   Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note N of the Company's July 29, 2007 Annual Report on Form 10-K/A Amendment No. 1 that provide for the grant of stock options to eligible employees and directors.


     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of approximately $287,000 and $800,000 for the thirteen and forty weeks ended May 4, 2008 and approximately $101,000 and $326,000 for the thirteen and thirty-nine weeks ended April 29, 2007, respectively.

     As of May 4, 2008, there were 3,528,950 stock options outstanding. Options for 4,000 shares of common stock were issued at an average price of $13.87 during the forty weeks ended May 4, 2008. The aggregate fair value of the options issued, as determined using a Black-Scholes option valuation model, is approximately $23,000. No stock options were granted during the thirty-nine weeks ended April 29, 2007. The aggregate value of unvested options as of May 4, 2008, as determined using a Black-Scholes option valuation model, was approximately $1,076,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.7 years.

     Options for 27,000 shares of common stock were exercised during the forty weeks ended May 4, 2008 at an average exercise price of $8.35 per share for total proceeds of $225,000 and options for 88,500 shares of common stock expired or were forfeited during the period.

     The total intrinsic value of options exercised during the forty weeks ended May 4, 2008, based on the difference between the Company's stock price at the time of exercise and the related exercise price, was approximately $150,000.

     A summary of stock option activity under all plans for the forty weeks ended May 4, 2008 is as follows:

     Non-Qualified Stock Options
     ---------------------------

                                                                                     Weighted        Aggregate
                                                                                      Average        Intrinsic
                                                  Number           Price Range       Exercise          Value
                                                 of shares          per share          Price       (in thousands)
                                                 ---------          ---------          -----       --------------
Outstanding July 29, 2007                          3,640,450   $    7.25 - 21.18        $ 14.84
Granted                                                4,000   $   12.58 - 15.16        $ 13.87
Exercised                                            (27,000)  $    7.25 -  9.13        $ 8.35
Cancelled                                            (88,500)  $   17.98 - 20.09        $ 19.21
                                                   ---------       -------------          -----

Outstanding May 4, 2008                            3,528,950   $    7.62 - 21.18        $ 14.78         $ 2,730
                                                   =========                              -----           -----

Exercisable May 4, 2008 (1)                        3,149,750                            $ 14.53         $ 2,730
                                                   ---------                              -----           -----

Vested and expected to vest May 4, 2008            3,491,422                            $ 14.75         $ 2,730
                                                   ---------                              -----           -----

(1) There are 2,052,800 vested options with exercise prices greater than the closing stock price of $12.00 as of May 4, 2008.

9. (Loss) earnings per Common Share ("EPS")

     The following table shows the components used in the calculation of basic loss per common share and loss per common share assuming dilution (in thousands):

                                                                                                         Thirty-
                                                                                         Forty            nine
                                                                                         weeks            weeks
                                                        Thirteen weeks ended             ended            ended
                                                       May 4,          April 29,         May 4,         April 29,
                                                        2008             2007             2008            2007
                                                        ----             ----             ----            ----
Numerator:
     Net (loss) income                                $ (3,592)         $ 3,878         $ (10,023)         $ (460)
                                                         =====            =====            ======             ===
Denominator:
     Basic weighted-average shares                      13,507           13,969            13,696          13,911
     Effect of dilutive securities:
         Employee stock options                              -              480                 -               -
                                                        ------           ------            ------          ------
         Diluted weighted-average shares                13,507           14,449            13,696          13,911
                                                        ======           ======            ======          ======
     Stock options not included in computation           3,529            1,673             3,529           3,241
                                                        ======           ======            ======          ======
Exercise price range per share                  $7.62 - $21.18  $15.78 - $21.18    $7.62 - $21.18  $4.31 - $21.18
                                                 =============   ==============     =============   =============

     No employee stock options were considered in the computation of diluted net loss per share for the thirteen and forty weeks ended May 4, 2008 and for the thirty-nine weeks ended April 29, 2007 as their effect is anti-dilutive. The options which were outstanding as of May 4, 2008 and excluded from the computation in the table above expire at various dates through June 8, 2017.

10.  Stock Buyback Program

     On October 12, 2007, the Company announced that its Board of Directors had approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or private transactions, in accordance with applicable SEC rules. During the forty weeks ended May 4, 2008 the Company repurchased and retired 493,938 shares of its common stock, pursuant to this program at an aggregate cost of approximately $7,138,000 including transaction costs.

     Funds to acquire the shares came from excess cash reserves. Common stock at par value and additional paid-in capital were reduced by approximately $48,000 and $7,090,000, respectively. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of May 4, 2008, approximately 614,000 shares are eligible for future purchase under the Company's buyback program.

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

     Net sales for defense electronics and commercial technologies were as follows:

                                                                           Thirty-
                                                              Forty         nine
                                                              weeks         weeks
                                 Thirteen weeks ended         ended         ended
                                 May 4,       April 29,      May 4,       April 29,
                                  2008          2007          2008          2007
                                  ----          ----          ----          ----

     Defense electronics     $       35,866   $   41,199    $   100,461    $ 110,442
     Commercial technologies          2,683        3,202          7,882       12,072
                                 ----------    ---------     ----------     --------
          Net sales          $       38,549   $   44,401    $   108,343    $ 122,514
                                 ==========    =========     ==========     ========

     Net sales directly to the U.S. Government in the forty and thirty-nine weeks ended May 4, 2008 and April 29, 2007 accounted for approximately 16% and 22% of net sales, respectively, and in the thirteen and thirteen weeks ended May 4, 2008 and April 29, 2007 net sales directly to the U.S. Government accounted for approximately 21% and 24% of net sales. Lockheed Martin and Northrop Grumman each accounted for approximately 12% and 11% of net sales, respectively in the forty weeks ended May 4, 2008. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $34,434,000 (32%) and $33,803,000 (28%) in the forty and thirty-nine weeks ended May 4, 2008 and April 29, 2007, respectively; and in the thirteen and thirteen weeks ended May 4, 2008 and April 29, 2007 foreign sales amounted to approximately $11,448,000 (30%) and $10,157,000 (23%), respectively.

     Geographic net sales based on place of contract performance, were as follows (in thousands):

                                                                    Thirty-
                                                        Forty         nine
                                                        weeks        weeks
                           Thirteen weeks ended         ended        ended
                           May 4,      April 29,       May 4,      April 29,
                            2008          2007          2008          2007
                            ----          ----          ----          ----

     United States      $     33,715  $     38,214  $     91,745  $    103,476
     Israel                    4,380         5,170        14,388        15,054
     England                     454         1,017         2,210         3,984
                         -----------   -----------   ------------  -----------
          Net sales     $     38,549  $     44,401  $     108,343 $    122,514
                         ===========   ===========   ============  ===========

     Net property, plant and equipment by geographic area were as follows (in thousands):

                   May 4,    July 29,
                    2008       2007
                    ----       ----
United States   $  26,291  $  24,904
Israel              4,458      4,844
England               208        248
                  -------    -------
                $  30,957  $  29,996
                  =======    =======

12. Supplemental Cash Flow information is as follows (in thousands):

                                                              Forty            Thirty-nine
                                                           weeks ended         weeks ended
                                                           May 4, 2008       April 29, 2007
                                                           -----------       --------------
Net cash paid during the period for:
   Interest                                                   $ 323               $ 357
   Income taxes                                               $ 324               $   -

Non-cash financing transactions:
   Retirement of 493,938 shares of treasury stock           $ 7,138               $   -

13.  New Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position, cash flows and results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 (i) establishes a single definition of fair value and a framework for measuring fair value, (ii) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and (iii) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) will be effective for the Company's fiscal year beginning August, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company and will be effective for the Company's fiscal year beginning August, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of SFAS No. 157 and FSPs No. 157-1 and No. 157-2 are currently being evaluated by the Company but are not expected to have a material impact on its consolidated results of operations, cash flows or financial condition.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (the Company's 2010 fiscal year). The Company does not believe this Statement will have a material impact on the financial statements. SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

14.  Related Party Transactions

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the thirteen and forty weeks ended May 4, 2008 was approximately $71,000 and $213,000, respectively, and for the thirteen and thirty-nine weeks ended April 29, 2007 was approximately $69,000 and $204,000, respectively.

     The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the thirteen and forty weeks ended May 4, 2008 was approximately $208,000 and $506,000, respectively, and for the thirteen and thirty-nine weeks ended April 29, 2007 was approximately $173,000 and $515,000, respectively.

15. Line of Credit and Stand-by Letters of Credit

     On April 30, 2007, The Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2010 (as amended May 2, 2008.) The Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.65% (as amended May 2, 2008.) There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Our backlog as of May 4, 2008 was approximately $158 million. During the forty weeks ended May 4, 2008, the Company utilized the credit facility for short-term working capital needs to the extent of $13.9 million. There are no borrowings under the credit line at May 4, 2008 and July 29, 2007. The Company borrowed $1.5 million under the credit line on May 5, 2008.

     The Company maintains a letter of credit facility in connection with its revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit, subject to a maximum of loans and letters of credit outstanding of $40,000,000, and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires March 31, 2010 as amended. At May 4, 2008 and July 29, 2007, stand-by letters of credit aggregating approximately $17,420,000 and $11,535,000, respectively were outstanding under this facility.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. The Company was in compliance with all covenants (as amended May 2, 2008) at May 4, 2008.

16.  Subsequent Event

     On May 6, 2008 the Company announced a plan to significantly downsize its manufacturing facility in Farmingdale, New York and transfer the bulk of its workload to its other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel.

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

                                        Third Quarter                    Nine Months Year to Date
                            ------------------------------------    ------------------------------------

                               2008        2007      % Change         2008       2007       % Change
                            ------------------------------------    ------------------------------------
Key performance metrics:
Net sales                       $38,549     $44,401     (13)%      $108,343    $122,514         (12)%
Gross profit                     $8,567     $12,714     (33)%       $23,553     $32,986         (29)%
Gross profit percentage            22.2%       28.6%                   21.7%       26.9%
Operating (loss) income        ($10,884)     $3,819    (385)%      ($19,858)    ($1,243)     (1,498)%
Bookings                        $49,159     $58,731     (16)%      $131,132    $146,927         (11)%
Backlog                        $158,089    $150,496       5 %      $158,089    $150,496           5 %

The results of operations for the Company in our third quarter included a $9.5 million charge for the settlement of the Department of Justice litigation matters. Our gross profit in the quarter improved versus the second quarter of fiscal 2008 and we believe this improvement will continue. In our discussion below, we will explain the key performance metrics and provide an analysis of the performance of the Company in the third quarter. While the results of the third quarter did not meet expectations, we believe the underlying strength of the business is continuing to show operational improvement and we believe we will return to profitability in the fourth quarter. However, there can be no assurance that we will achieve our expectations.

We believe the overall prospects for our financial performance continues to be promising. Our backlog remains at high levels while our proposal activity continues to be very active. The poor financial performance year to date, and particularly in the second quarter, is driven largely by engineering and manufacturing difficulties on a number of significant and important contracts, including development contracts. We understand the various technical problems we are facing and are progressing with action plans to resolve them. In addition, the operational issues are being carefully, but aggressively addressed, as evidenced in part by the recently announced restructuring of our Farmingdale facility. Although there can be no assurance that we will succeed, we are confident that we will successfully work through these challenges.

During recent months, a number of operational improvement initiatives have been undertaken at our operating facilities. We expect many of these initiatives to provide operational performance improvement in the near term and, in fact, we are already seeing some of their impact on the businesses. We have established four improvement objectives across all locations. They are: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We motivated our employees to actively engage in this program. Across our eight locations we have more than 100 active teams addressing company specific improvement objectives aligned with these four corporate objectives. Each of these teams has a quantifiable improvement objective targeted for completion on or before the end of our fiscal year. We are also emphasizing a culture of honoring our commitments in everything we do. We are seeing this process improvement culture beginning to take root in our operations. Although we believe that our expectations for the success of these initiatives are reasonable, there are no guarantees that future results, performance or achievements may be realized.

Similarly, we formed five Councils which are: Technology, Operations, Business Development, Finance, and Contracts. Each Council has a representative from each of our locations and is chartered with the objective of implementing process improvements in their respective discipline that crosses all locations as well as sharing of best practices across Herley. Each Council has identified specific, measurable objectives which are expected to be achieved on or before the end of this fiscal year. Approximately thirty different issues are being addressed by the Councils, each of which we believe will improve the performance of the Company.

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

Thirteen weeks ended May 4, 2008 and April 29, 2007
---------------------------------------------------
Net sales for the thirteen weeks ended May 4, 2008 were approximately $38.5 million, as compared to $44.4 million in the thirteen weeks ended April 29, 2007, a decrease of $5.9 million (13%). This decrease is primarily attributable to:

o A decrease of $1.9 million due to the completion of a contract for radio communications equipment in a prior period at ICI;
o A decrease of more than $1.6 million at Herley Farmingdale as the result of delays in certain microwave development programs;
o A decrease of $0.8 million at Herley Israel due to the timing of shipments on a particular contract;
o A decrease of approximately $0.5 million at EWST due to cost overruns on a percentage completion contract for a simulation system for an international customer;
o A decrease of $0.5 million in activity on various cost plus fixed fee contracts at ICI due to contract mix and timing;
o A decrease at Herley Medical Products of approximately $0.5 million in medical equipment sales due to timing of key customer capital purchasing requirements;

o A decrease of $0.4 million at Herley New England due to a temporary decline in production output resulting from turnover of certain key technicians; and
o A decrease of $0.2 million versus the prior year quarter as certain commercial programs ended and the transition towards military business progressed at Herley CTI.

Offsetting these decreases was:

o An increase of $0.6 million at Micro Systems, Inc. across several contracts.

Domestic and foreign sales from all locations were 70% and 30% respectively of total net sales in the quarter, versus 77% and 23% respectively in the prior year quarter. Bookings in the third quarter were approximately $49.2 million, and were 85% domestic and 15% foreign. This compares to bookings of approximately $58.7 million in the prior year third quarter which were 69% domestic and 31% foreign, and included a large $8.3 million order at Herley Israel for an Airborne Electronic Warfare program.

Gross profit in the thirteen weeks ended May 4, 2008 was $8.6 million (22.2% of net sales) compared to $12.7 million (28.6% of net sales) in the third quarter of fiscal 2007, a decrease of approximately $4.1 million. Contributing to the decrease in gross profit for the quarter are the following items:

o Reduced volume of revenues across several Herley operations affected gross margin by approximately $1.7 million;
o Loss provisions of approximately $0.8 million were established for two development contracts at Herley Farmingdale due to changes in management's estimate of the costs required to complete the contract requirements;
o Gross profit at our EWST operation decreased by $0.5 million due to changes in management's estimate of the costs required to complete the contract requirements of a development contract for an international customer;
o    We  incurred  higher   independent   research  and  development   costs  of
     approximately $0.6 million on investments in certain strategic opportunities at multiple Herley operations;
o Higher costs at our Israeli subsidiary of approximately $0.4 million due to the unfavorable exchange rate of the U.S. Dollar versus the Israeli Shekel; and
o    Products mix both domestically and internationally.

Offset by

o Gross profit improvement within certain operations due to reduced overhead spending, product mix, or performance improvement.

Selling and administrative expenses for the thirteen weeks ended May 4, 2008 increased approximately $1.1 million over the third quarter of fiscal 2007 and was 26% of net sales as compared to 20% in fiscal 2007. Significant expenses during the period included:

o An increase in legal fees, net of accrued insurance recoveries, over the prior year third quarter of approximately $1.0 million. During the thirteen weeks ended May 4, 2008, gross legal costs were approximately $2.4 million, while legal costs net of accrued insurance recoveries were approximately $1.2 million as compared to $0.2 million in thirteen weeks ended April 29, 2007. Legal costs in both periods are primarily attributable to the indictment by the Department of Justice and the subsequent class action lawsuits;
o An increase in sales commissions of approximately $0.4 million over the prior year third quarter;
o An increase in stock compensation costs recorded per SFAS 123(R) of approximately $0.2 million; and
o    An increase in amortization of intangibles of approximately $0.1 million.

Offset by

o A net decrease in general expenses at various locations of approximately $0.6 million.

We believe we are entitled to recovery of certain legal fees associated with the recent indictment and class-action complaints under our D&O insurance policy. Accordingly, as of May 4, 2008, we have recorded a claim of approximately $4.8 million (net of a deductible of $0.5 million) and have received partial payments of approximately $2.0 million leaving a receivable balance of $2.8 million. The amount is included in other receivables in the accompanying condensed consolidated balance sheet at May 4, 2008. The insurance carrier may contest the claim in whole or in part. In addition, we have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

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

Loss from operations for the third quarter of fiscal 2008 was $10.9 million or 28.2% of net sales, as compared to income from operations of $3.8 million or 8.6% of net sales in the prior year. The loss from operations for the third quarter of fiscal 2008 included the $9.5 million litigation settlement costs and was also impacted by the shortfall in gross margin as well as the increased general and administrative costs as described above.

Other income (expense) decreased in the third quarter of fiscal 2008 over the prior year by approximately $0.3 million primarily due to reduced investment income on lower cash balances and foreign currency exchange fluctuations. The foreign exchange gains and losses are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The income tax benefit recognized in the third quarter of fiscal 2008 was $7.3 million as compared to a provision of $0.3 million in the prior year's third quarter. The benefit in fiscal 2008 consists primarily of the tax benefit of $4.7 million attributable to the loss in the quarter (adjusted for the non-deductible fine of $3.5 million paid as part of the litigation settlement); plus the recognition of a tax benefit of $2.7 million due to the expiration of the statute of limitations in April 2008. This benefit primarily relates to a deduction taken for an impaired investment on the Company's fiscal year 2004 income tax return.

Forty weeks ended May 4, 2008 and thirty-nine weeks ended April 29, 2007
------------------------------------------------------------------------
Net sales for the forty weeks ended May 4, 2008 were approximately $108.3 million compared to $122.5 million in the first nine months of fiscal 2007, a decrease of $14.2 million (12%). The decrease in net sales is primarily related to:

o a decrease of approximately $5.5 million due to delays in booking and reduction in scope for certain cost plus fixed fee contracts for software development at ICI;
o a decrease of approximately $3.0 million in deliveries due to the completion of a contract for radio communications equipment at ICI;
o delays in key microwave development and production programs at Herley Farmingdale of approximately $3.9 million;
o a decrease at Herley Medical Products of approximately $1.9 million in equipment sales to two key commercial customers due to timing of their capital purchasing requirements;
o a decrease of approximately $1.8 million at EWST due to cost overruns on a percentage completion contract for a simulation system for an international customer and timing of other contract activity;
o disruptions across several production programs due to supplier quality issues, primarily affecting the second quarter; and
o a decrease in revenues of approximately $2.2 million versus the first nine months of the prior year as certain commercial programs ended and the transition towards military business progressed at Herley CTI.

Offsetting these decreases was:

o an increase of $4.1 million of simulation systems and other product sales through Micro Systems, Inc.; and
o an increase of approximately $0.4 million at Herley New England due to volume of certain key second generation production programs.

Domestic and foreign sales were 68% and 32% respectively of net sales in the forty weeks ended May 4, 2008, versus 72% and 28% respectively in the prior year comparable period. Bookings were approximately $131.1 million, and were 79% domestic and 21% foreign. This compares to bookings of approximately $146.9 million in the prior year period which were 66% domestic and 34% foreign.

Gross profit in the forty weeks ended May 4, 2008 was $23.6 million (21.7% of net sales) compared to $33.0 million (26.9% of net sales) in the first nine months of fiscal 2007, a decrease of $9.4 million. The decrease was approximately $0.3 million during the first quarter, $5.0 million during the second quarter, and $4.1 million during the third quarter. Contributing to the reduction in gross profit during the first nine months of fiscal 2008 are the following items:

o Reduced volume of revenues across several Herley operations affected gross margin by approximately $3.7 million;
o Higher independent research and development costs of approximately $2.7 million on investments in certain strategic opportunities at several Herley operations.
o Approximately $1.0 million at Herley Farmingdale due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts.
o Higher costs at our Israeli subsidiary due to the unfavorable exchange rate of the U.S. Dollar versus the Israeli Shekel reduced gross margins by approximately $0.9 million; and
o    Product mix of contracts both domestically and internationally.

Selling and administrative expenses for the forty weeks ended May 4, 2008 were 26% of net sales as compared to 21% in the first nine months of fiscal 2007. The $2.6 million increase in selling and administrative expenses is attributable to an increase in legal costs; an increase in commissions related primarily to our international business, an increase in stock compensation costs recorded per SFAS 123(R); and an increase in amortization expense.

We had an operating loss for the first nine months of fiscal 2008 of $19.9 million compared to an operating loss of $1.2 million in the comparable period of fiscal 2007 which includes the $9.5 million settlement of the Department of Justice litigation and the $6.0 million settlement of the EADS litigation as discussed in Note 2 to the condensed consolidated financial statements. Excluding both the litigation settlement costs in the first and third quarters of fiscal 2008 and the employment contract settlement costs recorded in the first quarter of fiscal 2007, operating loss for the first nine months of fiscal 2008 was $4.4 million or 4.1% of net sales, as compared to operating income of $7.7 million or 6.3% of net sales in the first nine months of fiscal 2007. The decrease in operating income is primarily attributable to the 12% reduction in sales volume, the 5.2% decrease in gross margin percentage as discussed above, and the increase in selling and administrative expenses.

Investment income was $1.0 million, an increase of $0.1 million in the first nine months of fiscal 2008 because of higher interest rates earned on higher average cash balances through a portion of the year. Interest expense was $0.4 million, a decrease of $0.2 million versus the prior year comparable period.

We recognized a net foreign exchange loss of $0.5 million through the third quarter of fiscal 2007. The foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. Dollars.

The income tax benefit recognized in the first nine months of fiscal 2008 was $9.3 million (an effective income tax benefit rate of 48.2%.) The estimated effective tax benefit rate for fiscal year 2008 is 48.8%, which is greater than the statutory rate of 35% primarily due to the recognition of the FIN 48 liability that could now be recognized offset by the non-deductible penalty paid as part of the litigation settlement. Other non-recurring items contributing to the tax benefit in the first nine months of fiscal 2008 include a research and development credit carryover and a lower than expected tax rate in Israel for fiscal 2007 which increased the income tax benefit for the first nine months of fiscal 2008 by approximately 3.6% resulting in an overall effective rate for the first nine months of 48.2%.

Liquidity and Capital Resources
-------------------------------

As of May 4, 2008 and July 29, 2007, working capital was $91.1 million and $103.5 million, respectively, and the ratio of current assets to current liabilities was 2.8 to 1 and 4.0 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $1.3 million at May 4, 2008 and $1.9 million at July 29, 2007. The balance of advanced payments was approximately $7.1 million at May 4, 2008 and $7.2 million at July 29, 2007.

Net cash used in operations during the forty weeks ended May 4, 2008 was approximately $2.8 million as compared to net cash provided by operations of $1.4 million during the first three quarters of the prior year, a net decrease of approximately $4.2 million. We had a net loss in the first three quarters of the current fiscal year of $10.0 million versus a loss of $4.3 million in the prior year first three quarters, an increase in the loss of approximately $5.7 million. The first three quarters of fiscal 2008 was impacted by the settlement costs of various litigation and related expenses of approximately $15.5 million and the first three quarters of fiscal 2007 included employment settlement costs of approximately $8.9 million, including a cash payment of $3.0 million (as discussed in Note 2 to the condensed consolidated financial statements).

Significant increases in cash provided by operating activities during the forty weeks ended May 4, 2008 include the following:

1.   A decrease in trade accounts receivable of $4.4 million, and

2. an increase of approximately $9.3 million generated through amounts due to vendors and accrued expenses.

Offset primarily by the following decreases in cash provided by operating activities:

1. An increase of approximately $5.4 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts and claims,

2. an increase in inventory of approximately $9.9 million partially due to delays in shipping certain contracts due to technical issues,

3.   payments of $4.0 million in connection with the EADS litigation settlement,

4. payments of $1.0 million in connection with the employment settlement agreement in 2007, and

5.   an increase in refundable income taxes of $1.2 million.

On May 5, 2008, the Company paid $9.5 million in fines and settlement costs in connection with the settlement of litigation (see Note 6 to the condensed consolidated financial statements).

Net cash used in investing activities relates to capital expenditures of approximately $3.9 million.

Net cash used in financing activities includes:

1. The purchase and retirement of 493,938 shares of our common stock at an aggregate cost of approximately $7.1 million, including transaction costs, pursuant to an expansion of a stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or private transactions. As of May 4, 2008, approximately 614,000 shares are available for purchase under the buyback program, and

2.   payments of $1.0 million related to our long-term debt.

During the forty weeks ended May 4, 2008 we borrowed and repaid $13.9 million under our revolving credit facility for short-term working capital needs. On May 5, 2008 we borrowed $1.5 million under our credit facility in connection with the litigation settlement payment.

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The revolving credit facility requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2010 (as amended May 2, 2008). We may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 1.65% (as amended May 2, 2008). There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventory. Our backlog as of May 4, 2008 was approximately $158 million. During the forty weeks ended May 4, 2008, we utilized the credit facility for short-term working capital needs to the extent of $13.9 million. There are no borrowings under the credit line at May 4, 2008 and July 29, 2007. Stand-by letters of credit were outstanding in the amount of approximately $17.4 million under the credit facility at May 4, 2008, and $11.5 million at July 29, 2007. As indicated above, we borrowed $1.5 million under the credit line on May 5, 2008.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt services coverage, and restrictions on other borrowings. We are in compliance with all covenants (as amended May 2, 2008) at May 4, 2008.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash reserves. A significant portion of our revenue for fiscal 2008 will be generated from our existing backlog of sales orders. Our backlog at May 4, 2008 was approximately $158 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash reserves and our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of May 4, 2008, we have approximately $22.6 million available under our bank credit facility, net of outstanding stand-by letters of credit of approximately $17.4 million and operating cash of approximately $20.6 million.

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

In addition to the financial obligations contained therein, the following payments (including imputed interest), and a stand-by letter of credit, are required under the terms of the litigation settlement discussed in Note 2 to the condensed consolidated financial statements (in thousands):

                              Stand-by Letters of Credit
                              --------------------------
                     Payments   Litigation      Other
                     --------   ----------      -----
Within one year       $1,000      $1,000        $3,960
2 years                1,000       1,000          -
                      -------     -------       ------
Total                 $2,000      $2,000        $3,960
                      =======     =======       =======

Upon the adoption of FIN 48, the Company reclassified to long term its liabilities for unrecognized tax benefits in the amount of approximately $3.1 million, as discussed in Note 4 to the Condensed Consolidated Financial Statements. Approximately $2.7 million of the unrecognized tax benefit was realized in the quarter ended May 4, 2008 due to the expiration of the statute of limitations in April 2008. The Company is unable to make reasonable estimates as to the period(s) in which cash will be paid for the remaining liabilities.

New Accounting Pronouncements
-----------------------------
For a discussion of new accounting standards, see Note 13 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposures to market risk have not changed significantly since July 29, 2007.

Item 4:  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of May 4, 2008.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 4, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     On June 6, 2006, in connection with a continuing investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involves pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. The indictment as superseded on January 30, 2007 alleges 27 counts of violations of the wire fraud statute (18 U.S.C.
     Section 1343); 2 counts of violations of the obstruction of a federal audit statute (18 U.S.C. Section 1516); 1 count of violating the major fraud against the United States statute (18 U.S.C. Section 1031); 3 counts of violating the false statements to the government statute (18 U.S.C. Section
     1001); aiding and abetting (18 U.S.C. Section 2); and a notice of forfeiture. The Company moved to dismiss the indictment and that motion was denied on November 5, 2007. A trial was scheduled for May 5, 2008.

     On May 5, 2008, the Company entered into an agreement with the United States Attorney's Office for the Eastern District of Pennsylvania in which
     (a) the Company agreed to plead guilty to two counts of obstructing an audit relating solely to the powerheads; (b) the Company agreed to pay a fine of $3.5 million; and (c) the Government agreed to dismiss all other counts of the Superseding Indictment. The agreement was presented to the Court on May 5, 2008, and the Court accepted the agreement and sentenced the Company to the agreed-upon fine.

     With respect to Mr. Blatt, the Court, at the Government's request, dismissed all of the charges against him in the indictment and the Government filed a Superseding Information charging Mr. Blatt with a misdemeanor violation of the tax code in a single count, and Mr. Blatt has entered a guilty plea for failing to keep Company records of the allocation of an $18,000 corporate research expense. Mr. Blatt has been fined $25,000, has received a term of probation of one year and is required to perform some community service. Under the terms of an indemnification agreement with Mr. Blatt, the Company has agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, the Company's best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

     Shortly before the indictment mentioned above, Company counsel were notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against the Company pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. The Company entered into a Tolling Agreement on June 21, 2006, deferring any further activity related to this potential claim until after the trial of the criminal matter mentioned above. By agreement dated May 5, 2008, the United States Attorney's Office for the Eastern District of Pennsylvania and the Company entered into an agreement to resolve the potential issues arising from the lawsuit threatened against the Company pursuant to, among other things, the False Claims Act, 31 U.S.C. Section 3729 et. seq. for the matters alleged in the Superseding Indictment. The Company agreed to pay $6 million in exchange for, among other things, a release.

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

     On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the
     Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

     The Company  believes  it is  entitled  to  recovery of certain  legal fees
     associated  with  the  above  matters  under  its  D&O  insurance   policy.
     Accordingly, as of May 4, 2008, the Company recorded claims of approximately $4,802,000 (net of a deductible of $500,000) in anticipation of recoveries. As of May 4, 2008, partial payments of approximately $1,997,251 have been received leaving a receivable balance of $2,805,000. The amount is included in other receivables in the accompanying condensed consolidated balance sheet at May 4, 2008. Subsequent to May 4, 2008, the Company received an additional payment of approximately $238,000. The insurance carrier may contest the claim in whole or in part. In addition, the Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced to the Company.

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

     Prior to May 5, 2008, counsel for the Company met with representatives of the Department of Navy, Suspension and Debarment Office, Acquisition Integrity Office to discuss (a) the possible agreement between the United States Attorney's Office for the Eastern District of Pennsylvania and the Company, as such is set forth above, and (b) the possible agreement with the Civil Division of the U.S. Attorney's Office and the Company, as is mentioned above. Representatives from the Navy advised that no action would be taken to suspend or debar the Company based upon these agreements, and no action was in fact taken or is expected to be taken.

     On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave
     Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively the "Company") in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS effective December 5, 2007, as discussed in
     Note 2 to the condensed consolidated financial statements.

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

     None

Item 3 -   Defaults Upon Senior Securities:

     None

Item 4 -   Submission of Matters to a Vote of Security Holders:

     Information relating to the Annual Meeting of the Company held on February 26, 2008 was included in the Company's Form 10-Q for the quarter ended February 3, 2008 filed on March 12, 2008.

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


                                  HERLEY INDUSTRIES, INC.
                                  -----------------------
                                       Registrant




                                 BY:  /S/     Myron Levy
                                      ---------------------------------
                                      Myron Levy, Chief Executive Officer



                                BY:  /S/    Kevin J. Purcell
                                     -----------------------------------------
                                     Kevin J. Purcell, Chief Financial Officer
DATE: June 12, 2008