Form 10-K
period 2008-08-03
HERLEY INDUSTRIES INC /NEW
filed 2008-10-21
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 3, 2008

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ...........to...........

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              23-2413500
--------                                                              ----------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

101 North Pointe Blvd., Lancaster, Pennsylvania                            17601
-----------------------------------------------                            -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (717) 735-8117
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                the NASDAQ Stock Market LLC
----------------------------               ----------------------------
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

[ ] Large accelerated filer   [X] Accelerated filer    [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $12.97 as reported on The Nasdaq Global Market as of February 1, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $166,514,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 3, 2008 was 13,526,402.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held in January 2009, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS
                                 ----------------

                                                                            Page
                                                                           ----
PART I

Item 1.        Business.                                                       3

Item 1A.       Risk Factors.                                                  11

Item 1B.       Unresolved Staff Comments.                                     15

Item 2.        Properties.                                                    15

Item 3.        Legal Proceedings.                                             16

Item 4.        Submission of Matters to a Vote of Security Holders.           18

PART II

Item 5.        Market for Registrant's Common Equity, Related Shareholder
                   Matters and Issuer Purchases of Equity Securities.         18

Item 6.        Selected Financial Data.                                       19

Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                       20

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.    32

Item 8.        Financial Statements and Supplementary Data.                   33

Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                       33

Item 9A.       Controls and Procedures.                                       33

Item 9B.       Other Information.                                             37

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.        37

Item 11.       Executive Compensation.                                        37

Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management and Related Shareholder Matters.                 37

Item 13.       Certain Relationships and Related Transactions, and Director
                 Independence.                                                37

Item 14.       Principal Accountant Fees and Services.                        37

PART IV

Item 15.       Exhibits and Financial Statement Schedules.                    37

SIGNATURES                                                                    39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

- In January 1999, we acquired General Microwave Corporation of Farmingdale, New York, a manufacturer of microwave components and electronic systems. During the fourth quarter of fiscal 2008 we decided to significantly downsize our manufacturing facility in Farmingdale, NY and transfer its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts;
Lancaster, Pennsylvania; and Jerusalem, Israel. It is expected that the restructuring will be substantially completed by the end of December 2008.

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

- In April 2005, we acquired Innovative Concepts, Inc. ("ICI"), McLean, Virginia, which has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry. On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest ICI. The Agreement provides for an all cash transaction valued at approximately $15 million and includes a significant contingency requiring U.S. Government approval on or before November 5, 2008 or the Agreement will be void. The Company believes it is reasonably possible that the U.S. Government approval will be granted and the transaction will be completed.

- In September 2008, we acquired Eyal Microwave Industries ("EMI"), Kibbutz Eyal, Israel, a privately held Israeli company. EMI is a leading supplier of a broad range of innovative, high-reliability, RF, microwave and millimeter wave components and customized subsystems for the global defense industry.

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

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base. The U.S. Government accounted for approximately 19% of our fiscal 2008 revenues. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 12% each of net sales in fiscal 2008. No other customer accounted for 10% or more of consolidated net sales during the periods presented. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 32% of our revenues in fiscal 2008.

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

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2008, we spent approximately $28.8 million on new product development, of which our customers funded approximately $9.6 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

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

In September 2004, we closed on the purchase of Reliable System Services Corporation ("RSS"). In addition to complementing and adding to our capabilities in Telemetry, Electronic Warfare ("EW") Simulation Equipment, EW Jamming Equipment and Range Safety Commanding applications, RSS significantly enhanced our C2 capabilities for UAV platforms, in that RSS provides a C2 system for UAVs that operates through the Iridium satellite system. The RSS Iridium based C2 system provides secure (encryption, anti-spoof) global service coverage, allowing multiple target operations. The addition of this RSS Iridium based alternate for UAV C2 systems enables us to provide a broader array of systems configuration solutions to our defense industry customers. We closed these facilities in Melbourne, Florida in August 2006 and moved the RSS operations into the Fort Walton Beach facility.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 Megahertz ("MHz") to 12 Gigahertz ("GHz") with power levels from multi-kilowatts up to 15W, depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics.

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

Medical Products. Our medical products vary in complexity from single modules, to rack-mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in either a pulsed or continuous wave mode, and cover the frequency ranges of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include OEM, as well as universities and research centers.

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

CUSTOMERS

During the fiscal years ended August 3, 2008 and July 29, 2007, approximately 19% and 20% of our net sales respectively, were attributable to contracts directly with offices and agencies of the U.S. Government. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 12% each of net sales in fiscal 2008. No other customer accounted for 10% or more of consolidated net sales during fiscal 2008 or 2007.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

The Boeing Company            BAE Systems                     Harris Corporation
Lockheed Martin Corporation   Northrop Grumman Corporation    Raytheon Company

During fiscal 2008, sales to foreign customers accounted for approximately 32% of our net sales. Sales to foreign customers from our domestic locations accounted for 17% of net sales with the remaining sales generated from England (2%) and Israel (13%). The governments of Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers of ours. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales are also subject to our obtaining export licenses for certain products and systems.

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

Lancaster, Pennsylvania
Woburn, Massachusetts
Whippany, New Jersey
Fort Walton Beach, Florida
McLean, Virginia
Jerusalem, Israel
Kibbutz Eyal, Israel
Farnborough, England

BACKLOG

Our funded backlog of orders was approximately $157 million on August 3, 2008 which are orders covered by funded signed contracts or purchase orders. There was no unfunded backlog at August 3, 2008. Of our total backlog at August 3, 2008, $114 million (73%) is attributable to domestic orders and $43 million (27%) is attributable to foreign orders.

Our backlog of orders is subject to change including possible cancellation of orders, change orders to the contract and other factors which may be beyond our control. Accordingly, our backlog is not necessarily indicative of the revenues and earnings which may be realized when the results of such contracts are reported in the financial statements. Management anticipates that approximately 78% of the backlog at August 3, 2008 will be shipped during the fiscal year ending August 2, 2009.

Approximately 92% of our backlog consists of firm fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract we agree to deliver products at a fixed price, subject to adjustment, for costs incurred because of change orders issued by the customer. The remaining contracts are primarily cost reimbursement type contracts.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $28.8 million in fiscal 2008, $33.4 million in fiscal 2007 and $33.3 million in fiscal 2006. The portion of these costs not reimbursed by customers was approximately $19.1 million in fiscal 2008, $13.1 million in fiscal 2007 and $12.4 million in fiscal 2006. These increases in development spending were undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets, employee and third-party non-disclosure agreements to protect our intellectual property, as well as limiting access to the distribution of proprietary information. We cannot provide assurance that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. Furthermore, we cannot provide assurance that, in the future, third parties will not assert infringement claims against us with respect to our products. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting our business, financial condition and results of operations. In the event a third party were successful in a claim that one of our products infringed its proprietary rights, we may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes on such proprietary rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of August 3, 2008 we had 903 full-time employees, none of whom are represented by a labor union as follows:

                         Executive                     13
                         Administration                50
                         Manufacturing                605
                         Engineering                  192
                         Sales and Marketing           43
                                                      ---
                          Total                       903
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

In 2006, we were served with several class-action complaints against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims arise out of a criminal indictment by the U.S. Attorney's Office for the Eastern District of Pennsylvania in connection with certain government contracts and are made under
Section 10(b) and 20(a) of the Securities Exchange act of 1934 and Rule 10b-5 thereunder. While we intend to vigorously defend against these actions, their ultimate outcome is presently not determinable as they are in the preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have resources available to pay such settlement or judgment. Additionally, any litigation to which we are subject may be costly and could require significant involvement of our senior management and may divert management's attention from our business and operations.

                          Risks Related to Our Business

A significant percentage of our sales are under government contracts which are only partially funded initially and may lose funding or may be terminated in future years.

Approximately 62% of our net sales in fiscal 2008 and 64% of our net sales in fiscal 2007 were made to United States government agencies and their contractors and subcontractors for defense programs. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program which could have a negative impact on our operations.

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

In fiscal 2008 and 2007, sales to international customers comprised approximately 32% and 27%, respectively, of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain manufacturing facilities in the United Kingdom and Israel. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The governments of Japan, South Korea, Taiwan and the United Kingdom are all significant customers. Our international sales also are subject to us obtaining export licenses for certain products and systems. We cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable. Substantially all of our revenues in fiscal 2008 at our domestic locations and our operation in Israel were denominated in U.S. dollars, and we intend to continue to enter only into U.S. dollar-denominated contracts. Revenues reported at our EWST (U.K.) facility are primarily denominated in Pound Sterling and accounts for approximately 2% to 4% of our consolidated net sales in U.S. dollars over the last three fiscal years. In addition, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of orders.

We rely on a small number of significant customers.

A significant part of our sales have historically come mainly from contracts with agencies of, and prime contractors to, the U.S. government. Net sales directly to the U.S. government accounted for 19% of fiscal year 2008 net sales. Additionally, approximately 36% of our net sales were attributable to our next five largest customers for fiscal year 2008. Variations in the demand for our products by any of these direct and indirect customers could have a serious, adverse impact on our performance. If we were to lose any of these or any other major customers, or if orders by any major customer were otherwise to be delayed or reduced, including reductions due to market or competitive conditions in commercial markets or further decreases in government defense spending, then our business, financial condition and results of operations would be harmed.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of August 3, 2008, was approximately $157 million. Approximately 78% of this backlog is expected to be filled within twelve months. Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

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

None.

Item 2.  Properties

Our facilities are as follows:

                                                                                           Owned
                                                                                             Or
Location                                Purpose of Property                  Area          Leased
--------                                -------------------                 -------        ------
Lancaster, PA               Corporate headquarters                        5,200 sq. ft.    Leased
Lancaster, PA               Production, engineering and administration   86,200 sq. ft.    Owned
Woburn, MA                  Production, engineering and administration   60,000 sq. ft.    Owned
Farmingdale, NY (1)         Production, engineering and administration   62,300 sq. ft.    Leased
Whippany, NJ                Production, engineering and administration   23,000 sq. ft.    Leased
Fort Walton Beach, FL       Production, engineering and administration   20,000 sq. ft.    Owned
Fort Walton Beach, FL (2)   Production, engineering and administration   31,500 sq. ft.    Leased
McLean, VA                  Production, engineering and administration   43,260 sq. ft.    Leased
Jerusalem, Israel           Production, engineering and administration   23,700 sq. ft.    Leased
Kibbutz Eyal, Israel (3)    Production, engineering and administration   40,000 sq. ft.    Leased
Farnborough, England        Production, engineering and administration    7,570 sq. ft.    Leased
Chicago, IL                 Engineering and administration                3,000 sq. ft.    Leased
Tustin, CA                  Engineering and administration                2,020 sq. ft.    Leased
Lancaster, PA               Land held for expansion                       37 Acres         Owned
--------------

     (1) On August 24, 2005 we amended our lease agreements with a partnership partially owned by the children of our Chairman. The original two 10 year lease agreements provided for initial minimum annual rents of approximately $312,000 and $92,000, respectively, in each case subject to escalation of approximately

4% annually throughout the 10 year term. The two individual leases were combined into a single lease with the same rent provisions and with the term extended to August 31, 2010. During the fourth quarter of fiscal 2008 we decided to close our manufacturing facility in Farmingdale, NY and transfer its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. It is expected that the closure of the facility will be substantially completed by the end of December 2008.
     (2) As of February 1, 2005, we entered into an agreement to acquire all of the issued and outstanding common stock of Micro Systems, Inc. Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $287,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.
     (3) As of August 1, 2008 we entered into an agreement to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal Microwave Industries ("EMI") a privately held Israeli company. EMI has an existing lease with a term expiring December 31, 2019 at an annual cost of approximately $324,000.

We believe that these facilities are adequate for our current and presently anticipated future needs.

Item 3.  Legal Proceedings

On June 6, 2006, in connection with an investigation by the U.S. Attorney's Office in Pennsylvania which, inter alia, involved pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against us and Lee Blatt, our former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. On May 5, 2008, we entered into an agreement with the United States Attorney's Office for the Eastern District of Pennsylvania in which (a) we agreed to plead guilty to two counts of obstructing an audit relating solely to the powerheads;
(b) we agreed to pay a fine of $3.5 million; and (c) the Government agreed to dismiss all other counts of the indictment. The agreement was presented to the Court on May 5, 2008, and the Court accepted the agreement and sentenced us to the agreed-upon fine.

With respect to Mr. Blatt, the Court, at the Government's request, dismissed all of the charges against him in the indictment and the Government filed a Superseding Information charging Mr. Blatt with a misdemeanor violation of the tax code in a single count, and Mr. Blatt entered a guilty plea for failing to keep Company records of the allocation of an $18,000 corporate research expense. Mr. Blatt was fined $25,000, received a term of probation of one year and was required to perform some community service which has been completed.

Under the terms of an indemnification agreement with Mr. Blatt, we have agreed to provide indemnification with regard to certain legal proceedings so long as he has acted in good faith and in a manner believed to be in, or not opposed to, our best interest with respect to any criminal proceeding and had no reasonable cause to believe his conduct was unlawful.

Shortly before the indictment mentioned above, Company counsel were notified by representatives of the United States Attorney's Office for the Eastern District of Pennsylvania, Civil Division, that they intended to file a civil lawsuit against us pursuant to inter alia, the False Claims Act, 31 U.S.C. Section 3729 et. seq. We entered into a Tolling Agreement on June 21, 2006, deferring any further activity related to this potential claim until after the trial of the criminal matter mentioned above. By agreement dated May 5, 2008, the United States Attorney's Office for the Eastern District of Pennsylvania entered into an agreement with us to resolve the potential issues arising from the lawsuit threatened against us pursuant to, among other things, the False Claims Act, 31 U.S.C. Section 3729 et. seq. for the matters alleged in the Superseding Indictment. We agreed to pay $6 million in exchange for, among other things, a release.

In June and July 2006, we were served with several class-action complaints against us and certain of our officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and Mr. Blatt's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of the criminal matter referenced above. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Actions.

In July and August 2006, we and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to our indictment in the matter discussed above and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee Mr. Blatt and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matter. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Derivative Actions.

We believe we are entitled to recovery of certain legal fees associated with the above matters under our Directors and Officers ("D&O") insurance policy. As of August 3, 2008, we have aggregate claims of approximately $7,151,000 (net of a deductible of $500,000) and have received partial payments of approximately $2,236,000. We have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us. Subsequent to the end of fiscal 2008, the insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by us. We have responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and generally accepted accounting principles, we are not permitted to record any potential claim for recovery under our insurance policy. Accordingly, the previously recorded receivable of $2,803,000 as of May 4, 2008 has been eliminated in the fourth quarter of fiscal 2008. While there are no assurances, we believe such costs represent a "loss" under our D&O policy and such costs are recoverable.

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

On June 27, 2007, we were notified by the Office of the General Counsel, Acquisition Integrity Office, Department of Navy (the "Navy"), that certain of our operations had been suspended from receiving new contract awards from the U.S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts and Chicago, Illinois. The Chicago, Illinois location is a two-person marketing office.

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

Prior to May 5, 2008, our counsel met with representatives of the Department of Navy, Suspension and Debarment Office, Acquisition Integrity Office to discuss
(a) the possible agreement between the United States Attorney's Office for the Eastern District of Pennsylvania and us, as such is set forth above, and (b) the possible agreement with the Civil Division of the U.S. Attorney's Office and us, as is mentioned above. Representatives from the Navy advised that no action would be taken to suspend or debar us based upon these agreements, and no action was in fact taken or is expected to be taken.

On April 10, 2007, EADS Deutschland GmbH ("EADS"), a German corporation, filed a lawsuit against Herley Industries, Inc., General Microwave Corporation and General Microwave Export Corporation d/b/a Herley Power Amplifier Systems (collectively "we" or "us") in the United States District Court for the Eastern District of New York. EADS claims that we breached a Transfer of Technology Agreement entered into on May 30, 2001 under which we were granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that we were wrongfully in possession of the intellectual property that was transferred to us. EADS also sought a preliminary injunction. We denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, we and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did our counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, we reached a comprehensive settlement agreement with EADS effective December 5, 2007, as discussed in Note A-1.

We are involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a) Our Common Stock is traded in The Nasdaq Global Market under the symbol "HRLY". The following table sets forth the high and low closing sales price as reported by The Nasdaq Global Market for our Common Stock for the periods indicated.

                                                                          Common Stock
                                                                      High           Low
                                                                      ----           ---
     Fiscal Year 2007
         First Quarter.............................................   15.55          10.50
         Second Quarter ...........................................   16.99          14.60
         Third Quarter ............................................   16.66          14.85
         Fourth Quarter ...........................................   18.28          15.20
     Fiscal Year 2008
         First Quarter.............................................   15.90          12.86
         Second Quarter............................................   15.29          12.37
         Third Quarter ............................................   13.36           9.69
         Fourth Quarter ...........................................   16.17          12.93

     The closing price on October 3, 2008 was $16.02.

     As of October 3, 2008, there were approximately 163 holders of record and approximately 2,600 beneficial holders of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

     We did not repurchase any equity securities during the fourth quarter of fiscal 2008.

     The following table sets forth the indicated information as of August 3, 2008 with respect to our equity compensation plans:

                                                                                               (c)
                                                                                              number
                                              (a)                                          of securities
                                             Number                                      remaining available
                                          of securities                (b)               for future issuance
                                         to be issued upon       Weighted-average            under equity
                                           exercise of          exercise price of        compensation plans
                                       outstanding options,    outstanding options,      (excluding securities
Plan category                           warrants and rights     warrants and rights     reflected in column (a))
-------------                           -------------------     -------------------    ------------------------
Equity compensation
plans approved by
security holders                               2,263,418               $ 13.23                    32,250
Equity compensation
plans not approved
by security holders                            1,248,807               $ 17.64                   228,700
                                               ---------                                         -------
Total                                          3,512,225               $ 14.80                   260,950
                                               =========                                         =======

(b) Not applicable.

Item 6. Selected Financial Data (in thousands except per share data):

Consolidated Statements of Operations Data:
------------------------------------------

                                                  53 weeks
                                                    ended             52 weeks ended
                                                  August 3,   July 29,   July 30,   July 31,  August 1,
                                                     2008       2007       2006       2005       2004
                                                     ----       ----       ----       ----       ----
Net sales (1)                                   $   152,511    163,140    176,268    151,415    122,154
                                                    =======    =======    =======    =======    =======
Cost and expenses:
     Cost of products sold                      $   118,311    118,834    127,921    106,441     79,505
                                                    =======    =======    =======    =======    =======
     Selling and administrative expenses        $    33,735     32,516     32,736     27,599     21,123
                                                    =======    =======    =======    =======    =======
     Litigation costs                           $     5,550      1,674      2,230      2,706      1,924
                                                    =======    =======    =======    =======    =======
     Litigation settlements (3)                 $    15,542        -          -          -          -
                                                    =======    =======    =======    =======    =======
     Employment contract settlement costs (2)   $       -        8,914        -          -          -
                                                    =======    =======    =======    =======    =======

Operating (loss) income                         $   (20,627)     1,202     13,381     14,669     19,602
                                                    =======    =======    =======    =======    =======
Net (loss) income                               $   (10,346)     3,118     10,354     10,781     13,673
                                                    =======    =======    =======    =======    =======
(Loss) earnings per common share (4):
          Basic                                 $   (.76)       .22        .72        .75        .97
          Assuming Dilution                     $   (.76)       .22        .69        .72        .92

Consolidated Balance Sheet Data:
-------------------------------
Total Assets                                    $    259,418    262,593    251,450    242,023    220,971
Total Current Liabilities                       $     43,925     34,958     33,351     32,090     23,846
Long-Term Debt net of current portion           $      7,092      5,951      5,948      5,000      5,845
Long-Term Portion of Litigation Settlement (3)  $        892     -          -          -          -
   Agreement (2)                                $      3,074      4,117     -          -          -
Other Long-Term Liabilities                     $      1,652      1,311      1,265      1,042        932

Notes to Selected Financial Data:
--------------------------------
(1)      See "Acquisitions" under Item 1. "Business".
(2)      See Note H of Notes to Consolidated Financial Statements.
(3)      See Note E of Notes to Consolidated Financial Statements.
(4)      No cash dividends have been distributed in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

Significant Events

In connection with the legal matters discussed in Note E "Litigation," to avoid the delay, expense, inconvenience and uncertainty of protracted litigation, the Company entered into an agreement with the Office of the United States Attorney for the Eastern District of Pennsylvania to settle all existing criminal claims. Under the terms of the agreement dated May 5, 2008 the Company agreed to pay a fine of $3,500,000. In addition, the Company entered into an agreement to settle all existing civil claims with the Civil Division of the Office of the United States Attorney for the Eastern District of Pennsylvania which requires the payment of $6,000,000. These payments were made on May 5, 2008.

The Company anticipated that the trial of the criminal matter would have been between two to three months and the trial of the Justice Department's civil action would have been a similar time period. The legal fees for both trials have been estimated to be in excess of the settlement amounts.

The Company advised the Department of the Navy, Acquisition Integrity Office about the terms and conditions of the criminal and civil settlement agreements and the Company was advised that no action would be taken to suspend or debar the Company based on these settlements.

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

On June 13, 2006, in connection with the legal matter discussed in Note E "Litigation" to the consolidated financial statements, the Company was notified that certain of its operations had been suspended from receiving new contract awards from the U. S. Government. The affected operations included facilities in Lancaster, Pennsylvania; Woburn, Massachusetts; Chicago, Illinois and the Company's subsidiary in Farmingdale, New York. The result of this suspension was that these facilities were not solicited for or awarded new contracts or contract extensions without special exceptions, pending the outcome of the legal proceedings. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the contracting agency stated in writing the compelling reason to do so.

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

Effective   October  12,  2006  and  as  a  condition   to  entering   into  the
Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with its former Chairman to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003. Aggregate costs of approximately $8,914,000 under the Agreement, including a cash payment of $3,000,000, payments due under a Promissory Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's condensed consolidated financial statements in the fifty-two weeks ended July 29, 2007.

In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company (see Note E), the parties have entered into an agreement effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, the Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 was made on December 5, 2007; a payment of $1,500,000 was made on March 31, 2008; and payments of $1,000,000 are due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in the Company's possession, custody or control for the equipment supplied in conjunction with a contract between the parties; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, the Company issued an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility. The letter of credit was reduced to
$2,000,000 in connection with the payment made in March 2008. The Company recorded a charge to operations in the fifty-three weeks ended August 3, 2008 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000.

On May 5, 2008, the employees of General Microwave Corp. (GMC) which does business as Herley Farmingdale, were notified of the Company's intent to close the Herley Farmingdale facility. Despite our efforts to update and improve the Farmingdale operations, the facility has continued to report losses and has been the single largest contributor to our poor operating performance. Accordingly, management decided to close our manufacturing facility in Farmingdale, New York as quickly as possible and transfer the bulk of its workload to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. A transition plan is well underway which transfers contract activity and assets to other Herley businesses and also reduces the workforce as the activity at Farmingdale decreases. It is expected that the closure of the facility will be substantially completed by the end of December 2008. The lease obligations at the facility extend to August 2010. The major cost associated with the restructuring are one-time termination benefits which are estimated at approximately $1.1 million. The costs are being accrued evenly from May 2008 through December 2008. Costs accrued during the fourth quarter approximated $377,000 and charges against the liability for one-time termination benefits paid approximated $30,000. The liability for the one-time termination benefits was approximately $347,000 as of August 3, 2008.

The Company entered into an Asset Purchase Agreement ("Asset Agreement") dated as of August 1, 2008 to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal Microwave Industries ("EMI") a privately held Israeli company for cash of $30,000,000. EMI is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 175 employees. EMI includes Eyal Microwave Ltd. and its wholly-owned subsidiary, Eyal Mag Ltd. Funding for the purchase was provided through a $20 million loan under the Company's existing credit facility through its current bank and a term loan in the amount of $10 million for a period of 10 years through the Company's bank in Israel. The new loan is payable in quarterly installments over a period of 10 years with interest at LIBOR plus 1.5%. The acquisition will be accounted for under the provisions of SFAS 141.

In September 2008, management executed an agreement (the "Agreement") with a foreign defense company to divest our ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. The Agreement provides for an all cash transaction valued at approximately $15 million and includes a significant contingency requiring U.S. Government approval on or before November 5, 2008 or the Agreement will be void. We believe it is reasonably possible that the U.S. Government approval will be granted and the transaction will be completed. In the event the transaction is completed, ICI will be reported as a discontinued operation and a non-cash charge to earnings of approximately $1.0 million would be recorded to reflect the difference between the sale price pursuant to the Agreement and the net carrying value of the assets held for sale. In fiscal 2008, ICI reported revenues of approximately $19 million and operating income of approximately $0.6 million. The ICI balance sheet includes total assets of approximately $21.7 million, including approximately $4.1 million of allocated goodwill, and liabilities of approximately $5.7 million. There can be no assurance that the U.S. Government will grant approval so that the transaction will be completed.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                         53 weeks           52 weeks ended
                                                          ended             --------------
                                                          August 3,     July 29,       July 30,
                                                           2008          2007           2006
                                                          ----           ----           ----
Net sales                                                 100.0%         100.0%         100.0%
Cost of products sold                                      77.6%          72.8%          72.6%
                                                          -----          -----          -----
Gross profit                                               22.4%          27.2%          27.4%

Selling and administrative expenses                        22.1%          19.9%          18.6%
Litigation costs                                            3.6%           1.1%           1.2%
Litigation settlements                                     10.2%           0.0%           0.0%
Employment contract settlement costs                        0.0%           5.5%           0.0%
                                                          -----          -----          -----
Operating (loss) income                                   (13.5%)          0.7%           7.6%
                                                          -----          -----          -----
Other (expense) income, net:
     Investment income                                      0.7%           0.7%           0.5%
     Interest expense                                      (0.4%)         (0.4%)         (0.2%)
     Foreign exchange (loss) gain                          (0.1%)          0.3%           0.2%
                                                          -----          -----          -----
                                                            0.2%           0.6%           0.5%
                                                          -----          -----          -----
     (Loss) income before income taxes                    (13.3%)          1.3%           8.1%
     (Benefit) provision for income taxes                  (6.5%)         (0.6%)          2.3%
                                                          -----          -----          -----
     Net (loss) income                                     (6.8%)          1.9%           5.8%
                                                          ======         =====          =====

Fiscal 2008 Compared to Fiscal 2007

Our Company's senior management regularly reviews the performance of our operations including reviews of key performance metrics as well as the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods, and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of key performance metrics.

                                      Fourth Quarter                         Fiscal Year to Date
                            -------------------------------------     ----------------------------------------
                                 2008         2007        % Change        2008        2007            % Change
                            --------------------------------------    ----------------------------------------
Key performance metrics:
Net sales                       $44,168      $40,626         9 %         $152,511    $163,140           (7)%
Gross profit                    $10,647      $11,320        (6)%          $34,200     $44,306          (23)%
Gross profit percentage            24.1%        27.9%                        22.4%       27.2%
Selling and administrative       $8,127       $8,427        (4)%          $33,835     $32,516            4 %
Litigation costs                 $3,289         $448       634 %           $5,550      $1,674          232 %
Litigation settlement costs        -            -           n/a           $15,442        -              n/a
Employment settlement costs        -            -           n/a              -         $8,914           n/a
Operating (loss) income           ($769)      $2,445        n/a          ($20,627)     $1,202           n/a
Bookings                        $40,068      $28,058        43 %         $171,200    $174,985           (2)%
Backlog                        $156,559     $136,717        15 %         $156,559    $136,717           15 %

We believe the overall prospects for our financial performance continues to be promising. Our backlog remains at high levels while our proposal activity continues to be very active. The poor financial performance in fiscal 2008 was driven largely by engineering and manufacturing difficulties on a number of significant and important contracts, including development contracts, as well as litigation settlement costs. We understand the various technical problems we are facing and are progressing with action plans to resolve them. In addition, the operational issues are being carefully, but aggressively addressed, as evidenced in part by the closing of our Farmingdale manufacturing facility. Although there can be no assurance that we will succeed, we believe the business is showing improvement and we are confident that we will continue to successfully work through these challenges.

During fiscal 2008, a number of operational improvement initiatives have been undertaken at our operating facilities which have demonstrated operational performance improvement which is expected to continue into future periods. We established four improvement objectives across all locations: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We motivated our employees to actively engage in this program. Across all our locations, we have more than 100 active teams addressing specific improvement objectives aligned with these four corporate objectives. We are also emphasizing a culture of honoring our commitments in everything we do. We continue to see this process improvement culture taking root in our operations. Although we believe that our expectations for the success of these initiatives are reasonable, there are no guarantees that future results, performance or achievements may be realized.

Similarly, we formed five Councils which are: Technology, Operations, Business Development, Finance, and Contracts. Each Council has a representative from each of our locations and is chartered with the objective of implementing process improvements in their respective discipline that crosses all locations as well as sharing of best practices across Herley. Significant accomplishments were achieved by the Councils during fiscal 2008 and efforts are underway on their initiatives for fiscal 2009.

In addition, we continue to identify and implement specific and substantive actions to control costs and focus the resources of the Company directly on operational performance issues designed to bring about measurable and sustainable improvement. Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges facing our Company and we remain optimistic that the Company's performance issues experienced during fiscal 2008 will be short-lived.

Fifty-three weeks ended August 3, 2008 and fifty-two weeks ended July 29, 2007
------------------------------------------------------------------------------

Net sales for the fifty-three weeks ended August 3, 2008 were approximately $152.5 million compared to $163.1 million in fiscal 2007, a decrease of $10.6 million (7%). The decrease in net sales is primarily related to:

o a decrease of approximately $6.4 million at Innovative Concepts primarily due to (a) delays in booking and a reduction in scope for certain cost plus fixed fee contracts for software development and (b) a decrease in deliveries due to the completion of a contract for radio communication equipment;
o delays in key microwave development and production programs at Herley Farmingdale of approximately $6.3 million;

o a decrease in revenue of approximately $2.4 million versus the prior year as certain commercial programs ended and the transition towards military business progressed at Herley CTI;
o a decrease at Herley Medical Products of approximately $2.1 million in sales to two key commercial customers due to timing of their customers' capital purchasing requirements; and
o disruptions across several production programs due to supplier quality issues.

Offsetting these decreases was:

o an increase of $5.7 million of simulation systems and other product sales through Micro Systems, Inc.;
o an increase of approximately $0.8 million at Herley New England due to volume of certain key second generation production programs; and
o an increase in revenue on various programs and products across multiple sites.

Domestic and foreign sales were 68% and 32% respectively of net sales in fiscal 2008 versus 73% and 27% respectively in the prior fiscal year. Bookings were approximately $171.2 million, and were 77% domestic and 23% foreign. This compares to bookings of approximately $175.0 million in the prior year period which were 65% domestic and 35% foreign.

Gross profit in the fifty-three weeks ended August 3, 2008 was $34.2 million (22.4% of net sales) compared to $44.3 million (27.2% of net sales) in fiscal 2007, a decrease of $10.1 million. Contributing to the reduction in gross profit during fiscal 2008 are the following items:

o Higher independent research and development costs of approximately $3.3 million on investments in certain strategic opportunities at several Herley operations;
o Approximately $2.6 million in contract losses recognized on two development and production contracts at Herley Farmingdale;
o Higher costs at our Israeli subsidiary due to the unfavorable exchange rate of the U.S. Dollar versus the New Israeli Shekel reduced gross margins by approximately $1.6 million;
o Reduced volume of revenues across several Herley operations affected gross margin by approximately $1.2 million;
o Approximately $1.0 million at Herley Farmingdale due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts;
o Disruptions across several production programs due to supplier quality issues, increased costs of production; and
o    Product mix of contracts both domestically and internationally.

Selling and administrative expenses for the fifty-three weeks ended August 3, 2008 were $33.8 million as compared to $32.5 million in fiscal 2007. The $1.3 million increase in selling and administrative expenses is primarily attributable to an increase in representative commissions related largely to our international business.

We believe we are entitled to recovery of certain legal fees under our D&O insurance policy associated with the matters discussed in Part 1, Item 3, "Legal Proceedings". As of August 3, 2008, we have aggregate claims of approximately $7,151,000 (net of a deductible of $500,000) and have received partial payments of approximately $2,236,000. We have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us. Subsequent to the end of fiscal 2008, the insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by us. We have responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and generally accepted accounting principles we are not permitted to record any potential claim for recovery under our insurance policy. Accordingly, the previously recorded receivable of $2,803,000 as of May 4, 2008 has been eliminated in the fourth quarter of fiscal 2008. While there are no assurances, we believe such costs represent a "loss" under our D&O policy and such costs are recoverable.

We had an operating loss during fiscal 2008 of $20.6 million compared to operating income of $1.2 million in fiscal 2007. The results of fiscal 2008 include both the $9.5 million settlement of the Department of Justice litigation and the $6.0 million settlement of the EADS litigation as discussed in Note A to the consolidated financial statements as well as related legal expenses of $5.6 million. The decrease in operating income before the legal expenses, litigation settlements and employment contract settlement costs is attributable to the reduction in sales volume, the decrease in gross margin as discussed above, and the increase in selling and administrative.

Investment income was $1.1 million, a decrease of $0.1 million in fiscal 2008 because of lower average cash balances through portions of the year. Interest expense was $0.7 million, a decrease of $0.1 million versus the prior year comparable period.
                                       24

We recognized a net foreign exchange loss of $0.1 million in fiscal year 2008 compared to a foreign exchange transaction gain of $0.5 million in fiscal 2007. The foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The benefit for income taxes for fiscal 2008 was $10.0 million representing an effective income tax benefit rate of 49.2%, as compared to an effective income tax benefit rate of 48.5% in fiscal 2007. The increase in the effective income tax rate for fiscal 2008 is primarily attributable to the net operating loss for the company for fiscal year 2008 as compared to overall income for the company for fiscal year 2007. The 49.2% benefit exceeds the statutory rate of 35% primarily due to the reversal of FIN 48 liabilities of approximately $2.7 million that are no longer needed due to the expiration of the statute of limitations for an earlier tax year in which an uncertain tax position had been taken. Another major component to the benefit was the tax on the non-deductible penalty paid as part of the litigation settlement, which reduced the benefit by 6.0%.

Basic and diluted loss per common share for the fifty-three weeks ended August 3, 2008 were $(.76) each as compared to basic and diluted earnings per common share of $.22 each for the fifty-two weeks ended July 29, 2007.

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

Selling and administrative expenses for the fifty-two weeks ended July 29, 2007 were 21% of net sales as compared to 19.8% in fiscal 2006. The increase in costs as a percentage of sales is due to the lower net sales in fiscal 2007. Selling and administrative costs declined year to year by $776,000. Increases and decreases are as follows:

o Stock compensation costs recorded in fiscal 2007 per SFAS 123(R) of $1.0 million, of which approximately $0.3 million was related to the employment contract for the Chief Operating Officer. This is an increase of $0.5 million versus fiscal 2006 where the stock compensation costs were $0.5 million.

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

Liquidity and Capital Resources

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility and existing cash balances. A significant portion of our revenue for fiscal 2009 will be generated from our existing backlog of sales orders. The funded backlog of orders at August 3, 2008 was approximately $157 million of which approximately 78% is expected to ship in fiscal 2009. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. We have approximately $24.1 million available under our bank credit facility as of August 3, 2008, net of outstanding stand-by letters of credit of approximately $15.9 million, and cash of approximately $14.3 million. On September 12, 2008, in connection with the acquisition of Eyal Microwave Industries ("Eyal") (See Note S of Notes to Consolidated Financial Statements) we borrowed $20.0 million under the line of credit. We also entered into a new term loan in the amount of $10 million for a period of 10 years through our bank in Israel. The new loan is payable in quarterly installments over a period of 10 years with interest at LIBOR plus 1.5%. Proceeds of this loan were also used to fund the acquisition of Eyal.

As of August 3, 2008 and July 29, 2007, working capital was $94.4 million and $103.5 million, respectively, and the ratio of current assets to current liabilities was 3.1 to 1 and 4.0 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $0.7 million at August 3, 2008 and $1.9 million at July 29, 2007. The balance of advanced payments was approximately $8.1 million at August 3, 2008 and $7.2 million at July 29, 2007.

Net cash used in operations during the fifty-three weeks ended August 3, 2008 was approximately $10.6 million as compared to net cash provided by operations of $15.7 million in the prior year, a net decrease of approximately $26.3 million. We had a net loss in the current fiscal year of $10.3 million versus net income of $3.1 million in the prior year, a negative change in profitability of approximately $13.5 million. Fiscal 2008 was impacted by the settlement costs of various litigation and related expenses of approximately $15.5, including cash payments of $13.5 million (as discussed in Note E to the Consolidated Financial Statements) and fiscal 2007 included employment settlement costs of approximately $8.9 million, including a cash payment of $3.0 million (as discussed in Note H to the Consolidated Financial Statements).

Significant decreases in cash provided by operating activities during the fifty-three weeks ended August 3, 2008 include the following:

1. An increase of approximately $5.0 million in the amount of cash invested in costs incurred and income recognized in excess of billings on uncompleted contracts and claims,

2. an increase in inventory of approximately $11.3 million partially due to delays in shipping certain contracts due to technical issues,

3.   payments of $4.0 million in connection with the EADS litigation settlement,

4. payment of $3.5 million in fines and $6.0 million in settlement of litigation relating to contracts with the U. S. Department of Defense,

5. payments of $1.3 million in connection with the employment settlement agreement, and

6.   an increase in refundable income taxes of $1.2 million.

Offset primarily by:

     An increase of approximately $6.9 million generated through amounts due to vendors and accrued expenses.

Net cash used in investing activities relates to capital expenditures of approximately $4.6 million.

Net cash used in financing activities includes:

1. The purchase and retirement of 493,938 shares of our common stock at an aggregate cost of approximately $7.1 million, including transaction costs, pursuant to an expansion of a stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or private transactions. As of August 3, 2008, approximately 608,000 shares are available for purchase under the buyback program, and

2.   payments of $1.4 million related to our long-term debt.

During the fifty-three weeks ended August 3, 2008 we borrowed $20.4 million under our revolving credit facility for short-term working capital needs and repaid $17.9 million. On September 16, 2008 we borrowed $20.0 million under our credit facility in connection with the acquisition of Eyal Microwave Industries (See Note S of Notes to the Consolidated Financial Statements).

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

Bank Line of Credit

On April 30, 2007, we replaced our existing credit facility with a new $40 million Revolving Credit Loan Agreement ("Agreement") with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2010. The Agreement was modified as of September 12, 2008. Under the terms of the modification, we may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 2.0% effective September 12, 2008 (the margin was 1.65% at August 3, 2008). In addition, if in the event the sale of ICI (See Note S of Notes to the Consolidated Financial Statements) is not consummated by November 30, 2008, we will grant the bank a security interest in our domestic accounts receivable, inventory and all other non-real estate domestic assets. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $15.9 million at August 3, 2008 (See Note E to the Consolidated Financial Statements). If at any time our backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog as of August 3, 2008 was approximately $157 million. A loan of $2.5 million was outstanding under the line at August 3, 2008. There were no borrowings under the line at July 29, 2007.

On September 16, 2008, in connection with the acquisition of Eyal as discussed in Note S of Notes to Consolidated Financial Statements, we borrowed $20 million under our bank line of credit and we entered into a new term loan in the amount of $10 million for a period of 10 years through our bank in Israel. The new loan is payable in quarterly installments over a period of 10 years with interest at LIBOR plus 1.5%. Proceeds of this loan were also used to fund the acquisition of Eyal.

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

We have outstanding an aggregate of approximately $23.2 million in open purchase orders as of August 3, 2008. These open purchase orders represent executory contracts for the purchase of goods and services which will be substantially fulfilled in the next six months.

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

The following table summarizes the Company's contractual financial obligations and other contingent commitments, including interest, at August 3, 2008 (in thousands):

                                                  Within    2-3      4-5    After 5
             Obligations                 Total    1 Year   Years    Years    Years
             -----------                 -----    ------   -----    -----    -----
Mortgage Note                         $    2,908      280      560      560    1,508
Industrial Revenue Bonds                   2,928      221      440      443    1,824
Notes Payable - bank                       2,500    -        2,500    -        -
Notes Payable                              1,314    1,019      295    -        -
Litigation settlement                      2,000    1,000    1,000    -        -
Employment Settlement Agreement            4,718    1,357    2,426      935    -
Operating Lease Obligations               11,679    3,552    6,317    1,646      164
Purchase Obligations                      23,174   22,862      309        3     -
                                          ------   ------   ------    -----    -----
                                          51,221   30,291   13,847    3,587    3,496
Standby Letters of Credit                 18,268    8,355    9,851       62     -
                                          ------   ------   ------    -----    -----
Total Contractual Obligations         $   69,489   38,646   23,698    3,649    3,496
                                          ======   ======   ======    =====    =====

Upon the adoption of FIN 48, we reclassified to long term our liabilities for unrecognized tax benefits in the amount of approximately $3.1 million, as discussed in Note F to the Consolidated Financial Statements. Approximately $2.7 million of the unrecognized tax benefit was realized in the quarter ended May 4, 2008 due to the expiration of the statute of limitations in April 2008. The balance of the long-term liability at August 3, 2008 is approximately $0.5 million. We are unable to make reasonable estimates as to the period(s) in which cash will be paid for the remaining liabilities.

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

We have an employment agreement with our Chairman/Chief Executive Officer (the "Executive") which expires December 31, 2013, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of August 3, 2008 of $739,300 and provides for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% in the aggregate of our pretax income.

The agreement also provides that, in the event there is a change in control, the Executive has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual bonuses (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of August 3, 2008, the amount payable in the event of such termination would be approximately $8,357,000.

In addition, the agreement provides for a consulting period of ten years at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

We entered into an employment agreement with our Chief Operating Officer as of June 4, 2007 which expires July 31, 2011, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an initial annual salary of $365,800 (subject to a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ended August 3, 2008 is at a minimum of $300,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump sum payment of $500,000 representing full consideration under the consulting period.

Certain other executive officers have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of August 3, 2008 of $395,500.

An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

Several officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $2,533,000 in the event of a change of control as defined in the agreements. The agreements expire from one to two years from the date of a change of control.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations", and other generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. We are currently evaluating the impact, if any, that this statement will have on our consolidated financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging
Activities--an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 (i) establishes a single definition of fair value and a framework for measuring fair value, (ii) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and
(iii) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) will be effective for our fiscal year beginning August, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by us and will be effective for our fiscal year beginning August, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of SFAS No. 157 and FSPs No. 157-1 and No. 157-2 are currently being evaluated by us but are not expected to have a material impact on our consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of shareholders' equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to our shareholders separately in our consolidated statements of income. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (our 2010 fiscal year). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, and would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned businesses acquired in the future.

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

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately 92% of our contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Approximately 10% to 11% of revenues over the last three fiscal years were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting on the cost to cost method. Under this method, revenue is recorded based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

An impairment test based on a single reporting unit was performed in the fourth quarter of fiscal 2008 using our current market capitalization, which in an active market for our common stock, we consider a reasonable indication of implied fair value. Based on this initial step in the test for impairment, we concluded that there was no impairment of goodwill as of August 3, 2008.

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

Since the acquisitions of General Microwave Corporation and EWST, we are subject to movements in foreign currency rate changes related to our operations in Israel and in the U.K. Prior to fiscal 2008, the movements in the New Israeli Shekel versus the U.S. Dollar have not been significant. Movements in Pounds Sterling (the functional currency at EWST) have been more significant.

For fiscal years 2008, 2007, and 2006, Herley Israel accounts for approximately 8% to 13% of our consolidated net sales. A significant portion of the revenues are derived from dollar denominated contracts, however costs at Herley Israel are largely based in New Israeli Shekels which exposes us to market risk with respect to fluctuations in the U.S. dollar value of future New Israeli Shekel denominated costs and earnings. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2008, for example, would have increased costs by approximately $1,736,000, and would have increased our consolidated loss before income taxes by approximately $1,736,000. The average, high and low foreign currency exchange rates during fiscal year 2008 were 0.2688, 0.3096, and 0.2304 respectively. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2007, for example, would have increased costs by approximately $1,565,000, and would have decreased our consolidated income from operations before income taxes by approximately $1,565,000. The average, high and low foreign currency exchange rates during fiscal year 2007 were 0.2370, 0.2545, and
0.2268 respectively.

For fiscal years 2008, 2007 and 2006, EWST accounts for approximately 2% to 4% of our consolidated net sales based in part on the rate at which EWST's Sterling denominated financial statements have been converted into U.S. dollars. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2008, for example, would have reduced sales by approximately $437,000, and would have decreased our consolidated loss from operations before income taxes by approximately $161,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2008 were 2.00, 2.07 and 1.96 respectively. A 10% decline in the average value of Sterling in fiscal 2007, for example, would have reduced sales by approximately $473,000, and would have increased our consolidated operating income by approximately $63,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2007 were 1.95, 2.03 and 1.88 respectively.

We have made inter-company advances to EWST in the aggregate amount of approximately $8.6 million at August 3, 2008 and $7.6 million at July 29, 2007. Since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2009, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note G of the financial statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $87,200 as of August 3, 2008. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement ("Agreement") with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2010. The Agreement was modified as of September 12, 2008. Under the terms of the modification, the Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 2.0% effective September 12, 2008 (the margin was 1.65% at August 3, 2008). In addition, if in the event the sale of ICI (See Note S of Notes to the Consolidated Financial Statements) is not consummated by November 30, 2008, we will grant the bank a security interest in our domestic accounts receivable, inventory and all other non-real estate domestic assets. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $15.9 million at August 3, 2008 (See Note E). If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog as of August 3, 2008 was approximately $157 million. A loan of $2,500,000 was outstanding under the line at August 3, 2008. There were no borrowings under the line at July 29, 2007.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date as required under the industrial revenue bonds, and corresponding fair value is as follows (in thousands):

        Fiscal year ending                           Bonds
        ------------------                           -----
             2009                                  $    125
             2010                                       130
             2011                                       135
             2012                                       140
             2013                                       145
             2014 and later                           1,680
                                                      -----
                                                    $ 2,355
                                                      =====
        Fair value                                  $ 2,317
                                                      =====

On September 16, 2008, the Company entered into a new term loan in the amount of $10 million for a period of 10 years through the Company's bank in Israel. The new loan is payable in quarterly installments over a period of 10 years with interest at LIBOR plus 1.5%. We do not anticipate any other material changes in our primary market risk exposures in fiscal 2009.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures


I.   Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive officer (Chairman of the Board/Chief
     Executive Officer) and principal financial officer (Vice President and Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 3, 2008 (the "Evaluation Date"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

II.  Changes in Internal Control over Financial Reporting.

     During the quarter ended August 3, 2008, there were certain insignificant changes in our internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management's Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of August 3, 2008. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

     Based on the COSO criteria, we believe our internal control over financial reporting as of August 3, 2008 was effective.

     Our internal control over financial reporting as of August 3, 2008 has been audited by Marcum & Kliegman LLP, independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Audit Committee of the
Board of Directors and Shareholders of
Herley Industries, Inc.

We have audited Herley Industries, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of August 3, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Herley Industries, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of August 3, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of August 3, 2008 and July 29, 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows and the related financial statement schedule for the fifty-three (53) weeks ended August 3, 2008 and the fifty-two (52) weeks ended July 29, 2007 and July 30, 2006 of the Company, and our report dated October 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Marcum & Kliegman LLP
-------------------------


Marcum & Kliegman LLP
Melville, New York
October 21, 2008

Item 9B.  Other Information

     Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2009, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 3, 2008.

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

10.23 Employment Agreement between Herley Industries, Inc. and John Kelley dated as of June 7, 2006. (Exhibit 10.27 of Annual Report on Form 10-K for the fiscal year ended July 30, 2006).
10.24 Employment Agreement between Herley Industries, Inc. and Kevin J. Purcell dated as of June 7, 2006. (Form 8-K dated June 8, 2006).
10.25 Administrative Agreement between the Department of the Navy, on behalf of the Department of Defense, and Herley Industries, Inc. (Exhibit 10.1 of Form 8-K dated October 12, 2006).
10.26 Agreement between Herley Industries, Inc. and Lee N. Blatt effective October 12, 2006. (Exhibit 10.2 of Form 8-K dated October 12, 2006).
10.27 Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel. (Exhibit 10.1 of Form 8-K dated May 30, 2007).
10.28 Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A. (Exhibit 10.1 of Form 8-K dated June 7, 2007).
10.29 Amendment No. 1 to Agreement between Herley Industries, Inc. and the Department of the Navy. (Exhibit 10 of Form 8-K dated August 15, 2007).
10.30 Asset Purchase Agreement dated as of August 1, 2008 by and between General Microwave Israel Acquisition (2008) Ltd. and Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit 10.1 of Form 8-K dated September 22, 2008).
10.31 Addendum to the Asset Purchase Agreement dated as of September 16, 2008 by and between Herley GMI Eyal Ltd. (formerly called General Microwave Israel Acquisition (2008) Ltd.), Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit
      10.2 of Form 8-K dated September 22, 2008).
23.1  Consent of Marcum & Kliegman LLP.
31.1 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     (1)  See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 40.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 21, 2008.

                                        HERLEY INDUSTRIES, INC.

                                        By:    /S/ Myron Levy
                                        -------------------------------------
                                          Myron Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2008 by the following persons in the capacities indicated:


By:    /S/  Myron Levy
   ---------------------------------        Chairman of the Board,
      Myron Levy                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


By:    /S/ Kevin J. Purcell                 Vice President and
   ---------------------------------        Chief Financial Officer
      Kevin J. Purcell                      (Principal Financial Officer


By:    /S/  John A. Thonet                  Secretary and Director
   ---------------------------------
      John A. Thonet


By:    /S/  Carlos C. Campbell              Director
   ---------------------------------
      Carlos C. Campbell

By:   /S/ Edward K. Walker, Jr.             Director
   ---------------------------------
      Edward K. Walker, Jr.


By:    /S/ Robert M. Moore                  Director
   ---------------------------------
      Robert M. Moore


By:    /S/ Edward A. Bogucz                 Director
   ---------------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                  Column B            Column C            Column D     Column E
              --------                  --------            --------            --------     --------
                                                           Additions             Amount
                                                      -------------------        written
                                       Balance at     Charged to                  off       Balance at
                                        beginning     costs and                  against      end of
             Description                of period     expenses      Other        reserve      period
             -----------               ----------     ----------    -----        -------    ----------
Valuation accounts deducted
    from assets to which they
    apply:

August 3, 2008:
Inventories                                 $ 5,163     $ 1,678  $       -           $ 365       $ 6,476

July 29, 2007:
Inventories                                 $ 4,576     $ 1,277  $       -           $ 690       $ 5,163

July 30, 2006:
Inventories                                 $ 4,492     $ 1,475  $       -         $ 1,391       $ 4,576

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


                             HERLEY INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                       F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of August 3, 2008 and July 29, 2007                       F-3

     Consolidated Statements of Operations for the fifty-three weeks ended August 3, 2008
     and the fifty-two weeks ended July 29, 2007 and July 30, 2006                            F-4

     Consolidated Statements of Shareholders' Equity for the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July
     30, 2006                                                                                 F-5

     Consolidated Statements of Cash Flows for the fifty-three weeks ended August 3, 2008
     and the fifty-two weeks ended July 29, 2007 and July 30, 2006                            F-6

     Notes to Consolidated Financial Statements                                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the
Board of Directors and Shareholders of
Herley Industries, Inc.

We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries (the "Company") as of August 3, 2008 and July 29, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the fifty-three (53) weeks ended August 3, 2008 and the fifty-two (52) weeks ended July 29, 2007 and July 30, 2006. Our audits also included the financial statement schedule as of and for the fifty-three (53) weeks ended August 3, 2008 and the fifty-two (52) weeks ended July 29, 2007 and July 30, 2006 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herley Industries, Inc. and Subsidiaries, as of August 3, 2008 and July 29, 2007, and the consolidated results of its operations and its cash flows for the fifty-three (53) weeks ended August 3, 2008 and the fifty-two (52) weeks ended July 29, 2007 and July 30, 2006 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herley Industries, Inc. and Subsidiaries' internal control over financial reporting as of August 3, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, October 21, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Marcum & Kliegman LLP
-------------------------

Marcum & Kliegman LLP
Melville, New York
October 21, 2008

                      HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                                            August 3,    July 29,
                                                              2008         2007
                                                            ---------    --------
                     ASSETS
Current Assets:
      Cash and cash equivalents                            $  14,347   $  35,181
      Trade accounts receivable, net                          27,003      28,058
      Income Taxes Receivable                                  2,056         819
      Costs incurred and income recognized in excess
         of billings on uncompleted contracts and claims      19,490      14,448
      Other receivables                                        1,286       2,816
      Inventories, net                                        61,559      51,815
      Deferred income taxes                                   11,263       4,254
      Other current assets                                     1,276       1,069
                                                           ---------    --------
                  Total Current Assets                       138,280     138,460
Property, Plant and Equipment, net                            30,552      29,996
Goodwill                                                      73,900      74,044
Intangibles, net of accumulated amortization of $7,505
      in 2008 and $5,256 in 2007                              16,145      18,431
Other Assets                                                     541       1,662
                                                            --------    --------
                  Total Assets                             $ 259,418   $ 262,593
                                                            ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                    $   1,394   $   1,346
      Current portion of employment settlement
           agreement - (net of imputed interest of
           $238 in 2008 and $245 in 2007)(Note H)              1,119       1,113
      Current portion of litigation settlements -
          (net of imputed interest of $46)                       954        -
      Accounts payable and accrued expenses                   27,546      19,453
      Billings in excess of costs incurred and
          income recognized on uncompleted contracts             613          99
      Income taxes payable                                        43       3,518
      Accrual for contract losses                              2,994       1,160
      Accrual for warranty costs                               1,142       1,106
      Advance payments on contracts                            8,120       7,163
                                                            --------    --------
                  Total Current Liabilities                   43,925      34,958
Long-term Debt, net of current portion                         7,092       5,951
Long-term Portion of Employment Settlement Agreement -
  (net of imputed interest of $287 in 2008
   and $580 in 2007)(Note H)                                   3,074       4,117
Long-term Portion of litigation settlement -
  (net of imputed interest of $108)                              892        -
Other Long-term Liabilities                                    1,652       1,311
Deferred Income Taxes                                          8,839       6,615
Accrued Income Taxes Payable                                     509        -
                                                            --------    --------
                  Total Liabilities                           65,983      52,952
                                                            --------    --------
Commitments and Contingencies
Shareholders' Equity:
      Common stock, $.10 par value; authorized 20,000,000
        shares; issued and outstanding 13,521,902 in 2008,
        and 13,977,115 in 2007                                 1,352       1,398
      Additional paid-in capital                             101,403     107,094
      Retained earnings                                       89,058      99,404
      Accumulated other comprehensive income                   1,622       1,745
                                                            --------    --------
                  Total Shareholders' Equity                 193,435     209,641
                                                            --------    --------
                  Total Liabilities and Shareholders'
                   Equity                                  $ 259,418   $ 262,593
                                                            ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                                  Fifty-three     Fifty-two weeks ended
                                                                  weeks ended     ---------------------
                                                                   August 3,     July 29,       July 30,
                                                                    2008           2007           2006
                                                                 -----------    -----------    -----------

Net sales                                                      $    152,511   $    163,140   $    176,268
                                                                 -----------    -----------    -----------
Cost and expenses:
       Cost of products sold                                        118,311        118,834        127,921
       Selling and administrative expenses                           33,835         32,516         32,736
       Litigation costs                                               5,550          1,674          2,230
       Litigation settlements (Notes A-1 and E)                      15,442         -              -
       Employment contract settlement costs (Note H)                 -               8,914         -
                                                                 -----------    -----------    -----------
                                                                    173,138        161,938        162,887
                                                                 -----------    -----------    -----------

       Operating (loss) income                                      (20,627)         1,202         13,381
                                                                -----------    -----------    -----------
Other income (expense):
       Investment income                                              1,061          1,186            840
       Interest expense                                                (661)          (790)          (319)
       Foreign exchange transaction (losses) gains                     (122)           501            431
                                                                 -----------    -----------    -----------
                                                                        278            897            952
                                                                 -----------    -----------    -----------

       (Loss) income before income taxes                            (20,349)         2,099         14,333
       (Benefit) provision for income taxes                         (10,003)        (1,019)         3,979
                                                                 -----------    -----------    -----------
       Net (loss) income                                       $    (10,346)  $      3,118   $     10,354
                                                                 ===========    ===========    ===========

(Loss) earnings per common share - Basic                       $     (.76)      $    .22       $    .72
                                                                 ===========    ===========    ===========

       Basic weighted average shares                                 13,652         13,927         14,463
                                                                 ===========    ===========    ===========

(Loss) earnings per common share - Diluted                     $     (.76)      $    .22       $    .69
                                                                 ===========    ===========    ===========

       Diluted weighted average shares                               13,652         14,395         15,097
                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Fifty-three weeks ended August 3, 2008 and
             Fifty-two weeks ended July 29, 2007 and July 30, 2006
                        (In thousands except share data)

                                                                                                       Accumulated
                                                                   Additional                             Other
                                               Common Stock         Paid-in    Retained    Treasury    Comprehensive
                                            Shares      Amount      Capital    Earnings      Stock     Income (loss)     Total
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
Balance at July 31, 2005                  14,389,625 $    1,439 $   109,118 $    85,932 $     -     $        1,148 $     197,637
Exercise of stock options                    271,091         27       3,144                                                3,171
Stock option compensation                                               453                                                  453
Tax benefit upon exercise of stock options                              703                                                  703
Purchase of 798,567 shares of treasury
 stock                                                                                       (9,044)                      (9,044)
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
     Subtotal                             14,660,716      1,466     113,418      85,932      (9,044)         1,148       192,920
                                                                                                                      -----------
Net income                                                                       10,354                                   10,354
Other comprehensive income
   Unrealized gain on interest rate swap                                                                        33            33
   Foreign currency translation gain                                                                           163           163
                                                                                                                      -----------
Comprehensive income                                                                                                      10,550
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
Balance at July 30, 2006                  14,660,716 $    1,466 $   113,418 $    96,286 $    (9,044)$        1,344 $     203,470

Exercise of stock options                    116,630         12       1,207                                                1,219
Purchase of 1,664 shares of treasury stock                                                      (26)                         (26)
Stock option compensation                                             1,007                                                1,007
Stock option modification (Note H)                                      196                                                  196
Tax benefit upon exercise of stock options                              256                                                  256
Retirement of treasury shares               (800,231)       (80)     (8,990)                  9,070                       -
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
     Subtotal                             13,977,115      1,398     107,094      96,286        -             1,344       206,122

Net income                                                                        3,118                                    3,118
Other comprehensive (loss) income
   Unrealized loss on interest rate swap                                                                        (7)           (7)
   Foreign currency translation gain                                                                           408           408
                                                                                                                      -----------
Comprehensive income                                                                                                       3,519
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
Balance at July 29, 2007                  13,977,115 $    1,398 $   107,094 $    99,404 $     -     $        1,745 $     209,641

Exercise of stock options                     38,725          3         318                                                  321
Purchase of 493,938 shares of treasury
 stock                                                                                       (7,139)                      (7,139)
Stock option compensation                                               990                                                  990
Tax benefit upon exercise of stock options                               91                                                   91
Retirement of treasury shares               (493,938)       (49)     (7,090)                  7,139                       -
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
     Subtotal                             13,521,902      1,352     101,403      99,404        -             1,745       203,904

Net loss                                                                        (10,346)                                 (10,346)
Other comprehensive loss
   Unrealized loss on interest rate swap                                                                       (25)          (25)
   Foreign currency translation loss                                                                           (98)          (98)
                                                                                                                      -----------
Comprehensive loss                                                                                                       (10,469)
                                          -----------   --------   ---------   ---------   ---------   ------------   -----------
Balance at August 3, 2008                 13,521,902 $    1,352 $   101,403 $    89,058 $     -     $        1,622 $     193,435
                                          ===========   ========   =========   =========   =========   ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Fifty-three    Fifty-two weeks ended
                                                                  weeks ended    ---------------------
                                                                    August 3      July 29,     July 30,
                                                                      2008         2007        2006
                                                                  ------------  -----------   --------
Cash flows from operating activities:
      Net (loss) income                                         $    (10,346)  $     3,118  $      10,354
                                                                   ------------  -----------  ------------
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
           Depreciation and amortization                               7,266         7,177          7,096
           Stock-based compensation costs                                990         1,007            453
           Excess tax benefit from exercises of stock options            (91)         (256)          (703)
           Litigation settlements                                     15,442
           Employment contract settlement costs (includes $196
            of stock option modification costs)                         -            8,914           -
           Imputed interest on employment and litigation
            settlement liabilities                                       446           283           -
           Foreign exchange transaction losses (gains)                   122          (501)          (431)
           Inventory valuation reserve charges                         1,515         1,283          1,475
           Reduction in accrual for contract losses                     (826)       (1,144)
           Warranty reserve charges                                    1,260         1,304            726
           Deferred tax provision                                     (4,275)       (1,310)           218
           Changes in operating assets and liabilities:
                Trade accounts receivable                                961         2,542         (3,342)
                Income Taxes Receivable                               (1,237)         (819)
                Costs incurred and income recognized in excess
                 of billings on uncompleted contracts and claims      (5,042)         (522)         2,132
                Other receivables                                      1,530        (2,047)           645
                Inventories, net                                     (11,342)         (189)        (2,794)
                Other current assets                                    (207)          118            157
                Accounts payable and accrued expenses                  6,869        (3,246)        (2,357)
                Billings in excess of costs incurred and
                 income recognized on uncompleted contracts              514          (456)            17
                Income taxes payable                                  (3,384)          379            338
                Accrual for contract losses                            2,660          (251)          (175)
                Litigation settlements                               (13,500)        -               -
                Employment settlement agreement                       (1,336)       (3,771)          -
                Advance payments on contracts                            957         3,840          1,435
                Other, net                                               438           222             84
                                                                   ------------  -----------  ------------
                Total adjustments                                       (270)       12,557          4,974
                                                                   ------------  -----------  ------------
           Net cash (used in) provided by operating activities       (10,616)       15,675         15,328
                                                                   ------------  -----------  ------------
Cash flows from investing activities:
      Acquisition of technology license                                 -             (179)        (1,256)
      Other                                                                3           204            111
      Capital expenditures                                            (4,637)       (4,972)        (6,227)
                                                                   ------------  -----------  ------------
           Net cash used in investing activities                      (4,634)       (4,947)        (7,372)
                                                                   ------------  -----------  ------------
Cash flows from financing activities:
      Borrowings under bank line of credit                            20,400        17,900         16,500
      Borrowings - other                                                -            1,746           -
      Proceeds from exercise of stock options                            321         1,219          3,171
      Excess tax benefit from exercises of stock options                  91           256            703
      Payments of long-term debt                                      (1,357)       (1,038)          (805)
      Payments under bank line of credit                             (17,900)      (17,900)       (16,500)
      Purchase of treasury stock                                       (7,139)          (26)        (9,044)
                                                                   ------------  -----------  ------------
           Net cash (used in) provided by financing activities        (5,584)        2,157         (5,975)
                                                                   ------------  -----------  ------------
Effect of exchange rate changes on cash                                -                (7)            (9)
                                                                   ------------  -----------  ------------
           Net (decrease) increase in cash and cash
           equivalents                                               (20,834)       12,878          1,972
Cash and cash equivalents at beginning of period                      35,181        22,303         20,331
                                                                   ------------  -----------  ------------
Cash and cash equivalents at end of period                      $     14,347   $    35,181  $      22,303
                                                                   ============  ===========  ============
Supplemental cash flow information:
      Financing of computer software and maintenance                                        $       1,627
                                                                                              ============
      Retirement of 493,938 (800,231 in 2007) shares of
       treasury stock                                           $      7,139   $     9,070
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

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations and Recent Events
     --------------------------------------

     Herley Industries, Inc. ("Herley"), a Delaware corporation, and its wholly-owned subsidiaries (collectively the "Company") are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the US. Herley's corporate office is in Lancaster, Pennsylvania.

     During the fourth quarter of fiscal 2008 the Company decided to close its manufacturing facility in Farmingdale, NY and transfer its contracts and assets to its other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. Management expects that the closure of the facility will be substantially completed by the end of December 2008. The major costs associated with the restructuring are one-time termination benefits which are estimated at approximately $1.1 million. The costs are being accrued evenly from May 2008 through December 2008. Costs accrued during the fourth quarter approximated $377,000 and charges against the liability for one-time termination benefits paid approximated $30,000. The liability for the one-time termination benefits was approximately $347,000 as of August 3, 2008.

     In connection with the legal matters discussed in Note E "Litigation," to avoid the delay, expense, inconvenience and uncertainty of protracted litigation, the Company entered into an agreement with the Office of the United States Attorney for the Eastern District of Pennsylvania to settle all existing criminal claims. Under the terms of the agreement dated May 5, 2008 the Company agreed to pay a fine of $3,500,000. In addition, the Company entered into an agreement to settle all existing civil claims with the Civil Division of the Office of the United States Attorney for the Eastern District of Pennsylvania which requires the payment of $6,000,000. These payments were made on May 5, 2008. The Company advised the Department of the Navy, Acquisition Integrity Office about the terms and conditions of the criminal and civil settlement agreements and the Company was advised that no action would be taken to suspend or debar the Company based on these settlements.

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

     The Company's facilities which were not included in the action and who were free at all times to contract with the U.S. Government are the facilities in Whippany, New Jersey (Herley-CTI); Jerusalem (Herley-Israel); McLean, Virginia (Innovative Concepts, Inc.) ("ICI"); Fort Walton Beach, Florida (Micro Systems, Inc. and Herley-RSS) ("MSI"); and Farnborough, U.K. (EW Simulation Technology, Limited).

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

     Effective October 12, 2006 and as a condition to entering into the Administrative Agreement with the Department of the Navy noted above, the Company entered into an agreement (the "Agreement") with its former Chairman to terminate the Employment Agreement between him and the Company dated as of July 29, 2002 and modified on December 9, 2003. Aggregate costs of approximately $8,914,000 under the Agreement, including a cash payment of $3,000,000, payments due under a Promissory Note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the Company's consolidated financial statements in the fifty-two weeks ended July 29, 2007.

     In connection with a lawsuit filed on April 10, 2007, by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company (see Note E), the parties have entered into an agreement effective December 5, 2007 providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. To avoid further dilution of management's time and energies, as well as legal costs on a long and protracted legal dispute, the Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 was made on December 5, 2007; a payment of $1,500,000 was made on March 31, 2008; and payments of $1,000,000 are due on March 31, 2009 and March 31, 2010, respectively. The agreement further provides for the transfer to EADS of all drawings in the Company's possession, custody or control for the equipment supplied in conjunction with a contract between the parties; providing EADS with the use of such drawings for the exclusive purpose of fulfilling its obligations towards its own customers under the contract. As security for the payments due in March of 2008, 2009 and 2010, the Company issued an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility. The letter of credit was reduced to $2,000,000 in connection with the payment made in March 2008. The Company recorded a charge to operations in the fifty-three weeks ended August 3, 2008 of approximately $6,042,000 consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000.

2.   Fiscal Year
     -----------

     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of fifty-two weeks, but every five or six years the fiscal year will consist of fifty-three weeks. Fiscal year 2008 consists of fifty-three weeks ended August 3, 2008 ("fiscal 2008"); and fiscal years 2007 and 2006 consist of fifty-two weeks ended July 29, 2007 ("fiscal 2007") and July 30, 2006 ("fiscal 2006"), respectively.

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

     These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; and the valuation of inventory and stock-based compensation costs valued in accordance with FAS 123R. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The accrual for contract losses associated with the ICI acquisition (more fully described in Note B), was reduced by $1.1 million for the fifty-two weeks ended July 29, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the contract. The remaining accrual for contract losses of approximately $826,000 relating to the remaining two contract options was eliminated in the fifty-three weeks ended August 3, 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired.

     In the fifty-three weeks ended August 3, 2008, the Company recognized a loss of approximately $1.0 million on a development contract due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts; and losses of approximately $2.6 million due to cost overruns on two other development contracts.

     Certain prior year amounts were reclassified to conform to the 2008 presentation. The reclassifications had no effect on previously reported net income.

4.   Cash and Cash Equivalents
     -------------------------

     The Company considers all liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest which approximates market value. The Company limits its credit risk to an acceptable level by evaluating the financial strength of institutions at which significant investments are made and based upon credit ratings. The Company has cash balances in excess of amounts insured by the FDIC as of August 3, 2008 and July 29, 2007. In addition, the Company has cash balances in foreign countries of approximately $9,089,000 and $6,364,000 as of August 3, 2008 and July 29, 2007, respectively.

5.   Concentration of Credit Risk/Trade Accounts Receivable and Related Accounts
     ---------------------------------------------------------------------------

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace and medical industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases, irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. As of August 3, 2008 and July 29, 2007, a reserve for doubtful accounts of approximately $122,000 and $138,000, respectively are reflected in the consolidated balance sheets as a deduction from trade accounts receivable. Historically, the write off of uncollectible accounts receivable has been immaterial.

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

9.   Goodwill and Intangible Assets
     ------------------------------

     The Company accounts for its goodwill in accordance with SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that the goodwill and other intangibles with indefinite lives are not impaired. Any future impairment of goodwill will be charged to operations. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

     The change in the carrying amount of goodwill for the fifty-three weeks ended August 3, 2008 is as follows (in thousands):

        Balance at July 30, 2006                    $       73,612
          Fluctuations in foreign currency (1)                 432
                                                     -------------
        Balance at July 29, 2007                    $       74,044
          Fluctuations in foreign currency (1)                (144)
                                                     -------------
        Balance at August 3, 2008                   $       73,900
                                                     =============

The carrying amounts of intangible assets as of August 3, 2008 and July 29, 2007 are as follows (in thousands):

                                            August 3,                       July 29,
                                              2008                            2007
                                     -----------------------  --------------------------------------
                                      Gross                       Gross
                                     carrying      Accumulated  carrying  Accumulated   Amortization
                                      amount      amortization   amount   amortization  period (years)
                                     --------     ------------   -------- ------------  --------------
Definite lived intangible assets:
--------------------------------
Technology (1)                       $    12,592         4,103 $   12,629         3,324     10-15
Backlog                                    3,125         2,285      3,125         1,375      2-5
Drawings                                     800           231        800           178      15
Non-compete agreement                         31            31         31            31       5
Xytrans license                            3,734           467      3,734             -       8
Patents                                      568           388        568           348      14
                                      ----------         -----  ---------         -----
                                      $   20,850         7,505  $  20,887         5,256
                                      ----------         -----  ---------         -----
Indefinite lived intangible assets:
----------------------------------
Trademarks                            $    2,800                $   2,800
                                      ==========                =========
Total intangible assets               $   23,650         7,505  $  23,687         5,256
                                      ==========         =====  =========         =====

---------
(1) Adjusted to reflect fluctuations in foreign currency related to EWST.

The Company entered into a license and development agreement ("agreement") on April 7, 2005 to license millimeter wave technology for military applications from Xytrans, Inc. ("Xytrans"). Xytrans focuses on providing high-frequency transceiver and outdoor unit design for the wireless broadband network market. The technology acquired includes exclusive access to a portfolio of patents and trade secrets that improve the cost and performance of millimeter wave subsystems that are used in weapons and radar systems. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned or paid as of August 3, 2008. The Company began to amortize the costs associated with this agreement starting July 30, 2007 over the estimated economic life of approximately eight years.

Amortization expense related to Intangibles for the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006 was approximately $2,249,000, $1,788,000 and $1,788,000, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                             2009       $2,208
                             2010       $1,928
                             2011       $1,648
                             2012       $1,648
                             2013       $1,648

10.  Long-Lived Assets
     -----------------

     The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement applies to long-lived assets other than goodwill, and prescribes a probability weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as a component of an entity. The Company considers a business to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less cost to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.

11.  Advance Payments and Billings in Excess of Costs Incurred
     ---------------------------------------------------------

     The Company receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts.

12.  Revenue and Cost Recognition
     ----------------------------

     The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. It is the policy of the U.S. Government to ensure that (a) its contracts include inspection and other quality requirements, including warranty clauses when appropriate, that are determined necessary to protect the Government's interest; (b) supplies tendered by contractors meet contract requirements; and (c) Government contract quality assurance is conducted before acceptance (except as otherwise provided in the Federal Acquisition Regulations), by or under the direction of Government personnel. The Company, as a U.S. Government contractor, is required to control the quality of its products and to tender to the Government only those products that meet the contract requirements. Accordingly, the Company's Government contracts include provisions that require its products to pass quality inspection prior to acceptance by the Government. Revenue is not recognized until the products pass quality inspection and accepted by the customer. In the event the Government's acceptance occurs at destination, revenue is recognized at shipment if it can be demonstrated that the delivered products meet all of the specified criteria prior to customer acceptance. Payments received from customers in advance of products delivered are recorded as advance payments on contracts until earned.

     Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits, including contract claims and unpriced change orders, are recognized on these contracts using the percentage of completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). The amount of claims and unpriced change orders relating to changes in scope issues on a contract, which is included in "Costs incurred and income recognized in excess of billings on uncompleted contracts and claims" as of August 3, 2008 and July 29, 2007 is approximately $4.3 million.

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

13.  Product Development
     -------------------

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, was approximately $28.7, $33.4 and $33.3 million in fiscal 2008, 2007, and 2006, respectively, and are included in cost of products sold. Amounts paid by customers toward these product development activities were approximately $9.6, $20.3 and $20.9 million in fiscal 2008, 2007 and 2006, respectively and are included in net sales.

     Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

14.  Income Taxes
     ------------

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

     Deferred tax assets pertaining to windfall tax benefits on exercise of stock options and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces taxes payable. The Company has elected the "With-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

     On July 30, 2007, the Company adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $3,139,000 of tax liabilities (including interest and penalties of $734,000) from current to non-current and did not require an adjustment to retained earnings. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

     The Company has identified its federal tax return and its state tax return in Pennsylvania as major tax jurisdictions. The Company is also subject to multiple other state and foreign jurisdictions. The Company's evaluation of FIN 48 tax matters was performed for tax years ended 2005 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

15.  Stock-Based Compensation
     ------------------------

     The Company has various fixed stock option plans which are described in Note N that provide for the grant of stock options to eligible employees and directors.

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation costs included in operating expenses in the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006 was approximately $990,000, $1,007,000 and $453,000, respectively and includes: (a)
     compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). New option grants made after July 31, 2005, as well as option grants issued on or prior to that date, have been valued using a Black-Scholes option valuation model.

     Income tax benefits relating to the exercise of stock options during the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006 amounted to approximately $91,000, $256,000 and $703,000, respectively. Commencing in fiscal 2006 income tax benefits relating to the exercise of stock options are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows.

     As of August 3, 2008, there were 3,512,225 stock options outstanding. The aggregate value of unrecognized compensation costs related to unvested options, as determined using a Black-Scholes option valuation model was approximately $910,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.77 years. During the fifty-three weeks ended August 3, 2008, the Company granted 4,000 non-qualified stock options, with a fair value of approximately $23,000. Options for 38,725 shares of common stock were exercised at an average price of $8.30 per share, and 93,500 options were forfeited during the year.

     The total intrinsic value of options exercised during the years ended August 3, 2008, July 29, 2007 and July 30, 2006 was approximately $237,000, $685,000 and $2,085,000, respectively.

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the periods presented using the Black-Scholes option valuation model are as follows:

                                                                  2008         2007         2006
                                                                  ----         ----         ----
              Weighted average fair value of options granted      $5.72         $5.72        $7.19
              Expected life (years)                                2.73          2.93         3.53
              Expected volatility                                   .47           .47          .44
              Risk-free interest rate                               5.1%          5.1%         4.3%
              Expected dividend yield                              zero          zero         zero
              Forfeiture rate                                      6.19          6.19         7.45

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


16.  Foreign Currency Translation
     ----------------------------

     Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the foreign currency translation component of "Accumulated other comprehensive income" in the accompanying consolidated statements of shareholders' equity. Transaction gains and losses resulting from transactions entered into under contracts in a currency other than the subsidiary's functional currency are accounted for on a transactional basis as a credit or charge to operations.

17.  Derivatives
     -----------

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

18.  Comprehensive Income
     --------------------

     The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity which includes net income, unrealized gain (loss) on an interest rate swap, net of related income taxes; and foreign currency translation gain (loss). Substantially all the amount included in other comprehensive income relates to the effects of foreign exchange translation gains and losses. No adjustment has been made for income taxes since substantially all translation gains and losses relate to the permanent investment in the foreign subsidiary.

19.  Dividend Policy
     ---------------

     The Company has not paid cash dividends in the Company's history. The Company's board of directors evaluates its dividend policy based on its financial condition, profitability, cash flow, capital requirements, and the outlook of its business.

20.  Advertising Costs
     -----------------

     The Company expenses  advertising  costs as incurred.  Advertising costs in
     fiscal  2008,   2007  and  2006  were  $233,000,   $315,000  and  $262,000,
     respectively.

21.  New Accounting Pronouncements
     -----------------------------

     In April 2008, the FASB issued Staff Position ("SFP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations", and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact this statement will have on its consolidated financial position, cash flows and results of operations.

     In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on its consolidated financial position, cash flows and results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 (i) establishes a single definition of fair value and a framework for measuring fair value, (ii) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and (iii) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) will be effective for the Company's fiscal year beginning August, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company and will be effective for the Company's fiscal year beginning August, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of SFAS 157 and FSPs No. 157-1 and No. 157-2 are currently being evaluated by the Company but are not expected to have a material impact on its consolidated financial position, cash flows and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This statement is effective for fiscal years beginning after December 15, 2008 (the Company's 2010 fiscal year). SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS
     160). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company's 2010 fiscal year). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, and would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned businesses acquired in the future.

Note B - ACQUISITIONS

     The Company adjusted its valuation of the assets acquired and liabilities assumed in the acquisition of ICI in accordance with the provisions of SFAS No. 141 during the second quarter of fiscal 2006. Accordingly, the Company's consolidated financial statements reflect an adjustment of $2,504,000 to the reserve for contract losses relating to a contract in ICI's backlog at the date of acquisition that consisted of an initial production order and four additional options exercisable unilaterally by the customer. Although the customer had not exercised any options as of the date of acquisition, the Company had a contractual obligation to honor the terms and conditions of the contract including the discounted pricing in the contract options, with a high probability of the options being exercised, resulting in the estimated losses under the contract. Two of the four options were exercised. The accrual for contract losses was reduced by $1.1 million in the fifty-two weeks ended July 29, 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the contract. The balance of the accrual for contract losses of approximately $826,000 relating to the remaining two contract options was eliminated in the fifty-three weeks ended August 3, 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired.

NOTE C - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                                      August 3,    July 29,
                                                                        2008         2007
                                                                      ---------    --------
        Purchased parts and raw materials                         $       32,439 $    28,526
        Work in process                                                   33,663      27,797
        Finished products                                                  2,623       2,576
                                                                    -------------  ----------
                                                                          68,725      58,899
          Less:
                 Allowance for obsolete and slow moving inventory          6,476       5,163
                 Unliquidated progress payments                              690       1,921
                                                                    -------------  ----------
                                                                  $       61,559 $    51,815
                                                                    =============  ==========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                                         August 3,      July 29,  Estimated
                                                          2008            2007    Useful Life
                                                          ----            ----    -----------
        Land                                           $     4,006   $     4,006
        Building and building improvements                  13,894        12,229    10-40 years
        Machinery, equipment and software                   60,594        56,128     3- 8 years
        Furniture and fixtures                               2,888         3,285     5-10 years
        Leasehold improvements                               2,073         3,242     5-10 years
                                                        -----------   -----------   -----------
                                                            83,455        78,890
        Less accumulated depreciation and amortization      52,903        48,894
                                                        -----------   -----------
                                                       $    30,552   $    29,996
                                                        ===========   ===========

Depreciation  and  amortization   charges  totaled   approximately   $5,017,000,
$5,389,000 and $5,208,000 in fiscal 2008, 2007 and 2006, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006, was approximately $4,036,000, $3,812,000 and $3,960,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

                        Fiscal year ending          Amount
                        ------------------          ------
                                2009               $ 3,552
                                2010                 3,460
                                2011                 2,857
                                2012                 1,472
                                2013                   174
                           Thereafter                  164
                                                    ------
                                                   $11,679
                                                    ======

     Purchase Commitments
     --------------------
     The Company was committed to make future purchases primarily for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $23 million at August 3, 2008.

     Employment and Severance Agreements

     The Company has an employment agreement with the Chairman/Chief Executive Officer of the Company which expires December 31, 2013, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of August 3, 2008 of $739,300 as adjusted under the agreement for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for incentive compensation at 3% of pretax income of the Company. No incentive compensation has been provided under the agreement for fiscal 2008. A discretionary bonus of $381,000 was paid and charged to expense in fiscal 2008. Incentive compensation in the amount of approximately $369,000 and $477,000 was charged to expense in fiscal years 2007 and 2006, respectively.

     The agreement also provides that, in the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement and receive a lump-sum payment equal to the sum of his salary payable for the remainder of the employment term, plus the annual bonus (based on the average of the three highest annual bonuses awarded during the ten preceding years) for the remainder of the employment term. As of August 3, 2008, the amount payable in the event of such termination would be approximately $8,357,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation equivalent to one-half of the executive's annual salary at the end of the employment period, subject to annual cost of living adjustments.

     Under the terms of an employment agreement with the Company's former Chairman, incentive compensation in the amount of approximately $637,000 was charged to expense in fiscal 2006.

     The Company entered into an employment agreement with the Chief Operating Officer of the Company as of May 30, 2007 which expires July 31, 2011, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an annual salary of $365,800 (adjusted for a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ended August 3, 2008 is a minimum of $300,000 which has been accrued in the financial statements as of August 3, 2008. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event there is a change in control of the Company, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump-sum payment of $500,000 representing full consideration under the consulting period.

     Certain other executive officers of the Company have employment agreements which expire June 6, 2009 providing for aggregate annual salaries as of August 3, 2008 of $396,500.

     An employment contract of a retired executive provides for a consulting period which became effective October 1, 1998, and terminates December 31, 2010 at the annual rate of compensation of $100,000.

     Several officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $2,533,000 in the event of a change of control as defined in the agreements. The agreements expire from one to two years from the date of a change of control.

     Litigation
     ----------

     On June 6, 2006, in connection with an investigation by the U.S. Attorneys' Office in Pennsylvania which, inter alia, involved pricing under contracts with the U.S. Department of Defense relating to voltage control oscillators and powerheads, an indictment was returned against the Company and Lee Blatt, its former Chairman. No other officer or director of the Company was named in the indictment. The contracts aggregate approximately $3.9 million in total revenue. On May 5, 2008, the Company entered into an agreement with the United States Attorney's Office for the Eastern District of Pennsylvania in which (a) the Company agreed to plead guilty to two counts of obstructing an audit relating solely to the powerheads; (b) the Company agreed to pay a fine of $3.5 million; and (c) the Government agreed to dismiss all other counts of the indictment. The agreement was presented to the Court on May 5, 2008, and the Court accepted the agreement and sentenced the Company to the agreed-upon fine.

     With respect to Mr. Blatt, the Court, at the Government's request, dismissed all of the charges against him in the indictment and the Government filed a Superseding Information charging Mr. Blatt with a misdemeanor violation of the tax code in a single count, and Mr. Blatt entered a guilty plea for failing to keep Company records of the allocation of an $18,000 corporate research expense. Mr. Blatt was fined $25,000, received a term of probation of one year and was required to perform some community service which has been completed.

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

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters under our Directors and Officers ("D&O") insurance policy. As of August 3, 2008, the Company has aggregate claims of approximately $7,151,000 (net of a deductible of $500,000) and has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

     Subsequent to the end of fiscal 2008, the insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company has responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. The Company believes such costs represent a "loss" under its D&O policy. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", the Company is not permitted to record a potential claim for recovery under its insurance policy. Accordingly, the previously recorded receivable of $2,803,000 as of May 4, 2008 has been eliminated in the fourth quarter of fiscal 2008.

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

     On August 15, 2007 the suspension was lifted following an amendment to the Administrative Agreement with the Navy (originally signed on October 12,
     2006) extending the term of the agreement for one additional year. While the suspension was in place, these facilities could not be solicited for or awarded new contracts or contract extensions without special exceptions. The suspended facilities were permitted to receive contract awards or subcontracts from the Federal Government if the head of the agency stated in writing the compelling reason to do so. A significant portion of the Company's business is received under contracts where it is the only qualified supplier on critical defense programs.

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

     On April 10, 2007, EADS filed a lawsuit against the Company in the United States District Court for the Eastern District of New York. EADS claims that the Company breached a Transfer of Technology Agreement entered into on May 30, 2001 under which the Company was granted the right to use certain technology owned by EADS in performing under an exclusive sales and marketing agreement entered into on May 30, 2001. EADS asserted claims for breach of contract and conversion, claiming that the Company was wrongfully in possession of the intellectual property that was transferred to the Company. EADS also sought a preliminary injunction. The Company denied any wrongdoing and filed counterclaims against EADS. On August 2, 2007, the Company and EADS entered into a settlement of this motion, which was reduced to a written consent decree entered by the Court on August 29, 2007. EADS's claims for breach of contract and for conversion remained pending, as did the Company's counterclaims. Pursuant to the consent decree, the parties agreed to a mediation/settlement conference of all their respective claims with the Court, and further agreed to stay all proceedings pending the outcome of that mediation/settlement conference on October 17, 2007. In November 2007, the Company reached a comprehensive settlement agreement with EADS effective December 5, 2007, as discussed in Note A-1.

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

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, cash flows and results of operations.

     Stand-by Letters of Credit
     --------------------------

     The Company maintains a letter of credit facility in connection with the revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.0% per annum of the amounts outstanding under the facility. The facility expires March 31, 2010. At August 3, 2008, stand-by letters of credit aggregating approximately $15,878,000 were outstanding under this facility (See Note
     G).

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

     As of August 3, 2008, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate, were $509,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

        Balance at July 30, 2007 upon adoption $      3,139,000
        Lapse of statute of limitations              (2,737,000)
        Accrued interest                                107,000
                                                  --------------
                                               $        509,000
                                                  ==============

     The unrecognized tax benefits are included as "Accrued Income Taxes Payable" under long-term liabilities in the accompanying Consolidated Balance Sheets.

     (Loss) income before income taxes consists of the following (in thousands):

                                    Fifty-three
                                    weeks ended     Fifty-two weeks ended
                                      August 3,     July 29,     July 30,
                                       2008          2007          2006
                                       ----          ----          ----
(Loss) income before income taxes:
      Domestic (loss) income      $     (21,089) $   (2,124) $       11,514
      Foreign income                        740       4,223           2,819
                                    ------------   ---------   -------------
      Total (loss) income         $     (20,349) $    2,099  $       14,333
                                    ============   =========   =============

     (Benefit)   provision   for  income  tax  consists  of  the  following  (in
     thousands):

                                         Fifty-three
                                         Weeks ended       Fifty-two weeks ended
                                           August 3,       July 29,     July 30,
                                             2008           2007         2006
                                             ----           ----         ----
   Current:
            Federal                    $        (4,968)$        283  $      3,036
            State                                 (531)        (448)          350
            Foreign                               (229)         456           375
                                         --------------  -----------   -----------
                                                (5,728)         291         3,761
                                         --------------  -----------   -----------
   Deferred:
            Federal                             (4,170)      (1,196)          225
            State                                  (22)        (114)           24
            Foreign                                (83)      -                (31)
                                         --------------  -----------   -----------
                                                (4,275)      (1,310)          218
                                         --------------  -----------   -----------
                                       $       (10,003)$     (1,019) $      3,979
                                         ==============  ===========   ===========

     The  Company   (received   refunds)  paid  income  taxes  of  approximately
     ($1,217,000),  $225,000  and  $3,407,000  in  fiscal  2008,  2007 and 2006, respectively.

     The benefit for income taxes for fiscal 2008 was $10,003,000 representing an effective income tax benefit rate of 49.2%, as compared to an effective income tax benefit rate of (48.5)% in fiscal 2007. The 49.2% benefit exceeds the statutory rate of 35% primarily due to the reversal of FIN 48 liabilities that are no longer needed due to the expiration of the statute of limitations for an earlier tax year in which an uncertain tax position had been taken offset by the tax on the non-deductible penalty paid as part of the litigation settlement, which reduced the benefit by 6.0%.

     The following is a reconciliation of the U. S. Federal statutory income tax rate and the effective tax rate on pretax income:

                                                 Fifty-three
                                                 weeks ended     Fifty-two weeks ended
                                                   August 3,      July 29,    July 30,
                                                    2008            2007         2006
                                                 -----------      --------    --------
   Tax (benefit) provision at
     Federal statutory rate                           35.0 %       35.0  %       35.0 %
   State income taxes, net of
      Federal income tax benefit                       2.0         (1.8)          1.8
   Benefit of extra territorial income                   -         (7.7)         (1.4)
   Non-deductible expenses                            (0.5)         1.0           0.9
   Benefit of foreign and
      foreign-source income                            1.3        (48.6)         (4.5)
   Research and development credits                    0.6         (5.1)         (1.3)
   Tax exempt interest                                   -         (3.4)         (1.2)
   Adjustment of prior year accrual                    3.3         (8.3)            -
   Non-Deductible Fine                                (6.0)       -                 -
   Reversal of unrecognized tax benefits              13.4        (10.7)            -
   Other, net                                          0.1          1.1          (1.5)
                                             --------------    ---------   -----------
      Effective tax rate                              49.2 %      (48.5) %       27.8 %
                                             ==============    =========   ===========

     In the fifty-three weeks ended August 3, 2008, the Company recorded benefits from accrual adjustments from the previous year consisting of: (1) a benefit relating to the research and development credit carryover from fiscal year 2007; and (2) the final rate adjustment for the Israel income tax provision of 5% as compared to an estimated rate of 11% for fiscal year 2007. These items were included in the tax benefit recorded in fiscal 2008.

     In the fifty-two weeks ended July 30, 2006, the Company recorded $453,000 of stock compensation costs related to various stock options outstanding in accordance with SFAS 123(R). For tax purposes, these costs are not deductible until the stock options are actually exercised. This temporary difference should have increased the balance of the deferred tax asset on the balance sheet as of July 30, 2006 by $173,000. The Company's tax return for fiscal year 2006 properly accounted for these costs. However, the related deferred tax asset was not properly recorded on the balance sheet at July 30, 2006. The deferred tax asset of $173,000 was corrected in fiscal 2007 as an adjustment of the prior year's accrual resulting in a benefit reflected in the above table as (8.3) %. The amount was deemed not to be material to the balance sheet under the "iron curtain" approach and not considered material to the statement of operations under the "rollover" approach in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108.

     Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                                      August 3, 2008                      July 29, 2007
                                          ----------------------------------   ---------------------------------
                                          Deferred Tax Assets      Long-term   Deferred Tax Assets    Long-term
                                                       Long      Deferred Tax             Long       Deferred Tax
                                          Current      Term       Liabilities   Current    Term      Liabilities
                                          -------      ----       -----------   -------    ----      -----------
Intangibles                                 $ -        $ -        $ 7,334       $ -        $ -          $ 5,598
Accrued vacation pay                            959      -            -            534       -            -
Accrued bonus                                   179      -            -            286       -            -
Accrued warranty and other costs                388      -            -            219       -            -
Inventory                                     2,538      -            -          1,719       -            -
Depreciation                                  -          -          3,420        -           -            3,006
Accrual for contract losses                     899      -            -             44       -            -
Net operating loss carry-forwards             5,488      -            -            912       -            -
Accrued employment settlement costs             458     959           -            458      1,432         -
Plant closing costs                             133      -            -          -           -            -
Stock compensation costs                      -         936           -          -            557         -
Other                                           221      20           -             82       -            -
                                           --------  ------      --------      ------      ------       -------
                                           $ 11,263  $1,915      $ 10,754      $ 4,254     $1,989       $ 8,604
                                           ========   =====      ========      =======     ======       =======

     As of August 3, 2008, the Company has available net operating loss carry-forwards for state income tax purposes of approximately $10,113,000 and $8,657,000, net of carryback, for Federal income tax purposes with expiration dates through 2028. Unused research and development credits of approximately $128,000, which expire in 2028, are available for Federal income tax purposes. There is also an AMT credit of $163,000 available.

NOTE G- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                   August 3,      July 29,
                                                  Rate               2008           2007
                                            --------------------     ----           ----
     Revolving loan facility (a)            4.11% and 4.50%     $       2,500  $         -
     Mortgage note (b)                      7.43%                       2,105        2,222
     Industrial Revenue Bonds (c)           4.07%                       2,355        2,475
     Note payable (d)                       6.75%                         633        1,175
     Note payable (e)                       5.35%                         681        1,144
     Other                                                                212          281
                                                                  ------------   ----------
                                                                        8,486        7,297
     Less current portion                                               1,394        1,346
                                                                  ------------   ----------
                                                                $       7,092  $     5,951
                                                                  ============   ==========

(a) On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement ("Agreement") with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2010. The Agreement was modified as of September 12, 2008. Under the terms of the modification, the Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 2.0% effective September 12, 2008 (the margin was 1.65% at August 3,
     2008). In addition, if in the event the sale of ICI (see Note S) is not consummated by November 30, 2008, the Company will grant the bank a security interest in its domestic accounts receivable, inventory and all other non-real estate domestic assets. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. Stand-by letters of credit were outstanding in the amount of approximately $15.9 million at August 3, 2008 (See Note E). If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog relating to continuing operations as of August 3, 2008 was approximately $157 million. A loan of $2,500,000 was outstanding under the line at August 3, 2008. There were no borrowings under the line at July 29, 2007.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all such financial covenants at August 3, 2008. In connection with the acquisition of Eyal Microwave Ltd. discussed in Note T, the Company received a waiver of the tangible net worth covenant.

(b) The mortgage loan is for a term of ten years commencing February 16, 1999 (with an extended maturity as modified to March 1, 2014) with fixed monthly principal and interest installments of $23,359 based upon a twenty-year amortization including interest at a fixed rate of 7.43% through March 1, 2009 and at LIBOR plus 1.75% thereafter. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,810,000 at August 3, 2008.

     The mortgage note agreement contains various financial covenants, including, among other matters, the maintenance of specific amounts of tangible net worth, debt to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all such financial covenants at August 3, 2008. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in Other Assets in the accompanying consolidated balance sheets and are being amortized over the term of the loan (10 years).

(c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal Index. The initial rate of interest was 2.1%, which, after giving effect to a ten year interest rate swap agreement (See Note P) becomes a fixed rate of 4.07%. The interest rate at August 3, 2008 was 2.39%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster, Pennsylvania, and for manufacturing equipment.

     The Bonds are secured by a letter of credit in the amount of approximately $2,390,000 expiring October 18, 2011 and a mortgage on the related properties pledged as collateral. The net book value of the land and building covered by the mortgage was approximately $1,644,000 at August 3, 2008.

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

(e) In connection with the implementation of an integrated manufacturing and financial accounting and reporting software package, the Company entered into an additional financing agreement in August 2006 with DeLage Landen Financial Services, Inc. through Microsoft Capital Corporation providing for loans not to exceed an aggregate of $2.0 million. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company borrowed an aggregate of $1.4 million with monthly payments totaling approximately $42,750.

     The Company paid interest in fiscal 2008, 2007 and 2006 of approximately $406,000, $469,000 and $291,000, respectively.

     Future payments required on long-term debt are as follows (in thousands):

                Fiscal year ending during:  Amount
                -------------------------   ------
                          2009            $  1,394
                          2010               3,061
                          2011                 281
                          2012                 297
                          2013                 320
                       Thereafter            3,133
                                            -------
                                          $  8,486
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

     The current portion of the settlement agreement payments, net of imputed interest of $238,000, as of August 3, 2008 is approximately $1,119,000 and the long-term portion, net of imputed interest of $287,000, is approximately $3,074,000.

     The principal portion of the payments due under the promissory note in each fiscal year is approximately $961,700 in 2009, $1,028,700 in 2010, $1,100,300 in 2011 and $875,200 in 2012.

NOTE I - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND WARRANTY COSTS

     Accounts payable and accrued expenses include the following (in thousands):

                                                       August 3,     July 29,
                                                        2008           2007
                                                        ----           ----

        Accounts payable                                $ 15,502       $  8,407
        Accrued payroll, bonuses and related costs         6,761          5,812
        Accrued commissions                                1,254          1,088
        Accrued legal and accounting fees                  1,302          1,117
        Accrued rent expense                               1,123          1,332
        Accrued contract penalties                           733            404
        Other accrued expenses                               871          1,293
                                                          ------         ------
                                                        $ 27,546       $ 19,453
                                                          ======         ======

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the fifty-three and fifty-two weeks ended August 3, 2008 and July 29, 2007, respectively (in thousands):

                                                     Fifty-three     Fifty-two
                                                     weeks ended    weeks ended
                                                      August 3,      July 29,
                                                        2008            2007
                                                        ----            ----
     Balance at beginning of period                  $ 1,106        $    986
     Provision for warranty obligations                1,260           1,338
     Warranty costs charged to the reserve            (1,224)         (1,218)
                                                       -----           -----
     Balance at end of period                        $ 1,142        $  1,106
                                                       =====           =====

NOTE J - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code ("Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. ICI also has a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 6% of compensation, subject to the Code limitations discussed above. The Company has recognized expenses of approximately $1,765,000, $1,766,000 and $1,773,000 under the plans for the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for 2008, 2007 and 2006 were approximately $86,000, $75,200 and $55,900, respectively.

     The Company's Israeli subsidiary provides for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is carried in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets and was
     $1,652,000   and   $1,311,000   at  August  3,  2008  and  July  29,  2007,
     respectively. The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $458,000, $228,000 and $223,000 for fiscal years 2008, 2007 and 2006, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. Lease costs paid in fiscal years 2008, 2007 and 2006 were $281,000, $273,000 and $265,000, respectively.

     The Company entered into a 10 year lease agreement with a partnership partially owned by the children of the Company's Chairman. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, the Company entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually. On August 24, 2005, the Company amended the agreement to incorporate the two individual leases into a single lease and extended the term of the lease to August 31, 2010. The Company incurred rent expense of approximately $478,000, $487,000 and $485,000 in fiscal 2008, 2007 and 2006, respectively. During the fourth quarter of fiscal 2008 the Company decided to close its manufacturing facility in Farmingdale, NY and transfer its contracts and assets to its other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. The major costs associated with the restructuring are one-time termination benefits which are estimated at approximately $1.1 million. The costs are being accrued evenly from May 2008 through December 2008. Costs accrued during the fourth quarter approximated $377,000, of which $313,000 is included in cost of products sold and $64,000 is included in selling and administrative expenses. Charges against the liability for amounts paid during the fourth quarter approximated $30,000 leaving a liability at August 3, 2008 of $347,000.

NOTE L - COMPUTATION OF PER SHARE EARNINGS

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per common share (Basic EPS) are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (Diluted EPS) are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

     The following provides a reconciliation of the shares used in calculating the per share amounts for the fiscal years ended August 3, 2008, July 29, 2007 and July 30, 2006 (in thousands):

                                                        Fifty-three   Fifty-two weeks ended
                                                        weeks ended   ---------------------
                                                         August 3,     July 29,   July 30,
                                                           2008          2007       2006
                                                       --------------  ---------  ----------
             Numerator:
        Net (Loss) Income                                  ($ 10,346)   $ 3,118    $ 10,354
                                                       ==============  =========  ==========

             Denominator:
        Basic weighted-average shares                         13,652     13,927      14,463
        Effect of dilutive securities:
             Employee stock options                          -              468         634
                                                       --------------  ---------  ----------
        Diluted weighted-average shares                       13,652     14,395      15,097
                                                       ==============  =========  ==========

        Stock options not included in computation              3,512      1,757       1,722
                                                       ==============  =========  ==========

     Employee stock options for 3,512,225 shares were not considered in the computation of diluted loss per share calculations for fiscal 2008 as their effect is anti-dilutive. The number of stock options not included in the computation of diluted EPS for the fiscal years 2007 and 2006 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of August 3, 2008, expire at various dates through June 8, 2017 (See Note N).

NOTE M - COMPREHENSIVE INCOME

     The foreign currency translation gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     As of the fiscal years ended August 3, 2008 and July 29, 2007, the components of accumulated other comprehensive income is as follows (in thousands):
                                                             August 3,  July 29,
                                                               2008      2007
                                                               ----      ----
        Unrealized loss on interest rate swap, net of taxes   $   (54)     (29)
        Foreign currency translation gain                       1,676    1,774
                                                                -----    -----
                                                              $ 1,622    1,745
                                                                =====    =====
NOTE N - SHAREHOLDERS' EQUITY

     On June 15, 2006, the Company announced a resumption of the stock repurchase program initially announced in October 2002 covering 1,000,000 shares of common stock of the Company and subsequently expanded on May 30, 2003 to cover up to 2,000,000 shares of common stock and again increased on October 12, 2007 to purchase up to 3,000,000 shares in the open market. As of August 3, 2008 the Company has acquired an aggregate of approximately 2,392,000 shares of common stock under this program of which 493,938 and 798,567 shares were acquired during fiscal years 2008 and 2006 at an aggregate cost of approximately $7,139,000 and $9,044,000, respectively.

     Summary of Stock Option Plans:

     In August 2006, the Board of Directors ratified and approved the 2006 New Employee Stock Option Plan which covers 500,000 shares (as amended June 8,
     2007) of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 4,000 and 250,000 shares were granted under the plan during the fiscal years ended August 3, 2008 and July 29, 2007, respectively. Options for 213,000 shares of common stock are available for grant under the plan as of August 3, 2008.

     In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. No options were granted under the plan the fiscal year ended August 3, 2008. Options for 97,000 shares were granted under the plan during the fiscal year ended July 29, 2007. Options for 12,000 shares were cancelled in fiscal 2008 and options for 15,700 shares of common stock are available for grant under the plan as of August 3, 2008.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. No options were granted under the plan the fiscal year ended August 3, 2008. Options for 26,000 shares were granted under the plan during the fiscal year ended July 29, 2007. Options for 30,500 shares were cancelled in fiscal 2008 and options for 32,250 shares of common stock are available for grant under the plan as of August 3, 2008.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. No options were granted under the plan the fiscal year ended August 3, 2008. Non-qualified stock options for 33,500 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 51,000 shares were cancelled in fiscal 2008. There are no options available for grant under the plan.

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

     In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise prices of the options granted under the plan were at the fair market value at the date of grant. The options expire not later than ten years from the date of grant. At August 3, 2008, non-qualified options to purchase 7,007 shares of common stock were outstanding under this plan.

     A summary of stock option activity under all plans for the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 and July 30, 2006 is as follows:

Non-Qualified Stock Options                                                          Weighted       Aggregate
---------------------------                                                           Average       Intrinsic
                                                 Number          Price Range         Exercise       Value (1)
                                                of shares         per share            Price      (in thousands)
                                               ---------         -----------         --------      ------------
Outstanding July 31, 2005                        3,735,530   $   4.06  -  19.52        $ 12.33
Granted                                             79,000      16.61  -  21.18          19.11
Exercised                                         (272,429)      4.31  -  19.83          11.73
Cancelled                                          (52,021)     17.98  -  20.45          19.64
                                                 ---------      ------------------------------
Outstanding July 30, 2006                        3,490,080   $   4.06  -  20.45        $ 14.41
Granted                                            406,500      15.77  -  17.82          16.56
Exercised                                         (116,630)      4.06  -  13.10          10.45
Cancelled                                         (139,500)     13.10  -  20.09          18.86
                                                 ---------      ------------------------------
Outstanding July 29, 2007                        3,640,450   $   7.25  -  21.18        $ 14.84
Granted                                              4,000      12.58  -  15.16          13.87
Exercised                                          (38,725)      7.25  -  13.10           8.30
Cancelled                                          (93,500)     14.50  -  20.09          18.95
                                                 ---------      ------------------------------
Outstanding August 3, 2008                       3,512,225   $   7.63  -  21.18        $ 14.80        $ 8,566
                                                 =========
Exercisable August 3, 2008                       3,201,825                             $ 14.59        $ 8,520

Vested and expected to vest August 3, 2008       3,479,433                             $ 14.78        $ 8,561

(1) There are 1,494,600 vested options with exercise prices greater than the closing stock price of $16.02 as of August 3, 2008.

     Options outstanding and exercisable by price range as of August 3, 2008, with expiration dates ranging from November 22, 2008 to June 8, 2017 are as follows:

                                           Options Outstanding                         Options Exercisable
                            -------------------------------------------------      -----------------------------
                                                 Weighted
                                                 Average           Weighted                             Weighted
          Range of Exercise     Number          Remaining          Average             Number           Average
               Prices        Outstanding     Contractual Life    Exercise Price     Exercisable     Exercise Price
          -----------------  -----------     ----------------    --------------     -----------     --------------
            $ 7.63 - 10.46      1,053,025        1.78                 $  9.45        1,053,025         $  9.45
             10.97 - 15.77        798,200        5.04                   13.96          644,200           13.53
             15.78 - 17.82        183,500        5.66                   17.63          118,100           17.60
             17.98 - 17.98        796,000        4.27                   17.98          735,600           17.98
             18.57 - 21.18        681,500        3.46                   19.57          650,900           19.57
                                ---------        ----                   -----        ---------           -----
            $ 7.62 - 21.18      3,512,225        3.61                 $ 14.80        3,201,825         $ 14.59
                                =========                                            =========


NOTE O - SIGNIFICANT  SEGMENTS,  MAJOR  CUSTOMERS,  EXPORT SALES AND  GEOGRAPHIC
     INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman/Chief Executive Officer and the Chief Operating Officer ("Chief Executive Officers"). The Company's Chief Executive Officers evaluate both consolidated and disaggregated financial information, primarily gross revenues, in deciding how to allocate resources and assess performance. The Chief Executive Officers also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and as such has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company's revenues result from sales of its products.

     Revenues for fiscal years 2008, 2007 and 2006 were as follows: defense electronics, $142,296,000, $148,314,000 and $159,717,000, respectively; and
     commercial   technologies,   $10,215,000,   $14,826,000  and   $16,551,000,
     respectively.

     Approximately 62%, 64% and 67% of our net sales for fiscal 2008, 2007 and 2006 were made to United States government agencies and their contractors and subcontractors for defense programs. Net sales directly to the U.S. Government in fiscal 2008, 2007 and 2006 accounted for approximately 19%, 20% and 22% of net sales, respectively. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 12% each of net sales in fiscal 2008. No other customer accounted for 10% or more of consolidated net sales during the periods presented. Sales to foreign customers amounted to approximately $48,490,000 (32%), $44,857,000 (27%)
     and $41,817,000 (24%) in fiscal 2008, 2007 and 2006, respectively.

     Geographic net sales based on place of contract performance were as follows (in thousands):

                                  2008         2007         2006
                                 -----         ----         ----
United States                $   129,546  $   139,349  $   155,057
Israel                            19,166       19,207       14,048
England                            3,799        4,584        7,163
                               ----------   ----------   ----------
                             $   152,511  $   163,140  $   176,268
                               ==========   ==========   ==========

     Net property, plant and equipment by geographic area were as follows (in thousands):

                                  2008         2007
                                 -----         ----
United States                $   25,864    $   24,904
Israel                            4,495         4,844
England                             193           248
                               ----------   ----------
                             $   30,552        29,996
                               ==========   ==========

     Total assets of foreign subsidiaries accounted for approximately 12% and 11% of total consolidated assets in fiscal 2008 and 2007, respectively; and total foreign liabilities accounted for approximately 8% of total consolidated liabilities in each of fiscal 2008 and 2007.

NOTE P - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a 10 year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for the ten year period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $87,200 and $42,300 as of August 3, 2008 and July 29, 2007, respectively. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended August 3, 2008 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

     The carrying amounts and fair values of the Company's financial instruments are presented below (in thousands):

                                                    August 3, 2008
                                       ---------------------------------------
                                         Carrying Amount         Fair Value
                                       --------------------    ---------------

        Cash and cash equivalents      $           14,347      $      14,347
        Long-term debt                              7,092              7,414

NOTE R - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fifty-three weeks and fifty-two weeks ended August 3, 2008 and July 29, 2007, respectively (in thousands, except for per share data). The quarter ended February 3, 2008 consisted of fourteen weeks.

                    2008                           October 28,      February 3,       May 4,       August 3,
                    ----                              2007            2008             2008          2008
                                                      ----            ----             ----          ----
Net sales                                    $        35,133           34,661           38,549        44,168
Gross profit                                 $         9,993            4,993            8,567        10,648

Net loss                                     $        (2,591)          (3,840)          (3,592)         (323)
                                                      =======          =======          =======       =======
Loss per common share:
          Basic                              $         (0.19)           (0.28)           (0.27)        (0.02)
                                                      =======          =======          =======       =======
          Diluted                            $         (0.19)           (0.28)           (0.27)        (0.02)
                                                      =======          =======          =======       =======

Basic weighted average shares                         13,965           13,617           13,507        13,518
                                                      =======          =======          =======       =======
Diluted weighted average shares                       13,965           13,617           13,507        13,518
                                                      =======          =======          =======       =======

                    2007                            October 29,      January 28,      April 29,     July 29,
                    ----                               2006            2007             2007          2007
                                                       ----            ----             ----          ----
Net sales                                    $        40,116           37,997           44,401        40,626
Gross profit                                 $        10,285            9,987           12,714        11,320

Net (loss) income                            $        (6,011)           1,673            3,878         3,578
                                                      =======          =======          =======       =======
(Loss) earnings per common share:
          Basic                              $         (0.43)            0.12             0.28          0.26
                                                      =======          =======          =======       =======
          Diluted                            $         (0.43)            0.12             0.27          0.25
                                                      =======          =======          =======       =======

Basic weighted average shares                         13,862           13,902           13,969        13,977
                                                      =======          =======          =======       =======
Diluted weighted average shares                       13,862           14,405           14,449        14,480
                                                      =======          =======          =======       =======

     In the first quarter ended October 28, 2007 the Company recorded a charge of $6.0 million in connection with a litigation settlement.

     In the third quarter ended May 4, 2008 the Company recorded a $9.5 million charge in connection with a litigation settlement. The income tax benefit in the third quarter included the recognition of a tax benefit of $2.7 million due to the expiration of the statute of limitations relating to a deduction taken for an impaired investment on a prior year tax return.

     In the fourth quarter ended August 3, 2008 gross margin was negatively affected by approximately $2.1 million of contract loss provisions for two development contracts at Herley Farmingdale. The fourth quarter also includes an adjustment of $2.8 million for legal fees receivable at the end of the third quarter which, in accordance with generally accepted accounting standards, has been eliminated in the fourth quarter of fiscal 2008.

     During the quarter ended July 29, 2007, the cost of sales was reduced by approximately $475,000 due to revisions in the estimated liability for expected losses under the last two options of a contract associated with the ICI acquisition.

NOTE S - SUBSEQUENT EVENTS

     The Company entered into an Asset Purchase Agreement ("Asset Agreement") dated as of August 1, 2008 to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal Microwave
     Industries ("EMI") a privately held Israeli company for cash of $30,000,000. The transaction closed on September 16, 2008. EMI is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 175 employees. EMI includes Eyal Microwave Ltd. and its wholly-owned subsidiary, Eyal Mag Ltd. Funding for the purchase was provided through a $20 million loan under the Company's existing credit facility through its current bank and a new term loan in the amount of $10 million for a period of 10 years through the Company's bank in Israel. The new loan is payable in quarterly installments over a period of 10 years with interest at LIBOR plus 1.5%. The acquisition will be accounted for under the provisions of SFAS 141.

     On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. The Agreement provides for an all cash transaction valued at approximately $15 million and includes a significant contingency requiring U.S. Government approval on or before November 5, 2008 or the Agreement will be void. The Company believes it is reasonably possible that the U.S. Government approval will be granted and the transaction will be completed. In the event the transaction is completed, ICI will be reported as a discontinued operation and a non-cash charge to earnings of approximately $1.0 million would be recorded to reflect the difference between the sale price pursuant to the Agreement and the net carrying value of the assets held for sale. In fiscal 2008, ICI reported revenues of approximately $19 million and operating income of approximately $0.6 million. The ICI balance sheet includes total assets of approximately $21.7 million, including approximately $4.1 million of allocated goodwill, and liabilities of approximately $5.7 million. There can be no assurance that the U.S. Government will grant approval so that the transaction will be completed.

     As of September 12, 2008 the Company entered into a modification of its existing credit facility. Under the terms of the modification, the Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 2.0% effective September 12, 2008 (the margin was 1.65% at August 3, 2008). In addition, if in the event the sale of ICI (see Note S) is not consummated by November 30, 2008, the Company will grant the bank a security interest in its domestic accounts receivable, inventory and all other non-real estate domestic assets.

                                   **********