Form 10-K/A
period 2008-08-03
HERLEY INDUSTRIES INC /NEW
filed 2008-12-01
CIK 47035

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

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                              23-2413500
--------                                                              ----------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

101 North Pointe Blvd., Lancaster, Pennsylvania                            17601
-----------------------------------------------                            -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (717) 735-8117
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                  the NASDAQ Stock Market LLC
----------------------------                ------------------------------
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

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 3, 2008 was 13,526,402.

Documents incorporated by reference: None
-----------------------------------

EXPLANATORY NOTE

Herley Industries, Inc., (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10K for the fiscal year ended August 3, 2008 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended August 3, 2008, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the October 21, 2008 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

This amendment should be read in conjunction with our Annual Report for the fiscal year ended August 3, 2008 filed on Form 10K on October 21, 2008.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of the Registrant

                                                                                                        Director
         Name of Director                        Age      Principal Occupation                            Since
         ----------------                        ---      --------------------                          --------
  Myron Levy                                     68       Chairman of the Board
                                                             and Chief Executive Officer                  1992
  Rear Admiral Edward K. Walker, Jr. (Ret.)      75       Vice Chairman of the Board                      1997
  (1)(2)(3)
  Dr. Edward A. Bogucz (1)(3)(4)                 52       Executive Director of the New York Center       2003
                                                             of Excellence in Environmental Systems
  Rear Admiral Robert M. Moore (Ret.) (1)(2)(4)  69       Business and Financial Management Consultant    2003
  John A Thonet                                  58       President of Thonet Associates                  1991
  Carlos C. Campbell (2)(3)(4)                   71       Business and Financial Management Consultant    2005
--------------------

(1)  Member of Compensation Committee
(2)  Member of Corporate Governance Committee
(3)  Member of Nominating Committee
(4)  Member of Audit Committee

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

Executive Officers of the Registrant

         Name           Age      Position
         ----           ---      --------

  Myron Levy            68       Chairman of the Board, Chief Executive Officer,
                                  and Director
  Jeffrey L. Markel     60       Chief Operating Officer
  Kevin J. Purcell      50       Vice President and Chief Financial Officer
--------------------

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

Committees of the Board of Directors

     Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission ("SEC") rules. During fiscal 2008, the Audit Committee of the Board of Directors of the Company consisted of Robert M. Moore (Chairman), Carlos C. Campbell, and Edward
A. Bogucz. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds; it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the audit committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

     Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker, Jr. and Robert M. Moore. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and are independent directors under NASDAQ listing standards.

     Nominating Committee

Our Nominating Committee currently consisting of Carlos C. Campbell, Chairman, Edward K. Walker, Jr., and Edward A. Bogucz, each of whom is an independent director, identifies individuals qualified to become Board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur and, prior to each Annual Meeting of Shareholders, recommends a slate of nominees for election as Directors at such meeting.

     Governance and Ethics Committee

Our Governance and Ethics Committee, currently consisting of Edward K. Walker, Jr., Chairman, Robert M. Moore and Carlos C. Campbell, each of whom is an independent director, monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Shareholder Recommendations for Board Nominees

The   Governance   and   Nominating    Committee   will   consider   shareholder
recommendations for candidates for the Board. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate's willingness to serve, if elected, and evidence of the nominating shareholder's ownership of Company stock, should be sent to the attention of the Secretary of the Company.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2008, all Reporting Persons timely complied with all applicable filing requirements.

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

     Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives' interests with those of our shareholders.

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

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer.

     Role of the Compensation Committee

The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker, Jr. and Robert M. Moore. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and are independent directors under NASDAQ listing standards.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to make decisions regarding executive officers total compensation, and subject to the approval of the Board, our Chief Executive Officer's total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes shareholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in October 2008.

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

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our five most highly compensated executive officers. The $1 million limit does not apply to compensation that is considered "performance based" under applicable tax rules. Our executive stock options are intended to qualify as "performance-based," so that compensation attributable to those options is fully tax deductible.

We also consider the tax impact to employees in designing our compensation programs, particularly our equity compensation programs. For example, employees generally control the timing of taxation with respect to the exercise of stock options.

Components of our Executive Compensation Program

     Base Salary

We establish base salaries that are sufficient, in the Committee's judgment, to retain and motivate our NEOs while taking into account the unique circumstances of our Company. In determining appropriate salaries, the Committee considers each NEO's scope of responsibility and accountability within our Company and reviews the NEO's compensation, individually and relative to other officers, as well as similarly situated companies. We have entered into employment agreements with our NEOs which provide for adjustments as set forth more fully below in the section titled "Employment Agreements." In fiscal 2008, there were no increases in any NEO's salary beyond what is called for in the individual employment agreements, such as cost-of-living increases.

     Discretionary Cash Incentive Bonuses

The Committee believes that discretionary cash bonus compensation for NEOs should be directly linked to our overall corporate financial performance, individual performance and our success in achieving both our short-term and long-term strategic goals. In assessing the performance of our Company and our NEOs during fiscal 2008, the Committee considered our performance in the following areas:

     o    Increase levels of component integration and value added content;
     o    Enhancement of our manufacturing capabilities;
     o    Pursuit of selective commercial opportunities;
     o    Maintaining leadership in microwave technology;
     o    Strengthening and expanding customer relationships; and
     o    Maintaining our reputation for integrity.

In fiscal 2008, the Committee awarded Mr. Levy an additional performance payment of $380,931 for fiscal year 2007 (which was paid in fiscal 2008) based on a number of factors, including his performance as Chairman of the Board and CEO and the comparison of his salary to our other NEOs, as well as our peer group. Mr. Levy is to receive a payment of $300,000 for fiscal 2008 for his performance as Chairman and CEO in guiding the Company through a difficult period, including the recently settled criminal proceedings and the Company's ongoing compliance requirements under its administrative order with the U.S. Government. Mr. Purcell received a bonus of $50,000 for fiscal 2007 paid in fiscal 2008; and Mr. Markel is to receive an incentive for fiscal 2008 of $300,000 as provided in his employment agreement. These awards by the Committee for fiscal 2008 are detailed in the Summary Compensation Table on page 7.

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

     Equity-Based Long Term Incentive Compensation

We believe that our equity incentive compensation arrangements are an important factor in developing an overall compensation program that is competitive with our peer group of companies and that aligns the interests of our NEOs with those of our shareholders.

We believe that stock options effectively align the long-term interests of management with our shareholders. Additionally, we believe that our NEO's should have a greater percentage of their equity awards at risk as compared with our other employees. Since NEOs do not benefit from stock options unless the price of our stock increases after the grant date as compared with the grant price, they clearly provide NEOs with an added incentive to build shareholder value. We have not in the past, repriced the exercise price for stock options that have been granted when the future stock price has decreased below the exercise price of such stock options. The date of our awards of stock options is established by the Committee at a meeting held approximately four to six weeks prior to the date of grant. Grants of stock options vest over a period of years in order to serve as an inducement for the NEOs to remain in the employ of our Company. It is contemplated that we will continue to offer stock options as the principal component of our equity compensation arrangement for our NEOs, however, no stock options were granted for fiscal 2008 to our NEOs.

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

Executive Compensation Tables

     Summary Compensation Table

The following table sets forth the annual compensation awarded to, earned by, or paid to our Chairman, Chief Executive Officer ("Principle Executive Officer"), our Chief Financial Officer ("Principle Financial Officer") and our other most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year as required under SEC rules (collectively, the "Named Executive Officers" or "NEOs") for services rendered for the fiscal years ended August 3, 2008 and July 29, 2007.

                                                                               Non-Equity
  Name and Principal                                             Option      Incentive Plan      All Other
       Position          Year       Salary       Bonus (2)     Awards (3)     Compensation    Compensation (7)      Total
       --------          ----       ------       ---------     ----------     ------------    ----------------   ---------
 Myron Levy,            2008       $735,613 (1)      -               -          $300,000 (4)     $25,158         $  760,771
 Chairman of the        2007        713,126          -               -           750,000 (5)      18,677          1,481,803
 Board and Chief
 Executive
 Officer
 Jeffrey L. Markel,     2008       $352,719 (1)      -          $543,350        $300,000 (6)     $23,116         $1,219,185
 Chief Operating        2007         47,116      $   -           299,346             -               -              346,462
 Officer (5
 Kevin J. Purcell       2008       $227,622      $50,000        $ 49,942             -           $10,308         $  337,872
 Chief Financial        2007        220,000       10,000          75,871             -            14,660            320,531
 Officer
--------

(1) Includes a cost of living adjustment of $26,531 in fiscal 2008 and $27,371 in fiscal 2007 for Mr. Levy and $1,844 in fiscal 2008 for Mr. Markel under their employment agreements.
(2)  Executive bonuses are paid at the discretion of the board of directors.
(3) Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted to the NEOs in prior fiscal years (disregarding estimates of forfeitures for service-based vesting). SFAS 123(R) expense for the stock options is based on the fair value of the options on the date of grant using the Black-Scholes option-valuation model. No options were granted to the NEOs in fiscal 2008.
(4)  Represents performance payment for fiscal 2008.
(5) Represents incentive compensation under employment agreement in fiscal 2007 and an additional performance payment of $380,931 for fiscal year 2007 paid in fiscal 2008.
(6) Mr. Markel was appointed Chief Operating Officer on June 4, 2007 at an annual rate of compensation of $350,000. Under the terms of his employment agreement, Mr. Markel is to receive a minimum incentive payment of $300,000 for fiscal year 2008.
(7) The following table describes each component of the "All Other Compensation" column in the "Summary Compensation Table" above. Other compensation in 2008 for Mr. Markel includes reimbursement for relocation expenses of $8,533.

                                                                       Other
                                                                      Personal
                                 Matching                             Including
                      Fiscal   Contribution                 Medical   Personal
                       Year     to Employee   Supplemental  Insurance  Use of
                               Savings Plan  Life Insurance Benefits    auto       Total
                       ----    ------------  -------------- --------    ----       -----
Myron Levy             2008       $ 9,000       $ 4,763      $ 7,862    $ 3,533  $ 25,158
                       2007         8,800         4,572        1,552      3,753    18,677
Jeffrey L. Markel      2008         9,000           714          -       13,402    23,116
                       2007           -             -            -          -         -
Kevin J. Purcell       2008         9,000           606          -          702    10,308
                       2007         8,800           225          -        5,635    14,660

     Grants of Plan-Based Awards in Fiscal 2008

No stock  options were granted to the Named  Executive  Officers  during  fiscal
2008.

     Outstanding Equity Awards at Fiscal 2008 Year End

The following table provides information with respect to each unexercised stock option held by the Named Executive Officers as of August 3, 2008.

                                                Option Awards
                                                --------------
                           Number of         Number of
                           securities        securities
                           underlying        underlying
                          unexercised       unexercised        Option        Option
                          options (#)         options         Exercise    Expiration
         Name             Exercisable    (#) Unexercisable   Price ($)        Date
         ----             -----------    -----------------   ---------        ----
Myron Levy                 225,000               -            $ 10.45      5/18/2010
                           150,000               -            $  8.38      3/12/2011
                           250,000               -            $ 13.10      12/3/2011
                           250,000               -            $ 19.52      5/21/2012
                           200,000               -            $ 17.98      5/2/2015
Jeffrey L. Markel          100,000           150,000          $ 15.77      5/9/2017
Kevin J. Purcell            10,000            15,000          $ 19.38      9/2/2011

     Option Exercises in Fiscal 2008

No stock  options  were  exercised  during  fiscal  2008 by the Named  Executive
Officer.

Employment Agreements

Myron Levy entered into an employment agreement with us, dated as of July 29, 2002 which expires December 31, 2013, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The agreement provides for an annual salary as of August 3, 2008 at the rate of $739,300 as adjusted under the agreement for a semi-annual cost of living adjustment based on the consumer price index. The agreement also provides for minimum annual incentive compensation of 3% of our pretax income as adjusted. At the end of the employment period, the agreement provides for a ten-year consulting period at an annual compensation rate equivalent to one-half of Mr. Levy's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

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

Mr. Jeffrey Markel entered into an employment agreement with us as of May 30, 2007 which expires July 31, 2011, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The agreement provides for an initial annual salary of $365,800 (adjusted for a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The agreement also provides for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ended August 3, 2008 is to be paid at a minimum of $300,000. The agreement also provides for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event of a change in our control, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of: (1) his salary payable for the remainder of the employment term,
(2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump sum payment of $500,000 representing full consideration under the consulting period.

Kevin J. Purcell entered into an employment agreement with us, dated as of June 7, 2006 which expires June 6, 2009. The agreement provides for an annual salary as of August 3, 2008 at the rate of $233,210, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors.

Estimate of Potential Payments upon Termination or Change in Control

The following table provides an estimate of the potential payments and benefits that each of the NEOs would be entitled to receive upon termination of employment under various circumstances and upon a change of control. The table does not include payments the executive would be entitled to receive in the absence of one of these specified events such as from the exercise of previously-vested stock options, which amount can be calculated from the Outstanding Equity Awards at Fiscal 2008 Year End table. The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company's 401(k) plan.

                                                                                       Termination
                                                                                     without Cause or
                                                Termination                           a Constructive
                                               without Cause                            Termination
                                              prior to Change      Change in          after a Change
            Name            Benefit            in Control          Control(1)          in Control(4)
            -----           --------              -------         -----------          ----------
     Myron Levy           Severance (5)         $ 8,357,000         $ 8,357,000        $ 8,357,000

     Jeffrey L. Markel    Severance (5)         $ 2,497,000 (2)         (3)            $ 2,497,000 (2)

-------
(1) Change in control is defined as such term is presently defined in Regulation 240.12b-2 under the Securities Exchange Act of 1934; or if any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act other than the Company or any "person" who is a director or officer of the Company, becomes the "beneficial owner" (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%), (20% in the case of Mr. Levy and 50.1% in the case of Mr. Markel), of the voting power of the Company's then outstanding securities; or if individuals who constitute the Board of Directors cease for any reason to constitute at least a majority thereof.
(2) In the event of termination without cause or a "constructive termination", Mr. Markel would be entitled to receive a lump-sum payment of approximately $1,997,000 representing three times his salary and estimated incentive, plus $500,000 in settlement of his consulting agreement.
(3) In the event of a change in control as defined in (1) above, Mr. Markel has the option to terminate his employment agreement at any time after July 31, 2010 and receive a lump-sum payment presently estimated at $1,862,000.
(4) A "constructive termination" event is (1) a material reduction of the annual base and incentive compensation opportunities specified in the officer's employment agreement to which he does not consent, (2) a failure of Herley's successor after a change of control to assume the officer's employment agreement, (3) a substantial change in the officer's position or responsibility or (4) the officer's position relocates to more than 35 additional commute miles.
(5) If any payments or benefits received by Messrs. Levy or Markel would be subject to the "golden parachute" excise tax under Section 4999 of the Internal Revenue Code, we would be required to pay him such additional amounts as may be necessary to place him in the same after-tax position as if the payments had not been subject to the excise tax.

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
                                               =========                                      =======

     The following information is provided about our stock option plans:

     2006 New Employee Stock Option Plan. The 2006 New Employee Stock Option Plan covers 500,000 shares of common stock (as amended June 8, 2007). Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 4000 and 250,000 shares were granted under this plan during the fiscal years ended August 3, 2008 and July 29, 2007, respectively. Options for 213,000 shares of common stock are available for grant and 287,000 were outstanding at August 3, 2008.

     2003 Stock Option Plan. The 2003 Stock Option Plan covers 1,000,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 12,000 shares of common stock were cancelled and no options were granted during the fiscal year ended August 3, 2008. Options for 97,000 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 15,700 shares of common stock are available for grant and 954,800 were outstanding at August 3, 2008.

     2000 Stock Option Plan. The 2000 Stock Option Plan covers 1,500,000 shares of common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Options for 26,000 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 30,500 shares of common stock were cancelled and no options were granted during the fiscal year ended August 3, 2008. Options for 32,250 shares of common stock are available for grant and 1,194,000 were outstanding at August 3, 2008.

     1998 Stock Option Plan. The 1998 Stock Option Plan, which has now expired with respect to the granting of new options, covers 2,250,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. Non-qualified stock options for 33,500 shares were granted under this plan during the fiscal year ended July 29, 2007. Options for 51,000 shares of common stock were cancelled and no options were granted during the fiscal year ended August 3, 2008. At August 3, 2008 options to purchase 1,002,342 shares of common stock were outstanding under this plan.

     1997 Stock Option Plan. The 1997 Stock Option Plan, which has now expired with respect to the granting of new options, covers 2,500,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the compensation committee or the board of directors. If not specified, 100% of the shares can be exercised one year after the date of grant. The options expire not later than ten years from the date of grant, subject to certain restrictions. At August 3, 2008 options to purchase 67,076 shares of common stock were outstanding under this plan.

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

Employee Savings Plan

We maintain an Employee Savings Plan ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code (the "Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made by us, depending on profits. The aggregate benefit payable to an employee is dependent upon the employee's rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. ICI also has a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 6% of compensation, subject to the Code limitations discussed above. We recognized expenses of approximately $1,368,000, $1,766,000 and $1,773,000 under the plans for the fifty-three weeks ended August 3, 2008, and the fifty-two weeks ended July 29, 2007 and July 30, 2006, respectively. We also contributed to a similar plan through EWST whereby we match employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for 2008, 2007 and 2006 were approximately $86,000, $75,200 and $55,900, respectively. For the year ended August 3, 2008, $9,000 was contributed by us to this plan for each of Messrs. Levy, Markel, and Purcell. A total of $76,375 was contributed for all officers and directors as a group.

     Directors' Compensation

Directors who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation to Board Members. Directors who are not our employees receive an annual fee of $15,000 and a fee of $1,500 for each board of directors meeting attended. The Corporate Governance Committee Chairman receives an annual fee of $15,000, and other members of the Corporate Governance Committee receive $5,000 annually. The Audit Committee Chairman receives an annual fee of $25,000, and other members of the Audit Committee receive $10,000 annually. The Compensation Committee Chairman receives an annual fee of $7,500, and other members of the Compensation Committee receive $5,000 annually. The Nominating Committee Chairman receives an annual fee of $7,500, and other members of the Nominating Committee receive $5,000 annually.

Equity Compensation to Board Members. The Company grants options to purchase shares of the Company's Common Stock to its outside directors on a periodic basis. No options were granted to its outside directors during fiscal 2008.

Other. Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies. The Company also provides directors' and officers' liability insurance and indemnity agreements for our directors. No other compensation is provided to our directors.

     Non-management Directors' Compensation for Fiscal 2008

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Levy, our Chief Executive Officer, who receives no additional compensation for his service on our Board) for all of fiscal 2008. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, except for expenses incurred in connection with attendance at board meetings which in the aggregate are less than $10,000 each, made any equity or non-equity awards to directors, or paid any other compensation to directors.

                                         Fees Earned
                                         or Paid in      Option
 Name                                     Cash ($)       Awards ($)    Total ($)
 -----                                    --------       ------        ---------
 Rear  Admiral  Edward  K.  Walker,  Jr.  $100,000 (1)     -            $100,000
 (Ret.)
 Dr. Edward A. Bogucz                     $45,000                        $45,000
                                                           -
 Rear Admiral Robert M. Moore (Ret.)      $52,500                        $52,500
                                                           -
 John A. Thonet                           $22,500                        $22,500
                                                           -
 Carlos C. Campbell                       $35,000                        $35,000
                                                           -
----------

(1) Includes $37,500 paid to Mr. Walker under a consulting arrangement for services relating to corporate governance and ethics.

     Compensation Committee Interlocks and Insider Participation

In fiscal 2008, our Compensation Committee consisted of Dr. Edward A. Bogucz, Chairman, and Messrs. Edward K. Walker, Jr., and Robert M. Moore. None of these persons were our officers or employees during fiscal 2008 nor had any relationship requiring disclosures in this Annual Report. Mr. Walker has a consulting arrangement with us for services relating to corporate governance and ethics at an annual fee of $75,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table presents certain information regarding the beneficial ownership of our common stock as of October 3, 2008 by (a) each beneficial owner of 5% or more of our outstanding stock known to us, based solely on filings with the Securities and Exchange Commission, (b) each of our directors, (c) each of our Named Executive Officers and (d) all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 13,526,402 shares of our common stock outstanding as of October 3, 2008. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Herley Industries, Inc., 101 North Pointe Boulevard, Lancaster, PA 17601.

The number of shares beneficially owned by each shareholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power and those shares of common stock that the shareholder has the right to acquire within 60 days after October 3, 2008 through the exercise of any stock option. The "Percentage of Shares" column treats as outstanding all shares underlying such options held by the shareholder, but not shares underlying options held by other shareholders.

                                                           Common Stock          % of Outstanding
Name of Beneficial Owner                            Beneficially Owned (1) (2)       Shares
------------------------                            --------------------------   ----------------
Myron Levy                                                     1,527,515              10.5%
Jeffrey L. Markel (3)                                            100,000                *
Kevin J. Purcell (4)                                              10,000              *
Carlos C. Campbell                                                35,000              *
John A. Thonet (5)                                               107,649              *
Adm. Edward K. Walker, Jr. (Ret.)                                 58,500              *
Dr. Edward A. Bogucz                                              37,575              *
Adm. Robert M. Moore (Ret.)                                       37,500              *
GAMCO Investors (6)                                            2,806,272              20.7%
Third Avenue Management, Inc. (7)                              2,666,093              19.7%
Dimensional Fund Advisors, Inc. (8)                            1,189,257              8.8%
Wells Capital Management, Inc. (9)                             1,178,756              8.7%
Lee N. Blatt (10)                                              1,544,399              10.4%
Directors and executive
  officers  as a group
  (8 persons)                                                  1,913,739              12.8%

-------
 * Indicates ownership of less than one percent.

(1) No officer or director owns more than one percent of the outstanding shares of common stock unless otherwise indicated. Ownership represents sole voting and investment power.

(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of October 3, 2008 pursuant to stock options awarded under our stock option plans:

      Myron Levy                 1,075,000  John A. Thonet        87,500
      Adm. Edward K. Walker, Jr.    57,000  Jeffrey L. Markel    100,000
      Dr. Edward A. Bogucz          37,500  Kevin J. Purcell      10,000
      Adm. Robert M. Moore          37,500  Carlos C. Campbell    35,000
      Directors and executive
      officers as a group        1,439,500

(3)  Mr. Markel was appointed Chief Operating Officer in June 2007.
(4) Mr. Purcell was appointed Vice President and Chief Financial Officer in June 2006.
(5) Does not include 155,998 shares, owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 30,669 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.
(6) Address is One Corporate Center, Rye, NY 10580. (7) Address is 622 Third Avenue, New York, NY 10017. (8) Address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(9)  Address is 525 Market Street, 10th Floor, San Francisco, CA 94105.
(10) Includes beneficial ownership of 1,301,000 shares that may be acquired within 60 days of September 28, 2007 pursuant to stock options. Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 21,099 shares held in his IRA was granted to the Company's Chairman, Myron Levy. Mr. Blatt's address is 471 N. Arrowhead Trail, Vero Beach, FL 32963

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

Effective October 12, 2006 and as a condition to entering into an Administrative Agreement with the Department of the Navy we entered into an agreement (the "Agreement") with Lee N. Blatt which provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the Agreement become immediately due and payable.

Prior to the acquisition of Micro Ssystems, Inc. ("MSI"), MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant.

We entered into a 10 year lease agreement with a partnership partially owned by the children of an officer of the Company for our facility in Farmingdale, NY. The lease provides for initial minimum annual rent of $312,000 subject to escalation of approximately 4% annually throughout the 10 year term. Additionally, in March 2000, we entered into another 10 year lease with the same partnership for additional space. The initial minimum annual rent of $92,000 is subject to escalation of approximately 4% annually. On August 24, 2005, we amended the agreement to incorporate the two individual leases into a single lease and extended the term of the lease to August 31, 2010. During the fourth quarter of fiscal 2008 we decided to close our manufacturing facility in Farmingdale, NY and transfer its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. It is expected that the closure of the facility will be substantially completed by the end of December 2008.

Item 14.  Principal Accountant Fees and Services.

Marcum & Kliegman LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal years 2008, and 2007. The following table sets forth estimated fees for the audits of the fiscal years ended August 3, 2008 and July 29, 2007 performed by Marcum & Kliegman LLP:

                                               2008             2007
                                               ----             ----
          Audit Fees (1)                    $ 638,500         $ 568,000
          Audit related fees (2)            $  28,179         $  60,000

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

The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to Adm. Moore the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

Marcum & Kliegman LLP did not render any other non-audit related services during fiscal years 2008 and 2007.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2008.

                             HERLEY INDUSTRIES, INC.

                             By: /S/ Myron Levy
                             -------------------------------------
                              Myron Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 1, 2008 by the following persons in the capacities indicated:


By:    /S/  Myron Levy                 Chairman of the Board,
   ----------------------------------
      Myron Levy                       Chief Executive Officer and Director
                                      (Principal Executive Officer)

By:    /S/ Kevin J. Purcell            Vice President and
   ------------------------------------
      Kevin J. Purcell                 Chief Financial Officer
                                       (Principal Financial Officer)

By:    /S/  John A. Thonet             Secretary and Director
   ------------------------------------
      John A. Thonet

By:    /S/  Carlos C. Campbell         Director
   ------------------------------------
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.      Director
   ------------------------------------
      Edward K. Walker, Jr.

By:    /S/ Robert M. Moore             Director
   ------------------------------------
      Robert M. Moore

By:    /S/ Edward A. Bogucz            Director
   ------------------------------------
      Edward A. Bogucz