Form 10-Q
period 2008-11-02
HERLEY INDUSTRIES INC /NEW
filed 2008-12-16
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:   November 2, 2008
                                  ----------------
                                       or

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

As of December 12, 2008 - 13,559,427 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 -    Financial Statements:

           Condensed Consolidated Balance Sheets -
             November 2, 2008 (Unaudited) and August 3, 2008                                        2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen weeks ended November 2, 2008
               and October 28, 2007                                                                 3

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             thirteen weeks ended November 2, 2008
               and October 28, 2007                                                                 4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         5

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              16

Item 4 -   Controls and Procedures                                                                 16

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       17

Item 1A-   Risk Factors                                                                            17

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             17

Item 3 -   Defaults Upon Senior Securities                                                         17

Item 4 -   Submission of Matters to a Vote of Security Holders                                     18

Item 5 -   Other Information                                                                       18

Item 6 -   Exhibits                                                                                18

Signatures                                                                                         18

Part I - Financial Information
Item I - Financial Statements
                  HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           November 2,
                                                              2008     August 3,
                                                           (Unaudited)   2008
                                                           ----------- ---------
   ASSETS
Current Assets:
        Cash and cash equivalents                         $  11,949    $  14,347
        Trade accounts receivable, net                       24,559       27,003
        Income Taxes Receivable                               2,056        2,056
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts and claims   14,703       19,490
        Other receivables                                     1,302        1,286
        Inventories, net                                     62,695       61,559
        Deferred income taxes                                11,991       11,263
        Assets held for sale (Note 3)                        19,633       -
        Other current assets                                  1,823        1,276
                                                            -------      -------
              Total Current Assets                          150,711      138,280
Property, Plant and Equipment, net                           34,429       30,552
Goodwill                                                     85,980       73,900
Intangibles, net of accumulated amortization of $5,171
        at November 2, 2008 and $7,505 at August 3, 2008     13,586       16,145
Other Assets                                                  1,068          541
                                                            -------      -------
              Total Assets                                $ 285,774    $ 259,418
                                                            =======      =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                 $   2,332    $   1,394
        Current portion of employment
            settlement agreement -
            (net of imputed interest of $122
              at November 2, 2008
              and $138 at August 3, 2008)                     1,136        1,119
        Current portion of litigation settlement -
            (net of imputed interest of
            $29 at November 2, 2008
            and $46 at August 3, 2008)                          971          954
        Accounts payable and accrued expenses                24,240       27,546
        Billings in excess of costs incurred and
            income recognized on uncompleted contracts          199          613
        Income taxes payable                                     94           43
        Accrual for contract losses                           2,805        2,994
        Accrual for warranty costs                            1,016        1,142
        Advance payments on contracts                         7,772        8,120
        Liabilities of business held for sale (Note 3)        4,633         -
                                                            -------      -------
              Total Current Liabilities                      45,198       43,925
Long-term Debt                                               34,727        7,092
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $339 at November 2, 2008
      and $387 at August 3, 2008)                             2,792        3,074
Long-term Portion of litigation settlement -
    (net of imputed interest of $93 at November 2, 2008
      and $108 at August 3, 2008)                               907          892
Other Long-term Liabilities                                   1,993        1,652
Deferred Income Taxes                                         8,941        8,839
Accrued Income Taxes Payable                                    509          509
                                                            -------      -------
              Total Liabilities                              95,067       65,983
                                                            -------      -------
Commitments and Contingencies
        Common stock, $.10 par value; authorized
          20,000,000 shares;
          issued and outstanding 13,526,402 at
          November 2, 2008,
          and 13,521,902 at August 3, 2008                    1,352        1,352
        Additional paid-in capital                          101,608      101,403
        Retained earnings                                    87,719       89,058
        Accumulated other comprehensive income                   28        1,622
                                                            -------      -------
              Total Shareholders' Equity                    190,707      193,435
                                                            -------      -------
              Total Liabilities and Shareholders' Equity  $ 285,774    $ 259,418
                                                            =======      =======

See notes to condensed consolidated financial statements.

                  HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands except per share data)

                                                                         Thirteen weeks ended
                                                                         --------------------
                                                                       November 2,    October 28,
                                                                           2008          2007
                                                                       -------------  ------------

Net sales                                                             $      35,344  $     32,538
                                                                       -------------  ------------
Cost and expenses:
         Cost of products sold                                               28,741        23,226
         Selling and administrative expenses                                  7,323         7,075
         Gain on sale of assets                                                (618)       -
         Litigation costs                                                       558           513
         Litigation settlement                                               -              6,042
                                                                       -------------  ------------
                                                                             36,004        36,856

         Operating loss                                                        (660)       (4,318)
                                                                       -------------  ------------
Other (expense) income:
         Investment income                                                       18           417
         Interest expense                                                      (223)          (25)
         Foreign exchange transactions (losses) gains                          (360)          146
                                                                       -------------  ------------
                                                                               (565)          538
                                                                       -------------  ------------

         Loss from continuing operations before income taxes                 (1,225)       (3,780)
         Income taxes benefit                                                  (342)       (1,551)
                                                                       -------------  ------------

         Loss from continuing operations                              $        (883) $     (2,229)
                                                                       -------------  ------------
Discontinued operations (Note 3):
         Loss from operations of discontinued subsidiary                       (734)         (539)
         Income taxes benefit                                                  (278)         (177)
                                                                       -------------  ------------
         Loss from discontinued operations                            $        (456) $       (362)
                                                                       -------------  ------------

Net loss                                                              $      (1,339) $     (2,591)
                                                                       =============  ============

Loss per common share - Basic and Diluted
         Loss from continuing operations                                   $ (.07)      $ (.16)
         Loss from discontinued operations                                   (.03)        (.03)
                                                                              ---          ---
         Net loss - basic and diluted                                      $ (.10)      $ (.19)
                                                                              ===          ===

         Basic and diluted weighted average shares                          13,525        13,965
                                                                            ======        ======

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    Thirteen weeks ended
                                                                    --------------------
                                                                   November 2, October 28,
                                                                     2008        2007
                                                                   ----------  ----------
Cash flows from operating activities:
      Net Loss                                                    $  (1,339)   $  (2,591)
                                                                   ---------    ---------
      Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
           Depreciation and amortization                              2,148        1,846
           Gain on sale of fixed assets                                (618)         -
           Loss from goodwill impairment of discontinued
            subsidiary                                                1,000          -
           Stock-based compensation costs                               148          247
           Excess tax benefit from exercises of stock options           (19)         (13)
           Litigation settlement costs                                  -          5,942
           Imputed interest related to employment settlement
            liability                                                    96           80
           Foreign exchange transactions losses (gains)                 360         (146)
           Inventory valuation reserve charges                          400          481
           Reduction in accrual for contract losses                     -           (826)
           Warranty reserve charges                                     343          348
           Deferred tax benefit                                        (620)      (1,742)
           Changes in operating assets and liabilities:
               Cash of discontinued subsidiary                         (712)         -
               Trade accounts receivable                                896        2,379
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and
                  claims                                              4,786       (3,047)
               Other receivables                                        399          463
               Inventories, net                                        (375)      (2,173)
               Other current assets                                    (579)        (791)
               Accounts payable and accrued expenses                 (4,093)       1,687
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts             252          542
               Income taxes payable                                      70         (208)
               Accrual for contract losses                              (55)         151
               Employment settlement agreement                         (330)        (302)
               Advance payments on contracts                           (117)         (45)
               Other, net                                              (920)        (188)
                                                                   ---------    ---------
                    Total adjustments                                 2,460        4,685
                                                                   ---------    ---------
           Net cash provided by operating activities                  1,121        2,094
                                                                   ---------    ---------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired of $417         (30,010)         -
      Capital expenditures                                           (2,044)        (966)
                                                                   ---------    ---------
           Net cash used in investing activities                    (32,054)        (966)
                                                                   ---------    ---------
Cash flows from financing activities:
      Borrowings under bank line of credit                           20,000        4,900
      Borrowings - other                                             10,000          -
      Proceeds from exercise of stock options                            38           34
      Excess tax benefit from exercises of stock options                 19           13
      Payments of long-term debt                                       (441)        (425)
      Payments under bank line of credit                             (1,000)      (4,900)
      Purchase of treasury stock                                       -          (1,288)
                                                                   ---------    ---------
           Net cash provided by (used in) financing
            activities                                               28,616       (1,666)
                                                                   ---------    ---------
Effect of exchange rate changes on cash                                 (81)         -
                                                                   ---------    ---------
           Net decrease in cash and cash equivalents                 (2,398)        (538)
Cash and cash equivalents at beginning of period                     14,347       35,181
                                                                   ---------    ---------
Cash and cash equivalents at end of period                        $  11,949    $  34,643
                                                                   =========    =========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the operations of a discontinued subsidiary and the acquisition of a business as discussed in Notes 3 and 2, respectively) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies included in the Company's 2008 Annual Report on Form 10-K for the fiscal year ended August 3, 2008 as filed with the Securities and Exchange Commission ("SEC"). The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the August 3, 2008 audited financial statements. The consolidated balance sheet at August 3, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The remaining accrual for contract losses as of July 29, 2007 associated with the ICI acquisition in the amount of $826,000 was eliminated in the thirteen weeks ended October 28, 2007 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the thirteen weeks ended October 28, 2007 and the remaining options under the contract had expired.

     Certain prior period balances have been reclassified to conform to the current period's financial statement presentation.

2.   Business combinations

     The Company entered into an Asset Purchase Agreement ("Asset Agreement") dated as of August 1, 2008 to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal Industries ("EMI" or "Eyal") a privately held Israeli company for cash of $30 million. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. EMI is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 175 employees. Eyal's core capabilities include complex integrated microwave assemblies and "off-the-shelf" components for radar, ESM, ECM and communication systems which complement and expand the Company's current product line. Eyal's customers and programs further strengthen the Company's presence in the international marketplace. Funding for the purchase was provided through a $20 million loan under the Company's existing credit facility through its current bank which matures on March 31, 2010; and a new term loan in the amount of $10 million for a period of 10 years through the Company's bank in Israel. The new loan is payable in quarterly installments of $250,000 over a period of 10 years with interest at LIBOR plus 1.5%.

     The acquisition has been accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The results of operations of Eyal are included in the condensed consolidated financial statements from September 1, 2008 (the designated "effective date") in accordance with SFAS No. 141.

     The following information is provided with respect to the operations of Eyal from September 1, 2008 to November 2, 2008 (in thousands):

                      Net Sales                 $ 3,325
                                                  =====
                      Operating income              101
                                                    ===
                      Income before income taxes    137
                                                    ===

     The preliminary allocation of the aggregate purchase price (including acquisitions costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed including the fair value of identified intangible assets is as follows:

                  Aggregate purchase price           $ 30,427
                                                       ======
                  Current assets                     $  8,668
                  Furniture and equipment               3,721
                  Intangibles                           5,446
                  Goodwill                             16,870
                  Current liabilities                  (3,920)
                  Other long-term liabilities            (358)

     The  final   determination  of  the  fair  value  of  assets  acquired  and liabilities assumed and the final allocation of the purchase price is expected to be completed in the fourth quarter for fiscal 2009 and may differ from the amounts included in the accompanying condensed consolidated financial statements.

3.   Disposals of long-lived assets

     On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. The Agreement provides for an all cash transaction valued at approximately $15 million and includes a significant contingency requiring U.S. Government approval on or before November 5, 2008 or the Agreement will be void. The U.S. Government approval was received by the Company on November 3, 2008. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposal of the business of Innovative Concepts Inc. is presented as assets and liabilities held for sale and as discontinued operations in the condensed consolidated financial statements. On November 10, 2008, the Company sold substantially all of the assets, net of the assumption of certain liabilities of ICI for approximately $15 million in cash of which $750,000 is held in escrow as security for certain indemnification obligations.

     Assets held for sale
     --------------------

     The major categories of assets and liabilities held for sale included in the condensed consolidated balance sheet at November 2, 2008 were as follows:

Assets held for sale:
       Cash                                                   $          712
       Receivables - net                                               4,884
       Inventories                                                     3,441
       Other current assets                                               33
       Property, plant and equipment - net                               398
       Goodwill                                                        3,047
       Intangible assets, net                                          7,118
                                                                -------------
             Total assets held for sale                       $       19,633
                                                                =============

Liabilities of business held for sale:
       Accounts payable                                       $        1,486
       Accrued expenses and other current liabilities                  3,147
                                                                -------------
             Total current liabilities of business held for
              sale                                            $       4,633
                                                                =============

     Discontinued operations
     -----------------------

     The following results of operations of ICI have been presented as loss from discontinued operations in the consolidated statement of operations:

                                                                                Thirteen weeks ended
                                                                                --------------------
                                                                              November 2,   October 28,
                                                                                2008           2007
                                                                             ------------   ------------
        Net sales                                                          $       5,953  $       3,356
        Cost of products sold and other expenses                                   5,687          3,895
        Impairment of goodwill                                                     1,000         -
                                                                             ------------   ------------
        (Loss) before income taxes                                                  (734)          (539)
        (Benefit) provision for income taxes                                        (278)          (177)
                                                                             ------------   ------------
        (Loss) from discontinued operations                                $        (456) $        (362)
                                                                             ============   ============

     Disposal of other long lived assets
     -----------------------------------

     On October 31,  2008,  we  completed  the sale of the assets of our machine shop located at our MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing Note. The Note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in Other receivables and the balance of $566,000 is included in Other Assets on the Condensed Consolidated Balance Sheet at November 2, 2008. The sale of assets resulted in a net gain of approximately $618,000 as reported in the results of continuing operations in the quarter ended November 2, 2008.

4.   Goodwill and Intangibles

     The changes in Goodwill and Intangible assets during the thirteen weeks ended November 2, 2008 is as follows (in thousands):

                                                                            Goodwill      Intangibles
                                                                            --------      -----------
        Balance at August 3, 2008                                       $       73,900 $       16,145
        Goodwill and intangibles acquired - EYAL                                17,039          5,446
        Impairment of Goodwill - discontinued operations                        (1,000)        -
        Goodwill and Intangibles of discontinued business                       (3,047)        (7,118)
        Foreign currency translation adjustment                                   (912)          (140)
                                                                           ------------   ------------
                                                                                85,980         14,333
        Less  amortization for the thirteen weeks ended November 2, 2008        -                (747)
                                                                           ------------   ------------
                                                                        $       85,980 $       13,586
                                                                           ============   ============

5.   Inventories

     The major components of inventories are as follows (in thousands):

                                                           November 2,   August 3,
                                                              2008         2008
                                                          -------------  ----------
Purchased parts and raw materials                       $       33,334 $    32,439
Work in process                                                 33,979      33,663
Finished products                                                3,218       2,623
                                                          -------------  ----------
                                                                70,531      68,725
Less:
   Allowance for obsolete and slow moving inventory              6,615       6,476
   Unliquidated progress payments                                1,221         690
                                                          -------------  ----------
                                                        $       62,695 $    61,559
                                                          =============  ==========

6.   Income Taxes

     The income tax benefit recognized for continuing operations in the first quarter of fiscal 2009 was $342,000 (an effective income tax benefit rate of 27.9%) as compared to a benefit of $1,551,000 in the prior year's first quarter. The estimated effective income tax rate for fiscal 2009 is 28.1% which is less than the statutory rate of 35.0% primarily due to the Company's foreign earnings attributable to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2009, thereby reducing the effective income tax rate by approximately 7%.

7.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks ended November 2, 2008 and October 28, 2007 (in thousands):

                                                      Thirteen weeks ended
                                                      --------------------
                                                     November 2,   October 28,
                                                       2008          2007
                                                    ------------  ------------
     Balance at beginning of period                   $    1,142    $   1,106
     Provision for warranty obligations                      343          348
     Liability of business held for sale                    (250)        -
     Warranty costs charged to the reserve                  (219)        (373)
                                                    ------------  ------------
     Balance at end of period                         $    1,016    $   1,081
                                                    ============  ============

8.   Litigation

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of certain criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its Directors and Officers ("D&O") insurance policy. As of November 2, 2008, the Company has aggregate claims of approximately $7,657,000 (net of a deductible of $500,000) and has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

     The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", the Company is not permitted to record a potential claim for recovery under its insurance policy. While there are no assurances, the Company believes its aggregate claims of approximately $7,657,000 represent a loss under its D&O policy and such costs are recoverable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

9.   Comprehensive Loss

     Comprehensive loss for the thirteen weeks ended November 2, 2008 and October 28, 2007 is as follows (in thousands):

                                                 Thirteen weeks ended
                                                 --------------------
                                                November 2,  October 28,
                                                   2008         2007
                                                -----------  -----------
   Net loss                                     $    (1,339)  $  (2,591)
   Unrealized loss on interest rate swap                 (8)        (10)
   Foreign currency translation (loss) gain          (1,586)         42
                                                -----------  -----------
          Comprehensive loss                    $    (2,933)  $   (2,559)
                                                ===========  ===========

     The foreign currency translation (loss) gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive income is as follows (in thousands):

                                                         November 2,    August 3,
                                                           2008           2008
                                                       -------------  -------------
   Unrealized loss on interest rate swap, net of taxes  $       (62)  $       (54)
   Foreign currency translation gain                             90         1,676
                                                       -------------  -------------
                                                        $        28   $     1,622
                                                       =============  =============

10.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note N of the Company's August 3, 2008 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors.

     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of $148,000 and $247,000 for the thirteen weeks ended November 2, 2008 and October 28, 2007, respectively.

     As of November 2, 2008, there were 3,506,325 stock options outstanding. Options for 5,000 shares of common stock at an exercise price of $17.09 per share were granted during the thirteen weeks ended November 2, 2008 with a fair value of approximately $30,600. The aggregate value of unvested options as of November 2, 2008, as determined using a Black-Scholes option valuation model was approximately $790,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.55 years.

     Options for 4,500 shares of common stock were exercised during the thirteen weeks ended November 2, 2008 at an exercise price of $8.42 per share and options for 6,400 shares of common stock expired or were forfeited during the quarter.

     The total intrinsic value of options exercised during the thirteen weeks ended November 2, 2008, based on the difference between the Company's stock price at the time of exercise and the related exercise price, was approximately $51,000. There are 3,197,925 vested options outstanding as of November 2, 2008 at a weighted average exercise price of $14.60 and an aggregate intrinsic value of approximately $4,141,000. Included in the vested options outstanding are 1,616,400 options with exercise prices greater than the closing stock price of $13.30 as of November 2, 2008.

11.  Loss per Common Share ("EPS")

     The following table shows the components used in the calculation of basic and diluted loss per common share (in thousands):

                                                        Thirteen weeks ended
                                                        --------------------
                                                     November 2,    October 28,
                                                         2008           2007
                                                     -------------  -------------
Numerator:
      Loss from continuing operations              $         (883)   $    (2,229)
                                                   ==============    ============
      Loss from discontinued operations            $         (456)   $      (362)
                                                   ==============    ============
      Net Loss                                     $       (1,339)   $    (2,591)
                                                   ==============    ============
Denominator:
      Basic weighted-average shares                        13,525         13,965
      Effect of dilutive securities:
           Employee stock options                          -              -
                                                   ---------------   ------------
      Diluted weighted-average shares                      13,525         13,965
                                                   ==============    ============

      Stock options not included in computation             3,506          3,581
                                                   ==============    ============

     Employee stock options with prices ranging from $7.63 to $21.18 per share were not considered in the computation of diluted net loss per share for the thirteen weeks ended November 2, 2008 and October 28, 2007 as their effect is anti-dilutive. The options which were outstanding as of November 2, 2008 and excluded from the computation in the table above expire at various dates through June 8, 2017.

12.  Geographic Information and Major Customers

     Revenues for the thirteen weeks ended November 2, 2008 and October 28, 2007 were as follows: defense electronics, $33,493,000 and $29,602,000, respectively; and commercial technologies, $1,851,000 and $2,936,000, respectively.

     Net sales directly to the U.S. Government in the thirteen weeks ended November 2, 2008 and October 28, 2007 accounted for approximately 11% and 12% of net sales, respectively. Lockheed Martin and Northrop Grumman each accounted for approximately 12% of net sales in the thirteen weeks ended November 2, 2008; and approximately 13% of net sales in the thirteen weeks ended October 28, 2007. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $14,051,000 (40%) and $11,187,000 (34%) in the thirteen weeks ended November 2, 2008 and October 28, 2007, respectively.

     Geographic net sales for the first quarter based on place of contract performance, were as follows (in thousands):

                                 Thirteen weeks ended
                                 --------------------
                                November 2,  October 28,
                                  2008          2007
                               -----------   -----------
        United States        $     27,208 $      27,837
        Israel                      6,806         4,422
        England                     1,330           279
                               -----------   -----------
                             $     35,344 $      32,538
                               ===========   ===========

     Net property, plant and equipment by geographic area were as follows (in thousands):

                               November 2,    August 3,
                                  2008          2008
                             -------------  ------------
        United States       $       26,084 $      25,864
        Israel                       8,109         4,495
        England                        236           193
                             -------------  ------------
                            $       34,429 $      30,552
                             =============  ============

13. Supplemental Cash Flow information is as follows (in thousands):

                                                                        Thirteen weeks ended
                                                                        --------------------
                                                               November 2, 2008      October 28, 2007
                                                               ----------------      ----------------
           Net cash paid during the period for:
                Interest                                             $   85                $  106
                Income taxes                                         $  118                $  221

           Non-cash financing transactions:
                Retirement of 84,944 shares of treasury stock         -                    $1,288

14.  New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was adopted by the Company effective August 4, 2008. Adoption of SFAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2008, the FASB issued Staff Position ("SFP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations", and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company must adopt FAS 142-3 in the first quarter of fiscal 2010 and is currently evaluating the impact this statement will have on its consolidated financial position, cash flows and results of operations.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 (i) establishes a single definition of fair value and a framework for measuring fair value, (ii) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and (iii) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain non-financial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) became effective for the Company's fiscal year beginning August 2008 on a prospective basis with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Adoption of these provisions had no impact on the Company's consolidated financial position, results of operations or cash flows. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company and will be effective for the Company's fiscal year beginning August, 2009. Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non-financial long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 and FSP No. 157-2 are currently being evaluated by the Company but are not expected to have a material impact on its consolidated financial position, cash flows and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This statement is effective for fiscal years beginning after December 15, 2008 (the Company's 2010 fiscal year). SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS
     160). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of shareholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company's 2010 fiscal year). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, and would have an impact on the presentation and disclosure of the non-controlling interest of any non wholly-owned businesses acquired in the future.

15.  Related Party Transactions

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the thirteen weeks ended November 2, 2008 and October 28, 2007 was approximately $71,000 and $79,000, respectively.

     The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the thirteen weeks ended November 2, 2008 and October 28, 2007 was approximately $160,000 and $138,000, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report or the date of any document incorporated by reference, in this Quarterly Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For  these  statements,   we  claim  the  protection  of  the  safe  harbor  for
forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources." This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, the other unaudited financial data included elsewhere in this 10-Q and our 2008 Form 10-K.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2008 ("Report"); and a discussion of these critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition of that Report. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies.

There have been no material changes to the critical accounting policies or estimates reported in Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended August 3, 2008 as filed with the Securities and Exchange Commission.

Results of Operations

Our Company's senior management regularly reviews the performance of our operations including reviews of key performance metrics as well as the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods, and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of the key performance metrics concerning our continuing operations.

                                                First Quarter
                                    -------------------------------------
                                       2009         2008      % Change
                                    -------------------------------------

        Key performance metrics of continuing operations:

        Net sales                       $35,344      $32,538         9 %
        Gross profit                     $6,603       $9,312       (29)%
        Gross profit percentage           18.7%        28.6%       (35)%
        Operating loss                    ($660)     ($4,318)       85 %
        Bookings                        $61,051      $38,003        61 %
        Backlog                        $183,161     $137,906        33 %

During the first quarter, we completed the divestiture of Innovative Concepts which is now reported as discontinued operations. We also completed the acquisition of Eyal Microwave in Israel and its results are included within the results from continuing operations beginning in September of fiscal 2009. The closure of our manufacturing operation at Farmingdale is proceeding according to plan including the transition of its business to four other Herley manufacturing locations.

The operational improvement initiatives that began in fiscal 2008 are continuing and are impacting results across our operating facilities. We established four improvement objectives across all locations: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We motivated our employees to actively engage in this program and we are pleased with the excitement and participation across the Company. This process improvement culture is taking root in our operations and we reasonably expect the success of the program to continue. However, there are no representations as to future results or performance or that achievements will be realized.

Similarly, we formed five Councils which are: Technology, Operations, Business Development, Finance, and Contracts. Each Council has a representative from each of our locations and is chartered with the objective of implementing process improvements in their respective discipline that crosses all locations as well as sharing of best practices across Herley. The Councils are now into their second year and each has again identified specific, measurable objectives which are expected to be achieved on or before the end of fiscal 2009.

During the first quarter, the Company recorded record bookings resulting in a record level of backlog. At the same time, the overall prospect for new business continues to be promising as proposal activity remains high. Still, the business continues to face a number of operational challenges across our locations and we are addressing those challenges aggressively. Among other changes, we are implementing certain cost containment measures throughout our Company, including the reduction of personnel.

Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges facing our Company and we remain optimistic that the Company's performance should continue to improve.

Thirteen weeks ended November 2, 2008 and October 28, 2007
----------------------------------------------------------

Net sales from continuing operations for the thirteen weeks ended November 2, 2008 were approximately $35.3 million, as compared to $32.5 million in the thirteen weeks ended October 28, 2007, an increase of $2.8 million (8.6%). Net sales exclude the operations of ICI for the thirteen weeks ended November 2, 2008 and October 28, 2007 which were approximately $6.0 million and $3.4 million, respectively. (See Note 3 to Condensed Consolidated Financial Statements.) Net sales include $3.3 million of revenue from the recent acquisition of Eyal in Israel, which reflects two months of Eyal's operations during the thirteen weeks ended November 2, 2008. Revenues at Herley Lancaster increased by $2.5 million due in part to revenue associated with the Trident program, as well as other shipments of products across multiple programs. Revenues also increased at Herley New England ($0.5 million) and at EWST ($0.9 million) due to increased productivity.

Offsetting these increases was a total decrease of $4.4 million across MSI ($1.0 million), CTI ($0.6 million), Herley Israel ($0.9 million), and Herley Farmingdale ($1.9 million) largely due to the timing of customer scheduled shipments, and the closure of the Farmingdale manufacturing facility.

Domestic and foreign sales from all locations were 67% and 33% respectively of total net sales from continuing operations in the quarter, versus 66% and 34% respectively in the prior year quarter. Bookings from continuing operations in the first quarter were approximately $61.0 million, and were 76% domestic and 24% foreign. This compares to bookings of approximately $38 million in the prior year first quarter which were 71% domestic and 29% foreign.

The gross profit margin from continuing operations in the thirteen weeks ended November 2, 2008 was 18.7% compared to 28.6% in the first quarter of fiscal 2008, a decrease of 9.9%. The primary contributors to the decrease in gross profit margin for the quarter are the following:

At Herley Farmingdale, a decrease of approximately $2.1 million due to (a) reduced sales volume and (b) unabsorbed overhead expenses, including severance costs of approximately $311,000, resulting from the closure of the facility which will be completed by December 31, 2008.

At Herley Israel, a decrease of approximately (a) $0.9 million due to sales volume and product mix and (b) $0.4 million due to the effects of the exchange rate of the New Israeli Shekel versus the U.S. dollar.

The operations at Eyal, the recently acquired company in Israel, delivered a 17% gross margin in the period. Management plans to institute a number of performance improvement initiatives at this new Herley operation that are expected to significantly improve the financial performance at Eyal in future periods.

Selling and administrative expenses for the thirteen weeks ended November 2, 2008 were $7.3 million versus approximately $7.1 million in the first quarter of fiscal 2008 and was 20.7% of net sales as compared to 21.7% in fiscal 2008. This first quarter of fiscal 2009 includes approximately $0.5 million of selling and administrative costs relating to Eyal, including approximately $0.2 million of amortization expense relating to intangibles.

On October 31, 2008, we completed the sale of the assets of our machine shop located at our MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing Note. The sale of assets resulted in a net gain of approximately $618,000 as reported in the results of operations in the quarter ended November 2, 2008.

Loss from operations for the first quarter of fiscal 2009 was approximately $0.7 million or 1.9% of net sales, as compared to a loss from operations of approximately $4.3 million or 13.3% of net sales in the prior year. The loss from operations for the first quarter of the prior year was largely impacted by the $6.0 million litigation settlement costs.

Other income (expense) was an expense of $0.6 million in the first quarter of fiscal 2009 versus other income in the prior year first quarter of approximately $0.6 million. Investment income declined by $0.4 million as compared to the prior year first quarter due to significantly lower cash balances in the first quarter of 2009. Interest expense increased by $0.2 million in the first quarter of fiscal 2009 versus the prior year driven primarily by the debt incurred related to the purchase of Eyal. We recognized net foreign exchange losses of $0.4 million versus a gain of $0.1 million in the first quarter of fiscal 2008. These foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The income tax benefit recognized for continuing operations in the first quarter of fiscal 2009 was $0.3 million (an effective income tax benefit rate of approximately 28%) as compared to a benefit of $1.6 million in the prior year's first quarter. The estimated effective tax rate for fiscal year 2009 is approximately 28%, which is less than the statutory rate of 35% primarily due to the foreign earnings attributable to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2009, thereby reducing the effective income tax rate by approximately 7%.

On September 18, 2008, we executed an agreement (the "Agreement") with a foreign defense company to divest our ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. The Agreement provided for an all cash transaction valued at approximately $15 million and the required U.S. Government approval was granted on November 3, 2008. As the transaction is completed, ICI is reported as a discontinued operation. The pre-tax loss from operations of this discontinued subsidiary was approximately $0.7 million in the first quarter and was comprised of (a) a non-cash charge to earnings of approximately $1.0 million to reflect the difference between the sale price pursuant to the Agreement and the net carrying value of the assets held for sale and (b) income from the operations of the discontinued subsidiary of approximately $0.3 million.

Basic and diluted loss per common share for the thirteen weeks ended November 2, 2008 were $.10 per common share each as compared to basic and diluted loss per common share of $.19 each in the prior year's first quarter. In the first quarter of fiscal 2009, the loss included $.07 from continuing operations and $.03 from discontinued operations, versus $.16 from continuing operations and $.03 from discontinued operations in the first quarter of fiscal 2008.

Liquidity and Capital Resources
-------------------------------

As of November 2, 2008 and August 3, 2008, working capital was $105.5 million and $94.4 million, respectively, and the ratio of current assets to current liabilities was 3.3 to 1 and 3.1 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The un-liquidated balance of progress payments was approximately $1.2 million at November 2, 2008 and $0.7 million at August 3, 2008. The balance of advanced payments was approximately $7.8 million at November 2, 2008 and $8.1 million at August 3, 2008.

Net cash provided by operating activities during the thirteen weeks ended November 2, 2008 was approximately $1.1 million as compared to $2.1 million during the first quarter of the prior year, a net decrease of approximately $1.0 million. We had a net loss in the first quarter of the current fiscal year of $1.3 million versus a loss of $2.6 million in the prior year first quarter, a decrease of approximately $1.3 million. The first quarter of fiscal 2008 was impacted by the litigation settlement and related costs of approximately $6.6 million.

Other significant increases in cash provided by operating activities during the thirteen weeks ended November 2, 2008 include a decrease in cost incurred and income recognized in excess of billings on uncompleted contracts of $4.8 million due to the shipment and billing of contracts on percentage of completion, offset primarily by a reduction in accounts payable and accrued expenses of $4.1 million.

Net cash used in investing activities relates to the acquisition of Eyal for cash of $30.0 million (including acquisition costs of $0.4 million less cash acquired of $0.4 million), and capital expenditures of $2.0 million.

Net cash provided by financing activities includes borrowings under our bank line of credit of $20.0 million and of $10.0 million from a new term loan in Israel to fund the acquisition of Eyal; less payments of $1.0 million and $0.4 million related to our bank line of credit and long-term debt, respectively.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash balances. A significant portion of our revenue for fiscal 2009 will be generated from our existing backlog of sales orders. The funded backlog of orders at November 2, 2008 was approximately $183 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of November 2, 2008, we have approximately $3.2 million available under our bank credit facility (net of outstanding stand-by letters of credit of approximately $15.3 million and borrowings of $21.5 million) and cash of approximately $12.0 million. In November 2008 we repaid $14.0 million of our line of credit loans from the proceeds of the sale of ICI.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the
Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K for the fiscal year ended August 3, 2008 under Management's Discussion and Analysis. In addition to the financial obligations contained therein, the following payments (including imputed interest), are required under the terms of the financing discussed in Note 2 (in thousands):

                                            Within   2-3    4-5  After 5
              Obligations           Total   1 Year  Years  Years  Years
              -----------           -----   ------  -----  -----  -----
        Revolving loan facility  $   21,660    820  20,840   -      -
                                     ======    ===  ====== =====  =====
        Notes Payable - bank     $   12,242  1,421   2,711 2,536  5,574
                                     ======  =====   ===== =====  =====

As noted above, in November 2008 we repaid $14.0 million of the above referenced revolving credit loan out of the proceeds of the sale of ICI.

New Accounting Pronouncements

For a discussion of new accounting standards, see Note 13 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since August 3, 2008.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of November 2, 2008.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the
Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of certain criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by January 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its Directors and Officers ("D&O") insurance policy. As of November 2, 2008, the Company has aggregate claims of approximately $7,657,000 (net of a deductible of $500,000) and has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", the Company is not permitted to record a potential claim for recovery under its insurance policy. While there are no assurances, the Company believes its aggregate claims of approximately $7,657,000 represent a loss under its D&O policy and such costs are recoverable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A -  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 - "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended August 3, 2008, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended August 3, 2008 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

     None

Item 3 - Defaults Upon Senior Securities:

     None
                                       17

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

DATE: December 16, 2008