Form 10-Q
period 2009-02-01
HERLEY INDUSTRIES INC /NEW
filed 2009-03-12
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   February 1, 2009
                                  ----------------
                                       or

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                  Number)

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

As of March 11, 2009 - 13,559,427 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements:

           Condensed Consolidated Balance Sheets -
             February 1, 2009 (Unaudited) and August 3, 2008                                        2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen and twenty-six weeks ended February 1, 2009
               and for the fourteen and twenty-seven weeks ended February 3, 2008                   3

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             twenty-six weeks ended February 1, 2009
               and for the twenty-seven weeks ended February 3, 2008                                4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         5

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         12

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       17

Item 1A-   Risk Factors                                                                            18

Item 6 -   Exhibits                                                                                18

Signatures                                                                                         18

Part I - Financial Information
Item I - Financial Statements

                  HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                     February 1,
                                                                        2009       August 3,
                                                                     (Unaudited)     2008
                                                                      ---------    ---------
                                ASSETS
Current Assets:
        Cash and cash equivalents                                     $   11,922  $  14,347
        Trade accounts receivable, net                                    26,146     27,003
        Income Taxes Receivable                                            2,346      2,056
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts and claims                14,712     19,490
        Other receivables                                                  2,227      1,286
        Inventories, net                                                  64,638     61,559
        Deferred income taxes                                             17,151     11,263
        Other current assets                                               1,827      1,276
                                                                         -------    -------
              Total Current Assets                                       140,969    138,280
Property, Plant and Equipment, net                                        33,533     30,552
Goodwill                                                                  85,456     73,900
Intangibles, net of accumulated amortization of $5,793
        at February 1, 2009 and $7,505 at August 3, 2008                  12,888     16,145
Other Assets                                                                 994        541
                                                                         -------    -------
              Total Assets                                            $  273,840  $ 259,418
                                                                         =======    =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                             $    2,113  $   1,394
        Current portion of employment settlement agreement -
            (net of imputed interest of $105 at February 1, 2009
              and $138 at August 3, 2008)                                  1,152      1,119
        Current portion of litigation settlement -
            (net of imputed interest of $12 at February 1, 2009
              and $46 at August 3, 2008)                                     988        954
        Accounts payable and accrued expenses                             21,329     27,546
        Billings in excess of costs incurred and
            income recognized on uncompleted contracts                        53        613
        Income taxes payable                                                -            43
        Accrual for contract losses                                        3,357      2,994
        Accrual for warranty costs                                         1,035      1,142
        Advance payments on contracts                                     13,266      8,120
                                                                         -------    -------
              Total Current Liabilities                                   43,293     43,925
Long-term Debt                                                            17,909      7,092
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $294 at February 1, 2009
      and $387 at August 3, 2008)                                          2,506      3,074
Long-term Portion of litigation settlement -
    (net of imputed interest of $78 at February 1, 2009
      and $108 at August 3, 2008)                                            922        892
Other Long-term Liabilities                                                1,972      1,652
Deferred Income Taxes                                                     14,235      8,839
Accrued Income Taxes Payable                                                 516        509
                                                                         -------    -------
              Total Liabilities                                           81,353     65,983
                                                                         -------    -------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized 20,000,000 shares;
          issued and outstanding 13,559,427 at February 1, 2009,
         and 13,521,902 at August 3, 2008                                  1,356      1,352
        Additional paid-in capital                                       102,066    101,403
        Retained earnings                                                 89,872     89,058
        Accumulated other comprehensive (loss) income                       (807)     1,622
                                                                         -------    -------
              Total Shareholders' Equity                                 192,487    193,435
                                                                         -------    -------
              Total Liabilities and Shareholders' Equity              $  273,840  $ 259,418
                                                                         =======    =======

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands except per share data)

                                                                  Thirteen      Fourteen      Twenty-six     Twenty-seven
                                                                 weeks ended    weeks ended    weeks ended    weeks ended
                                                                February 1,    February 3,    February 1,     February 3,
                                                                    2009          2008           2009            2008
                                                                -------------  ------------   ------------  ---------------

Net sales                                                     $       39,974 $      32,167  $      75,318 $          64,705
                                                                -------------  ------------   ------------  ---------------
Cost and expenses:
         Cost of products sold                                        30,303        26,726         59,044            49,952
         Selling and administrative expenses                           7,047         7,363         14,370            14,438
         Net loss (gain) on sale of assets                                45         -               (573)            -
         Litigation costs                                              -               585            558             1,098
         Litigation settlement                                         -             -              -                 6,042
                                                                -------------  ------------   ------------  ---------------
                                                                      37,395        34,674         73,399            71,530

         Operating income (loss)                                       2,579        (2,507)         1,919            (6,825)
                                                                -------------  ------------   ------------  ---------------
Other (expense) income:
         Investment income                                                18           374             36               791
         Interest expense                                               (476)         (238)          (699)             (263)
         Foreign exchange transactions losses                            (30)         (194)          (390)              (48)
                                                                -------------  ------------   ------------  ---------------
                                                                        (488)          (58)        (1,053)              480
                                                                -------------  ------------   ------------  ---------------

         Income (loss) from continuing operations
             before income taxes                                       2,091        (2,565)           866            (6,345)
         Income taxes benefit                                            (62)          (23)          (404)           (1,574)
                                                                -------------  ------------   ------------  ---------------

         Income (loss) from continuing operations             $        2,153 $      (2,542) $       1,270 $          (4,771)
                                                                -------------  ------------   ------------  ---------------
Discontinued operations (Note 3):
         Loss from operations of discontinued subsidiary               -            (1,593)          (734)           (2,132)
         Income taxes benefit                                          -              (295)          (278)             (472)
                                                                -------------  ------------   ------------  ---------------
         Loss from discontinued operations                                 -        (1,298)          (456)           (1,660)
                                                                -------------  ------------   ------------  ---------------

Net income (loss)                                             $        2,153 $      (3,840) $         814 $          (6,431)
                                                                =============  ============   ============  ===============

Earnings (loss) per common share - Basic
         Income (loss) from continuing operations             $     .16      $    (.19)     $     .09     $      (.35)
         Loss from discontinued operations                           -            (.09)          (.03)           (.12)
                                                                -------------  ------------   ------------  ---------------
         Net income (loss) - basic                            $     .16      $    (.28)     $     .06     $      (.47)
                                                                =============  ============   ============  ===============

         Basic weighted average shares                             13,550        13,617         13,537          13,791
                                                                =============  ============   ============  ===============

Loss per common share - Diluted
         Income (loss) from continuing operations             $     .16      $    (.19)     $     .09     $      (.35)
         Loss from discontinued operations                           -            (.09)          (.03)           (.12)
                                                                -------------  ------------   ------------  ---------------
         Net income (loss) - diluted                          $     .16      $    (.28)     $     .06     $      (.47)
                                                                =============  ============   ============  ===============

         Diluted weighted average shares                           13,746        13,617         13,949          13,791
                                                                =============  ============   ============  ===============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    Twenty-six   Twenty-seven
                                                                    weeks ended  weeks ended
                                                                    February 1,  February 3,
                                                                       2009         2008
                                                                    -----------  ------------
Cash flows from operating activities:
      Net income (loss)                                             $     814    $  (6,431)
                                                                     --------     --------
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation and amortization                                4,161        3,718
           (Gain) loss on sale of fixed assets                           (573)           8
           Loss from goodwill impairment of discontinued subsidiary     1,000          -
           Stock-based compensation costs                                 293          513
           Excess tax benefit from exercises of stock options             (61)         (47)
           Litigation settlement costs                                    -          5,942
           Imputed interest                                               190          226
           Foreign exchange transaction losses (gains)                    -             48
           Inventory valuation reserve charges                            723          859
           Reduction in accrual for contract losses                       -           (826)
           Warranty reserve charges                                       817          566
           Deferred tax benefit                                          (474)      (2,391)
           Changes in operating assets and liabilities
               Cash of discontinued subsidiary                           (712)         -
               Trade accounts receivable                               (1,062)       8,638
               Income taxes receivable                                   (290)         -
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and claims       3,620       (4,331)
               Other receivables                                          (28)         (95)
               Inventories                                             (3,143)      (3,914)
               Other current assets                                      (622)        (809)
               Accounts payable and accrued expenses                   (5,543)       1,042
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts               109          765
               Income taxes payable                                        18          113
               Accrual for contract losses                                (92)         452
               Employment settlement payments                            (661)        (705)
               Litigation settlement payments                             -         (2,500)
               Advance payments on contracts                            5,381         (209)
               Other, net                                                (450)        (462)
                                                                     --------     --------
                    Total adjustments                                   2,601        6,601
                                                                     --------     --------
           Net cash provided by operating activities                    3,415          170
                                                                     --------     --------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired of $417           (30,010)         -
      Proceeds from sale of discontinued subsidiary                    15,000          -
      Capital expenditures                                             (2,622)      (2,886)
                                                                     --------     --------
           Net cash used in investing activities                      (17,632)      (2,886)
                                                                     --------     --------
Cash flows from financing activities:
      Borrowings under bank line of credit                             24,000        9,400
      Borrowings - other                                               10,000          -
      Proceeds from exercise of stock options                             313          170
      Excess tax benefit from exercises of stock options                   61           47
      Payments of long-term debt                                       (1,010)        (733)
      Payments under bank line of credit                              (21,500)      (9,400)
      Purchase of treasury stock                                          -         (7,138)
                                                                     --------     --------
           Net cash provided by (used in) financing activities         11,864       (7,654)
                                                                     --------     --------
Effect of exchange rate changes on cash                                   (72)          (3)
                                                                     --------     --------
           Net (decrease) in cash and cash equivalents                 (2,425)     (10,373)
Cash and cash equivalents at beginning of period                       14,347       35,181
                                                                     --------     --------
Cash and cash equivalents at end of period                          $  11,922    $  24,808
                                                                     ========     ========

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

     The results of operations for the fourteen and twenty-seven weeks ended February 3, 2008 have been restated to reflect the sale of Innovative Concepts, Inc. ("ICI") in the first quarter of fiscal 2009.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the operations of a discontinued subsidiary and the acquisition of a business as discussed in Notes 3 and 2, respectively) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies included in the Company's 2008 Annual Report on Form 10-K for the fiscal year ended August 3, 2008 as filed with the Securities and Exchange Commission ("SEC"). The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the August 3, 2008 audited financial statements. The consolidated balance sheet at August 3, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. The remaining accrual for contract losses as of July 29, 2007 associated with the ICI acquisition in the amount of $826,000 was eliminated in the twenty-seven weeks ended February 3, 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract had expired.

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

     The following information is provided with respect to the operations of Eyal from September 1, 2008 to February 1, 2009 (in thousands):

                      Net Sales               $ 8,433
                                                =====
                      Operating income            336
                                                  ===
                      Income before income taxes  308
                                                  ===

     The preliminary allocation of the aggregate purchase price (including acquisitions costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed including the fair value of identified intangible assets is as follows:

                  Aggregate purchase price           $ 30,427
                                                      =======

                  Current assets                    $   8,499
                  Furniture and equipment               3,721
                  Intangibles                           5,446
                  Goodwill                             17,039
                  Current liabilities                  (3,920)
                  Other long-term liabilities            (358)

     The  final   determination  of  the  fair  value  of  assets  acquired  and liabilities assumed and the final allocation of the purchase price is expected to be completed in the fourth quarter of fiscal 2009 and may differ from the amounts included in the accompanying condensed consolidated financial statements.

3.   Disposals of long-lived assets

     On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15 million in cash of which $750,000 is held in escrow as security for certain indemnification obligations. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposal of the business of ICI is presented as discontinued operations in the condensed consolidated financial statements. Net assets of $347,000 related to a subsidiary of ICI are included in other current assets.

     Discontinued operations
     -----------------------

     The following results of operations of ICI have been presented as loss from discontinued operations in the consolidated statement of operations:

                                                    Twenty-six      Twenty-seven        Fourteen
                                                     weeks ended     weeks ended      weeks ended
                                                    February 1,      February 3,      February 3,
                                                       2009             2008              2008
                                                    ------------   ----------------  ---------------

Net sales                                         $       5,953  $           5,850 $          2,494
Cost of products sold and other expenses                  5,687              7,982            4,087
Impairment of goodwill                                    1,000              -                -
                                                    ------------   ----------------  ---------------
Loss before income taxes                                   (734)            (2,132)          (1,593)
Income taxes benefit                                       (278)              (472)            (295)
                                                    ------------   ----------------  ---------------
Loss from discontinued operations                 $        (456) $          (1,660)$         (1,298)
                                                    ============   ================  ===============

     Disposal of other long lived assets
     -----------------------------------


     On October 31,  2008,  we  completed  the sale of the assets of our machine shop located at our MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing Note. The Note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in other receivables and the balance of $552,000 is included in other assets on the Condensed Consolidated Balance Sheet at February 1, 2009. The sale of assets resulted in a net gain of approximately $618,000 as included in the results of continuing operations in the six months ended February 1, 2009.

4.   Goodwill and Intangibles

     The changes in Goodwill and Intangible assets during the twenty-six weeks ended February 1, 2009 is as follows (in thousands):

                                                                            Goodwill      Intangibles
                                                                           ------------   ------------
Balance at August 3, 2008                                               $       73,900 $       16,145
Goodwill and intangibles acquired - Eyal                                        17,039          5,446
Impairment of Goodwill - discontinued operations                                (1,000)        -
Goodwill and Intangibles of discontinued business                               (3,047)        (7,118)
Foreign currency translation adjustment                                         (1,436)          (216)
                                                                           ------------   ------------
                                                                                85,456         14,257
Less  amortization for the twenty-six weeks ended February 1, 2009              -              (1,369)
                                                                           ------------   ------------
                                                                        $       85,456 $       12,888
                                                                           ============   ============

5.   Inventories

     The major components of inventories are as follows (in thousands):

                                                           February 1,    August 3,
                                                              2009         2008
                                                          -------------  ----------
Purchased parts and raw materials                       $       32,145 $    32,439
Work in process                                                 38,482      33,663
Finished products                                                2,319       2,623
                                                          -------------  ----------
                                                                72,946      68,725
Less:
   Allowance for obsolete and slow moving inventory              6,930       6,476
   Unliquidated progress payments                                1,378         690
                                                          -------------  ----------
                                                        $       64,638 $    61,559
                                                          =============  ==========

6.   Income Taxes

     The income taxes benefit related to continuing operations for the twenty-six weeks ended February 1, 2009 was $0.4 million as compared to a benefit of $1.6 million through the prior year's second quarter. The estimated effective income tax rate for fiscal 2009 is 22.9% which is less than the statutory rate of 35.0% primarily due to the Company's foreign earnings attributable to its Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2009, thereby reducing the effective income tax rate by approximately 6%; and the benefit from the carryback of unused research and development credits to fiscal year 2005 reducing the effective tax rate by approximately 5.5%.

     In November 2009 the Company sold the stock of ICI for $15.0 million. The stock sale has been treated as a sale of assets for tax purposes generating a tax loss of approximately $13.5 million. Deferred taxes of approximately $5.2 million have been recorded as a result of the loss. In addition a deferred tax liability of approximately $5.2 million has been recorded with respect to the tax basis difference versus book basis of amortizable intangibles and fixed assets.

7.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and fourteen, and the twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008, respectively (in thousands):

                                                     Thirteen         Fourteen       Twenty-six       Twenty-seven
                                                   weeks ended      weeks ended      weeks ended       weeks ended
                                                   February 1,      February 3,      February 1,       February 3,
                                                       2009             2008            2009              2008
                                                 ---------------  ---------------  --------------   ----------------
Balance at beginning of period                   $       1,016    $      1,081     $    1,142       $       1,106
Provision for warranty obligations                         556             218            899                 566
Warranty liability of business sold                      -                -              (250)              -
Warranty costs charged to the reserve                     (537)           (282)          (756)               (655)
                                                 ---------------  ---------------  --------------   ----------------
Balance at end of period                         $       1,035    $      1,017     $    1,035       $       1,017
                                                 ===============  ===============  ==============   ================

8.   Litigation

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of certain criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by June 1, 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by May 31 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Action.

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters and the prior criminal proceedings under its Directors and Officers ("D&O") insurance policy. As of November 2, 2008, the Company has aggregate claims of approximately $7,657,000 (net of a deductible of $500,000) and has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

     The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", the Company is not permitted to record a potential claim for recovery under its insurance policy. While there are no assurances, the Company believes its aggregate claims of approximately $7,657,000 represent a loss under its D&O policy and such costs are recoverable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2,236,000.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

9.   Comprehensive Income (Loss)

     Comprehensive income (loss) for the periods presented is as follows (in thousands):

                                                      Thirteen         Fourteen        Twenty-six      Twenty-seven
                                                    weeks ended      weeks ended      weeks ended       weeks ended
                                                    February 1,      February 3,      February 1,       February 3,
                                                        2009             2008             2009             2008
                                                   ---------------  ---------------  ---------------  ----------------
Net income (loss)                                  $      2,153     $   (3,840)             814            (6,431)
Unrealized loss on interest rate swap                       (20)           (42)             (28)              (52)
Foreign currency translation loss                          (815)          (188)          (2,401)             (146)
                                                   ---------------  ---------------  ---------------  ----------------
       Comprehensive income (loss)                 $      1,318     $   (4,070)          (1,615)           (6,629)
                                                   ===============  ===============  ===============  ================

     The foreign currency translation loss relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive (loss) income is as follows (in thousands):

                                                       February 1,     August 3,
                                                          2009           2008
                                                      ------------  ------------
Unrealized loss on interest rate swap, net of taxes  $        (82) $        (54)
Foreign currency translation (loss) gain                     (725)        1,676
                                                      ------------  ------------
                                                     $       (807) $      1,622
                                                      ============  ============

10.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note N of the Company's August 3, 2008 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors.

     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of $145,000 and $266,000 for the thirteen and fourteen weeks ended February 1, 2009 and February 3, 2008, respectively; and $293,000 and $513,000 for the twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008, respectively.

     As of February 1, 2009, there were 3,459,700 stock options outstanding. Options for 5,000 shares of common stock at an exercise price of $17.09 per share were granted during the twenty-six weeks ended February 1, 2009 with a fair value of approximately $30,600. The aggregate value of unvested options as of February 1, 2009, as determined using a Black-Scholes option valuation model was approximately $648,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.32 years.

     Options for 37,525 shares of common stock were exercised during the twenty-six weeks ended February 1, 2009 at exercise prices of $7.63 to $8.77 per share; and options for 20,000 shares of common stock expired or were forfeited during the period.

     The total intrinsic value of options exercised during the twenty-six weeks ended February 1, 2009, based on the difference between the Company's stock price at the time of exercise and the related exercise price, was approximately $159,000. There are 3,155,100 vested options outstanding as of February 1, 2009 at a weighted average exercise price of $14.66 and an aggregate intrinsic value of approximately $1,606,000. Included in the vested options outstanding are 2,142,600 options with exercise prices greater than the closing stock price of $11.08 as of February 1, 2009.

11.  Earnings (loss) per Common Share ("EPS")

     The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):

                                                       Thirteen          Fourteen       Twenty-six       Twenty-seven
                                                      weeks ended      weeks ended      weeks ended       weeks ended
                                                      February 1,      February 3,      February 1,       February 3,
                                                         2009              2008            2009              2008
                                                    ----------------  ---------------  --------------   ----------------
Numerator:
      Income (loss) from continuing operations    $          2,153  $         (2,542)$        1,270  $           (4,771)
                                                    ================  ===============  ==============   ================
      Loss from discontinued operations           $          -      $         (1,298)$         (456) $           (1,660)
                                                    ================  ===============  ==============   ================
      Net income (loss)                           $          2,153  $         (3,840)$          814  $           (6,431)
                                                    ================  ===============  ==============   ================
Denominator:
      Basic weighted-average shares                         13,550            13,617         13,537              13,791
      Effect of dilutive securities:
         Employee stock options                                196            -                 412              -
                                                    ----------------  ---------------  --------------   ----------------
      Diluted weighted-average shares                       13,746            13,617         13,949              13,791
                                                    ================  ===============  ==============   ================

      Stock options not included in computation              2,449             3,544          1,911               3,544
                                                    ================  ===============  ==============   ================

      Exercise price range of options excluded       $12.58 - $21.18   $7.25 - $21.18  $12.58 - $21.18    $7.25 - $21.18
                                                    ================  ===============  ==============   ================

     The options which were outstanding as of February 1, 2009 and excluded from the computation in the table above expire at various dates through June 8, 2017. No employee stock options were considered in the computation of diluted per share data for the fourteen and twenty-seven weeks ended February 3, 2008 as their effect is anti-dilutive.

12.  Geographic Information and Major Customers

     Net sales directly to the U.S. Government in the twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008 accounted for approximately 9.8% and 13.9% of net sales, respectively; and in the thirteen and fourteen weeks ended February 1, 2009 and February 3, 2008 net sales directly to the U.S. Government accounted for approximately 8.9% and 12.8% of net sales, respectively. Lockheed Martin and Northrop Grumman each accounted for approximately 12% of net sales in each of the periods presented. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $25,651,000 (34%) and $21,504,000 (34%) in the twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008, respectively; and approximately $14,092,000 (35%) and $10,317,000 (32%)in the thirteen and fourteen weeks ended February 1, 2009 and February 3, 2008, respectively.

     Geographic net sales from continuing operations for the second quarter and year to date based on place of contract performance, were as follows (in thousands):

                         Thirteen         Fourteen        Twenty-six       Twenty-seven
                        weeks ended      weeks ended      weeks ended       weeks ended
                        February 1,      February 3,      February 1,       February 3,
                           2009             2008             2009              2008
                       --------------   --------------   --------------   ----------------
United States        $        29,087 $         25,790 $         56,295  $           53,627
Israel                        10,104            5,518           16,910               9,940
England                          783              859            2,113               1,138
                       --------------   --------------   --------------    ----------------
                     $        39,974 $         32,167 $         75,318  $           64,705
                       ==============   ==============   ==============    ================

     Net property, plant and equipment by geographic area were as follows (in thousands):

                       February 1,     August 3,
                          2009          2008
                      -------------  ------------
United States       $       25,583 $      25,864
Israel                       7,771         4,495
England                        179           193
                      -------------  ------------
                    $       33,533 $      30,552
                      =============  ============

13.  Supplemental Cash Flow information is as follows (in thousands):

                                                           Twenty-six         Twenty-seven
                                                           weeks ended         weeks ended
                                                        February 1, 2009    February 3, 2008
                                                        ----------------    ----------------
Net cash paid during the period for:
   Interest                                                   $ 164               $ 206
   Income taxes                                               $ 249               $ 232

Non-cash financing transactions:
   Retirement of 493,938 shares of treasury stock               -               $ 7,138

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

15.  Related Party Transactions

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the thirteen and twenty-six weeks ended February 1, 2009 was approximately $72,000 and $143,000, respectively; and for the fourteen and twenty-seven weeks ended February 3, 2008 was approximately $73,000 and $142,000, respectively.

     The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the thirteen and twenty-six weeks ended February 1, 2009 was approximately $188,000 and $403,000, respectively; and for the fourteen and twenty-seven weeks ended February 3, 2008 was approximately $187,000 and $298,000, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and current economic conditions as well as the factors set forth in this report and in our public filings with the Securities and Exchange Commission.

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

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources." This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, the other unaudited financial data included elsewhere in this 10-Q and our 2008 Annual Report Form 10-K.

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


                                Second Quarter                            Six Months Year-to-Date
                            ------------------------------------    ------------------------------------

                               2009        2008      % Change          2009        2008      % Change
                            ------------------------------------    ------------------------------------
Key performance metrics
Net sales                       $39,974     $32,167        24 %         $75,318     $64,705        16 %
Gross profit                     $9,671      $5,441        78 %         $16,274     $14,753        10 %
Gross profit percentage           24.2%       16.9%                       21.6%       22.8%
Operating income (loss)          $2,579     ($2,507)                     $1,919     ($6,825)
Backlog                        $177,760    $142,431        25 %        $177,760    $142,431        25 %

During the second quarter, we completed the divestiture of ICI which is reported as discontinued operations. The table above and discussion which follows excludes the performance results of ICI. During the first quarter we completed the acquisition of Eyal Microwave in Israel and its results are included within the results from continuing operations beginning in September of fiscal 2009. The closure of our manufacturing operation at Farmingdale is essentially complete following the transition of its business to four other Herley manufacturing locations.

The operational improvement initiatives that began in fiscal 2008 are continuing and are impacting results across our operating facilities. We established four improvement objectives across all locations: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We motivated our employees to actively engage in this program and we are pleased with the excitement and participation across the Company. This process improvement culture is taking root in our operations and we reasonably expect the success of the program to continue. However, there are no representations as to future results or performance or that targeted achievements will be realized.

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

The Company ended the second quarter with a strong backlog; up 25% over the second quarter of fiscal 2008, and up 28% over the level of backlog at the start of the current fiscal year. This includes an increase of 12% attributable to the acquisition of Eyal. The overall prospect for new business continues to be promising as proposal activity remains high. We continue to face a number of operational challenges across our locations and we are addressing those challenges aggressively. This includes the continued implementation of cost containment measures throughout our Company, including the reduction of personnel.

Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges facing our Company and we remain optimistic that the Company's performance should continue to improve.

Thirteen weeks ended February 1, 2009 and fourteen weeks ended February 3, 2008
-------------------------------------------------------------------------------

Net sales from continuing operations for the thirteen weeks ended February 1, 2009 were approximately $40.0 million, as compared to $32.2 million in the fourteen weeks ended February 3, 2008, an increase of $7.8 million (24%). The increase in net sales is primarily due to:

o an approximate $5.1 million revenue increase resulting from the acquisition of Eyal in Israel that occurred during the first quarter of the current fiscal year;
o an increase of approximately $2.8 million in revenue at Herley Lancaster, driven by improved productivity versus the second quarter of fiscal 2008, during which the facility experienced significant supplier quality issues
     relating  to  printed  circuit  boards  and  plating;   and
o    revenue of approximately $0.8 million for data items at Herley Farmingdale.

Domestic and foreign sales from all locations were 65% and 35%, respectively, of total net sales from continuing operations in the second quarter, versus 68% and 32% respectively in the prior year second quarter.

Gross profit in the thirteen weeks ended February 1, 2009 was approximately $9.7 million (24% of net sales) versus approximately $5.4 million (17% of net sales) in the second quarter of fiscal 2008, an increase of $4.3 million. The primary contributors to the increase in the gross profit margin for the quarter are the following:

o an increase in gross profit of approximately $1.8 million at Herley Lancaster, driven by higher sales volume achieved through improved productivity, supplier quality, and manufacturing throughput relative to the second quarter of last year;

o a gross profit increase of approximately $1.2 million at MSI, largely driven by favorable sales mix related to shipments of an avionics suite for a supersonic sea skimming target and to lower IR&D spending;

o gross profit of approximately $1.0 million attributable to the acquisition of Eyal which was completed during the first quarter of the current fiscal year; and

o an increase in gross profit of approximately $0.8 million at Herley New England related to favorable sales mix and manufacturing efficiencies.

Offsetting these increases was:

o approximately $0.7 million decrease in gross profit at Herley Farmingdale due to reduced sales and manufacturing volume, as the facilities operations continued to transition to other Herley manufacturing sites, as well as an increase of $0.5 million in the reserve for losses on a contract.

Selling and administrative expenses for the thirteen weeks ended February 1, 2009 were $7.0 million versus $7.4 million for the fourteen weeks ended February 3, 2008. Selling and administrative expenses include $0.7 million of expenses associated with the acquisition of Eyal, acquired during the first quarter of the current fiscal year. As a percentage of net sales, selling and administrative expenses were 17.7% in the second quarter of fiscal 2009, versus 22.9% in the second quarter of last year.

Litigation costs in the second quarter of fiscal 2008 were $0.6 million. We anticipate our legal costs during the second half of fiscal 2009 to increase as we prepare for the securities litigation discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Income from continuing operations before income taxes for the thirteen weeks ended February 1, 2009 was $2.1 million, versus an operating loss of $2.6 million for the fourteen weeks ended February 3, 2008, an increase of $4.7 million. This improvement mostly results from sales volume gains at Herley Lancaster driven by productivity and supply chain improvements, favorable sales mix at MSI and Herley New England, and the accretive impact of the recently acquired Eyal.

Other net expenses increased $0.5 million in the second quarter of fiscal 2009 over the second quarter of the prior fiscal year. Investment income declined by $0.4 million versus the same period of the prior year mostly due to the elimination of the investment of excess cash balances. Interest expense of $0.5 million represents an increase of $0.3 million over the same fiscal quarter of the previous year due to debt incurred for the purchase of Eyal.

The income taxes benefit related to continuing operations in the second quarter of fiscal 2009 relates to the carryback of unused research and development credits to fiscal year 2005. The estimated effective income tax rate for fiscal 2009 of 22.9% is lower than the statutory rate of 35% primarily due to the Company's foreign earnings attributable to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2009, thereby reducing the effective income tax rate by approximately 6%; and the benefit from the carryback of unused research and development credits to fiscal year 2005 reducing the effective tax rate by approximately 5.5%.

Basic and diluted earnings per common share from continuing operations for the thirteen weeks ended February 1, 2009 were $.16 per common share each, as compared to basic and diluted loss per common share from continuing operations of ($.19) each in the prior year's second quarter. The prior year's second quarter also includes a loss of ($.09) per basis and diluted common share from discontinued operations.

Twenty-six weeks ended February 1, 2009 and twenty-seven weeks ended February 3,
--------------------------------------------------------------------------------
2008
----

Net sales for the twenty-six weeks ended February 1, 2009 were $75.3 million compared to $64.7 million in the first twenty-seven weeks of fiscal 2008, an increase of $10.6 million (16%). The increase in net sales is primarily related to:

o an increase of $8.4 million in revenue due to the inclusion of five months of Eyal which was acquired in Israel during the first quarter of the current fiscal year,

o an increase in sales at Herley Lancaster of $4.5 million driven by improved productivity versus the first half of fiscal 2008, during which the facility experienced significant supplier quality issues relating to printed circuit boards and plating, and

o an increase in revenues of approximately $1.0 million at Herley New England as two programs transitioned into production.

Offset by:

o a decrease in shipments at Herley Farmingdale of approximately $2.5 million due to the transition of its contracts to other Herley sites, and

o a decrease in shipments at Herley Israel of approximately $1.5 million due to the focus on the transition of certain contracts from the Herley Farmingdale facility.

Domestic and foreign sales were 66% and 34%, respectively, of net sales in the twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008, respectively.

Gross profit in the twenty-six weeks ended February 1, 2009 was $16.3 million (22% of net sales) compared to $14.8 million (23% of net sales) in the first half of fiscal 2008; an increase of $1.5 million. The increase is due to the following:

o an increase in gross profit of $1.8 million at Herley Lancaster, driven by higher sales volume achieved through improved productivity, supplier quality, and manufacturing throughput relative to the first half of last year;

o an increase in gross profit of $1.5 million due to the inclusion of the financial results of Eyal,

o an increase in gross profit of $0.9 million related to favorable sales mix including shipments of an avionics suite for a supersonic sea skimming target, and improved productivity at MSI,

o an increase in gross profit of $0.8 million at Herley New England due to favorable sales mix and productivity improvements; and

o    gross profit improvement at EWST of $0.6 million.

These gross profit gains were offset by:

o a reduction in gross profit of $2.8 million at Herley Farmingdale, mostly related to the reduction in sales resulting from the transition of existing programs to other Herley manufacturing sites and the provision of $1.1 million in a reserve for losses on a contract; and

o a reduction of $1.4 million in gross profit at Herley Israel due the combined impact of a 6% decrease in the U.S. dollar currency exchange rate on manufacturing costs and reduced sales volume.

Selling and administrative expenses for each of the twenty-six weeks ended February 1, 2009 and the twenty-seven weeks ended February 3, 2008 were $14.4 million. The twenty-six weeks ended February 1, 2009 includes $1.2 million of selling and administrative expenses associated with the Eyal acquisition, including $0.5 million of amortization of intangible assets. Reductions in selling and administrative expenses occurred in commissions of $0.6 million, and the balance in expense reductions in several categories.

Income from continuing operations before income taxes for the twenty-six weeks ended February 1, 2009 was $0.9 million, versus an operating loss of $6.3 million for the twenty-seven weeks ended February 3, 2008, an improvement of $7.2 million. The results of operations in the first half of fiscal 2008 include $7.1 million of litigation related costs versus legal costs of $0.6 million in fiscal 2009. The financial results of Eyal in the current fiscal year contributed $0.3 million to operating income.

Other (expense) income for the twenty-six weeks ended February 1, 2009 was a net expense of $1.1 million, versus net income of $0.5 million in the twenty-seven weeks ended February 3, 2008, a net change of $1.5 million. Investment income declined by $0.8 million versus the same period of the prior year mostly due to a reduction in cash balances. Interest expense of $0.7 million reflects an increase of $0.4 million over the first half of the previous fiscal year primarily due to debt incurred for the purchase of Eyal. Currency exchange transaction losses of $0.4 million recognized in the first half of fiscal year 2009 were $0.3 million higher than the prior fiscal year, reflecting a further weakening of the United States dollar.

The income taxes benefit related to continuing operations in the first half of fiscal 2009 was $0.4 million as compared to a benefit of $1.6 million in the prior year's first half. The estimated effective tax rate for fiscal year 2009 is approximately 22.9%, which is less than the statutory rate of 35.0% primarily due to the Company's foreign earnings attributable to our Israeli subsidiary which is taxed at an estimated rate of 10% for fiscal 2009, thereby reducing the effective income tax rate by approximately 6%; and the benefit from the carryback of unused research and development credits to fiscal year 2005 reducing the effective tax rate by approximately 5.5%.

Basic and diluted earnings per common share from continuing operations for the twenty-six weeks ended February 1, 2009 were $.09 per common share each; as compared to basic and diluted loss per common share from continuing operations of ($.35) each in the twenty-seven weeks ended February 3, 2008. The twenty-six and twenty-seven weeks ended February 1, 2009 and February 3, 2008 include a loss of ($.03) and ($.12) per basis and diluted common share, respectively from discontinued operations.

Liquidity and Capital Resources
-------------------------------

As of February 1, 2009 and August 3, 2008, working capital was $97.7 million and $94.4 million, respectively, and the ratio of current assets to current liabilities was 3.3 to 1, and 3.1 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $1.4 million at February 1, 2009 and $0.7 million at August 3, 2008. The balance of advanced payments was approximately $13.3 million at February 1, 2009 and $8.1 million at August 3, 2008. The increase relates to a contract at Herley Lancaster for approximately $4.0 million and a contract at MSI for approximately $1.4 million.

Net cash provided by operating activities during the twenty-six weeks ended February 1, 2009 was approximately $3.4 million as compared to $0.2 million during the first half of the prior year, a net increase of approximately $3.2 million. We had net income in the first half of the current fiscal year of $0.8 million versus a loss of $6.4 million in the prior year first half, an improvement of approximately $7.2 million. The first half of fiscal 2008 was impacted by the litigation settlement and related costs of approximately $7.1 million.

Other significant increases in cash provided by operating activities during the twenty-six weeks ended February 1, 2009 include a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of $3.6 million due to the shipment and billing of contracts on percentage of completion, and the receipt of cash advances on the two contracts noted above. Increases in inventory and payments/reductions in accounts payable and accrued expenses account for the significant uses of cash during the first half of fiscal 2009. Herley New England recorded the receipt of approximately $1.3 million of materials related to the ICAP program, and MSI and CTI increased their inventory in anticipation of higher volume in the second half of fiscal 2009.

Net cash used in investing activities relates to the acquisition of Eyal for cash of $30.0 million (including acquisition costs of $0.4 million less cash acquired of $0.4 million), and capital expenditures of $2.6 million. Proceeds from the sale of ICI were $15.0 million of which approximately $0.8 million is held in escrow as security for certain indemnification obligations.

Net cash provided by financing activities of $11.9 million includes borrowings under our bank line of credit of $4.0 million for working capital; and $20.0 million under the credit line plus $10.0 million from a new term loan in Israel to fund the acquisition of Eyal. Payments of $21.5 million and $0.8 million were made relating to our bank line of credit and long-term debt, respectively; and a quarterly payment of approximately $0.3 million was made on the loan in Israel.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash balances. A significant portion of our revenue for fiscal 2009 will be generated from our existing backlog of sales orders. The funded backlog of orders at February 1, 2009 was approximately $178 million. In the event of the cancellation of a significant amount of government contracts included in our backlog, we will be required to rely more heavily on our existing credit facility to fund operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts. As of February 1, 2009, we have approximately $20.1 million available under our bank credit facility (net of outstanding stand-by letters of credit of approximately $14.9 million and borrowings of $5.0 million) and cash of approximately $11.9 million. In November 2008 we repaid $14.0 million of our line of credit loans from the proceeds of the sale of ICI.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K for the fiscal year ended August 3, 2008 under Management's Discussion and Analysis. In addition to the financial obligations contained therein, the following payments (including imputed interest), are required during fiscal 2009 under the terms of the financing discussed in Note 2 (in thousands):

                                    Within   2-3    4-5   After 5
      Obligations           Total   1 Year  Years  Years   Years
      -----------           -----   ------  -----  -----  -------
Revolving loan facility  $    7,660    820   6,840   -      -
                         ==========  =====   ===== =====   =====
Notes Payable - bank     $   12,242  1,421   2,711 2,536   5,574
                         ==========  =====   ===== =====   =====

As noted above, in November 2008 we repaid $14.0 million of the revolving credit loan facility balance out of the proceeds from the sale of ICI.

New Accounting Pronouncements
-----------------------------

For a discussion of new accounting standards, see Note 14 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since August 3, 2008.

Item 4:  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation  of the  Company's  Chief  Executive  Officer  and Chief
          Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of February 1, 2009.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

In June and July 2006, we were served with several class-action complaints against us and certain of our officers in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying our and our former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 18, 2007, the Court granted defendant's motion to stay these actions until after the trial of certain criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by June 1, 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Actions.

In July and August 2006, we and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to our indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The Court also granted defendants' motion to stay the action until after the trial of the criminal matters which were settled out of court in May 2008. On February 8, 2008, the Court issued an Order allowing for certain document discovery to commence. On May 9, 2008, the Court lifted the stay. A Scheduling Order has now been entered requiring the parties to complete discovery by June 1, 2009. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Derivative Action.

We believe we are entitled to recovery of certain legal fees associated with the above matters and the prior criminal proceedings under its Directors and Officers ("D&O") insurance policy. As of November 2, 2008, we have aggregate claims of approximately $7,657,000 (net of a deductible of $500,000) and have received partial payments of approximately $2,236,000. We have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by us. We responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", we are not permitted to record a potential claim for recovery under its insurance policy. While there are no assurances, we believe our aggregate claims of approximately $7,657,000 represent a loss under its D&O policy and such costs are recoverable. In November 2008, we filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2,236,000.

We are involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on our financial position or results of operations.

Item 1A -  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 -"Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended August 3, 2008, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended August 3, 2008 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Under current economic conditions, the potential for changes in US defense spending has increased significantly. Priorities of the new Administration could result in significant changes in the defense budget overall and allocations within the budget to various programs which could affect future funding of programs.

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


                                  HERLEY INDUSTRIES, INC.
                                  -----------------------
                                        Registrant



                                  BY:/S/ Myron Levy
                                     -----------------------------------
                                     Myron Levy, Chief Executive Officer



                                  BY:/S/ Anello C. Garefino
                                     -------------------------------------------
                                     Anello C. Garefino, Chief Financial Officer
DATE: March 12, 2009