Form 10-Q
period 2009-05-03
HERLEY INDUSTRIES INC /NEW
filed 2009-06-11
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended:   May 3, 2009
                                              -----------
                                       or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                      Yes      No
                                  ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer    [X] Accelerated filer   [ ] Non-accelerated filer
[ ] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes   X  No
                                  ---      ---

As of June 8, 2009 - 13,597,927 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I -  FINANCIAL INFORMATION

Item 1 -   Financial Statements:

           Condensed Consolidated Balance Sheets -
             May 3, 2009 (Unaudited) and August 3, 2008                                             2

           Condensed Consolidated Statements of Operations (Unaudited) - For the
             thirteen and thirty-nine weeks ended May 3, 2009
               and for the thirteen and forty weeks ended May 4, 2008                               3

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
             thirty-nine weeks ended May 3, 2009
               and for the forty weeks ended May 4, 2008                                            4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         5

Item 2 -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       18

Item 1A-   Risk Factors                                                                            18

Item 4 -   Submission of Matters to a Vote of Security Holders                                     18

Item 6 -   Exhibits                                                                                18

Signatures                                                                                         19

Part I - Financial Information
Item I - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  May 3,
                                                                                   2009         August 3,
                                                                                (Unaudited)       2008
                                                                                 ---------        ----

Current Assets:
        Cash and cash equivalents                                               $   14,139     $  14,347
        Trade accounts receivable, net                                              27,427        27,003
        Income Taxes Receivable                                                        -           2,056
        Costs incurred and income recognized in excess
          of billings on uncompleted contracts and claims                           15,013        19,490
        Other receivables                                                            1,169         1,286
        Inventories, net                                                            67,261        61,559
        Deferred income taxes                                                       16,364        11,263
        Other current assets                                                         2,171         1,276
                                                                                   -------       -------
               Total Current Assets                                                143,544       138,280
Property, Plant and Equipment, net                                                  33,801        30,552
Goodwill                                                                            85,615        73,900
Intangibles, net of accumulated amortization of $6,421
    at May 3, 2009 and $7,505 at August 3, 2008                                     12,283        16,145
Other Assets                                                                           900           541
                                                                                   -------       -------
               Total Assets                                                     $  276,143     $ 259,418
                                                                                   =======     =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                                       $    1,838     $   1,394
        Current portion of employment settlement agreement -
           (net of imputed interest of $88 at May 3, 2009
           and $138 at August 3, 2008)                                               1,169         1,119
        Current portion of litigation settlement -
           (net of imputed interest of $62 at May 3, 2009
           and $46 at August 3, 2008)                                                  938           954
        Accounts payable and accrued expenses                                       21,420        27,546
        Billings in excess of costs incurred and
           income recognized on uncompleted contracts                                  113           613
        Income taxes payable                                                           -              43
        Accrual for contract losses                                                  4,841         2,994
        Accrual for warranty costs                                                     860         1,142
        Advance payments on contracts                                               17,248         8,120
                                                                                   -------       -------
               Total Current Liabilities                                            48,427        43,925
Long-term Debt                                                                      13,606         7,092
Long-term Portion of Employment Settlement Agreement -
    (net of imputed interest of $254 at May 3, 2009
    and $387 at August 3, 2008)                                                      2,243         3,074
Long-term Portion of litigation settlement -
    (net of imputed interest of $108 at August 3, 2008)                                -             892
Other Long-term Liabilities                                                          2,126         1,652
Deferred Income Taxes                                                               13,936         8,839
Accrued Income Taxes Payable                                                           516           509
                                                                                   -------       -------
               Total Liabilities                                                    80,854        65,983
                                                                                   -------       -------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $10 par value; authorized 20,000,000 shares;
         issued and outstanding 13,559,427 at May 3, 2009,
         and 13,521,902 at August 3, 2008                                            1,356         1,352
        Additional paid-in capital                                                 102,231       101,403
        Retained earnings                                                           92,295        89,058
        Accumulated other comprehensive (loss) income                                 (593)        1,622
                                                                                   -------       -------
               Total Shareholders' Equity                                          195,289       193,435
                                                                                   -------       -------
               Total Liabilities and Shareholders' Equity                       $  276,143     $ 259,418
                                                                                   =======       =======

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands except per share data)

                                                                                               Thirty-nine         Forty
                                                                    Thirteen weeks ended       weeks ended      weeks ended
                                                                    May 3,         May 4,        May 3,           May 4,
                                                                     2009           2008          2009             2008
                                                                 -------------  -------------  ------------   ----------------

Net sales                                                      $       41,811 $       33,516 $     117,129 $           98,221
                                                                 -------------  -------------  ------------   ----------------
Cost and expenses:
         Cost of products sold                                         30,613         27,030        89,658             76,982
         Selling and administrative expenses                            7,513          7,540        22,049             21,978
         Gain on sale of assets                                           -              -            (573)               -
         Litigation costs                                                 664          1,163         1,055              2,261
         Litigation settlement                                            -            9,500           -               15,542
                                                                 -------------  -------------  ------------   ----------------
                                                                       38,790         45,233       112,189            116,763

         Operating income (loss)                                        3,021        (11,717)        4,940            (18,542)
                                                                 -------------  -------------  ------------   ----------------
Other (expense) income:
         Interest income and other                                         58            154            94                945
         Interest expense                                                (246)          (163)         (945)              (426)
         Foreign exchange transactions gains (losses)                     157             42          (233)                (6)
                                                                 -------------  -------------  ------------   ----------------
                                                                          (31)            33        (1,084)               513
                                                                 -------------  -------------  ------------   ----------------

         Income (loss) from continuing operations
             before income taxes                                        2,990        (11,684)        3,856            (18,029)
         Provision for income taxes (benefit)                             567         (7,258)          163             (8,832)
                                                                 -------------  -------------  ------------   ----------------

         Income (loss) from continuing operations              $        2,423 $       (4,426)$       3,693 $           (9,197)
                                                                 -------------  -------------  ------------   ----------------
Discontinued operations (Note 3):
         Income (loss) from operations of discontinued subsidiary          -             826          (734)            (1,306)
         Income taxes benefit                                              -              (8)         (278)              (480)
                                                                 -------------  -------------  ------------   ----------------
         Income (loss) from discontinued operations                        -             834          (456)              (826)
                                                                 -------------  -------------  ------------   ----------------

Net income (loss)                                              $        2,423 $       (3,592)$       3,237 $          (10,023)
                                                                 =============  =============  ============   ================

Earnings (loss) per common share - Basic
         Income (loss) from continuing operations              $     .18      $    (.33)     $     .27      $      (.67)
         Income (loss) from discontinued operations                    -            .06           (.03)            (.06)
                                                                 -------------  -------------  ------------   ----------------
         Net income (loss) - basic                             $     .18      $    (.27)     $     .24      $      (.73)
                                                                 =============  =============  ============   ================

         Basic weighted average shares                              13,559         13,507        13,545           13,696
                                                                 =============  =============  ============   ================

Earnings (loss) per common share - Diluted
         Income (loss) from continuing operations              $     .18      $    (.33)     $     .27      $      (.67)
         Income (loss) from discontinued operations                   -             .06           (.03)            (.06)
                                                                 -------------  -------------  ------------   ----------------
         Net income (loss) - diluted                           $     .18      $    (.27)     $     .24      $      (.73)
                                                                 =============  =============  ============   ================

         Diluted weighted average shares                            13,721         13,507        13,774           13,696
                                                                 =============  =============  ============   ================

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                   Thirty-nine    Forty
                                                                   weeks ended  weeks ended
                                                                    May 3,       May 4,
                                                                     2009         2008
                                                                   ----------   ----------
Cash flows from operating activities:
      Net income (loss)                                         $      3,237 $    (10,023)
                                                                   ----------   ----------
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
           Depreciation and amortization                               6,374        5,573
           (Gain) loss on sale of fixed assets                          (573)           8
           Loss from goodwill impairment of discontinued subsidiary    1,000          -
           Stock-based compensation costs                                458          800
           Excess tax benefit from exercises of stock options            (61)         (57)
           Litigation settlement costs                                   -         15,442
           Imputed interest                                              275          347
           Foreign exchange transaction losses                           -             48
           Inventory valuation reserve charges                         1,164        1,287
           Reduction in accrual for contract losses                      -           (826)
           Warranty reserve charges                                    1,130          848
           Deferred taxes                                                 16       (4,999)
           Changes in operating assets and liabilities
               Cash of discontinued subsidiary                          (712)         -
               Trade accounts receivable                              (2,285)       4,416
               Income taxes receivable                                 2,056       (1,237)
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and claims      3,477       (5,385)
               Other receivables                                       1,020       (1,021)
               Inventories                                            (6,167)      (9,876)
               Other current assets                                     (965)        (477)
               Accounts payable and accrued expenses                  (6,094)      10,079
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts              175          428
               Income taxes payable                                       18       (2,543)
               Accrual for contract losses                             1,420          -
               Employment settlement payments                           (964)      (1,034)
               Litigation settlement payments                         (1,000)      (4,000)
               Advance payments on contracts                           9,361          (52)
               Other, net                                               (224)        (531)
                                                                   ----------   ----------
                    Total adjustments                                  8,899        7,238
                                                                   ----------   ----------
           Net cash provided by (used in) operating activities        12,136       (2,785)
                                                                   ----------   ----------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired of $417          (30,010)         -
      Proceeds from sale of discontinued subsidiary                   15,000          -
      Capital expenditures                                            (4,524)      (3,912)
                                                                   ----------   ----------
           Net cash used in investing activities                     (19,534)      (3,912)
                                                                   ----------   ----------
Cash flows from financing activities:
      Borrowings under bank line of credit                            31,000       13,900
      Borrowings - other                                              10,000          -
      Proceeds from exercise of stock options                            313          225
      Excess tax benefit from exercises of stock options                  61           57
      Payments of long-term debt                                      (1,595)      (1,044)
      Payments under bank line of credit                             (32,500)     (13,900)
      Purchase of treasury stock                                         -         (7,138)
                                                                   ----------   ----------
           Net cash provided by (used in) financing activities         7,279       (7,900)
                                                                   ----------   ----------
Effect of exchange rate changes on cash                                  (89)          (1)
                                                                   ----------   ----------
           Net decrease in cash and cash equivalents                    (208)     (14,598)
Cash and cash equivalents at beginning of period                      14,347       35,181
                                                                   ----------   ----------
Cash and cash equivalents at end of period                      $     14,139 $     20,583
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

     The results of operations for the thirteen and forty weeks ended May 4, 2008 have been restated to reflect the sale of Innovative Concepts, Inc. ("ICI") in the first quarter of fiscal 2009. (See Note 3.)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. An adjustment of approximately $2.0 million was made during the quarter ended May 3, 2009 to reflect an increase in the estimated losses related to contracts transferred from the Company's
     Farmingdale location to other facilities; and a reduction in estimated costs to complete a contract accounted for under percentage of completion was made resulting in an increase in gross profit of approximately $1.3 million in the quarter. The accrual for contract losses as of July 29, 2007 associated with the ICI acquisition in the amount of $826,000 was eliminated in the forty weeks ended May 4, 2008 (which is included in the results of operations of discontinued subsidiary) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract had expired.

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

     The preliminary allocation of the aggregate purchase price (including acquisitions costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed including the fair value of identified intangible assets is as follows (in thousands):

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

     Net assets of approximately $284,000 at May 3, 2009 related to a subsidiary of ICI previously held for sale have been reclassified to the respective balance sheet captions since the Company no longer intends to dispose of the subsidiary.

     Discontinued operations
     -----------------------

     The following results of operations of ICI have been presented as loss from discontinued operations in the consolidated statement of operations (in thousands):

                                                Thirty-nine         Forty           Thirteen
                                                 weeks ended     weeks ended      weeks ended
                                                  May 3,           May 4,            May 4,
                                                   2009             2008              2008
                                                   ----             ----              ----
Net sales                                     $       5,953  $          10,908 $          5,058
Cost of products sold and other expenses              5,687             12,214            4,232
Impairment of goodwill                                1,000           -                -
                                                ------------   ----------------  ---------------
Loss before income taxes                               (734)            (1,306)             826
Income taxes benefit                                   (278)              (480)              (8)
                                                ------------   ----------------  ---------------
Loss from discontinued operations             $        (456) $            (826)$            834
                                                ============   ================  ===============

     Disposal of other long-lived assets
     -----------------------------------
     On October 31,  2008,  we  completed  the sale of the assets of our machine shop located at our MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing Note. The Note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in other receivables and the balance of $521,000 is included in other assets on the Condensed Consolidated Balance Sheet at May 3, 2009. The sale of assets resulted in a net gain of approximately $618,000 and is included in the results of continuing operations in the thirty-nine weeks ended May 3, 2009.

4.   Goodwill and Intangibles

     The changes in Goodwill and Intangible assets during the thirty-nine weeks ended May 3, 2009 is as follows (in thousands):

                                                                            Goodwill      Intangibles
                                                                            --------      -----------
Balance at August 3, 2008                                               $       73,900 $       16,145
Goodwill and intangibles acquired - Eyal                                        17,039          5,446
Impairment of Goodwill - discontinued operations                                (1,000)        -
Goodwill and Intangibles of discontinued business                               (3,047)        (7,118)
Foreign currency translation adjustment                                         (1,277)          (193)
                                                                           ------------   ------------
                                                                                85,615         14,280
Less: amortization for the thirty-nine weeks ended May 3, 2009                  -              (1,997)
                                                                           ------------   ------------
                                                                        $       85,615 $       12,283
                                                                           ============   ============

5.   Inventories

     The major components of inventories are as follows (in thousands):

                                                             May 3,      August 3,
                                                              2009         2008
                                                              ----         ----
Purchased parts and raw materials                       $       36,267 $    32,439
Work in process                                                 38,340      33,663
Finished products                                                2,348       2,623
                                                          -------------  ----------
                                                                76,955      68,725
Less:
   Allowance for obsolete and slow moving inventory              7,301       6,476
   Unliquidated progress payments                                2,393         690
                                                          -------------  ----------
                                                        $       67,261 $    61,559
                                                          =============  ==========

6.   Income Taxes

     The provision for income taxes related to continuing operations for the thirty-nine weeks ended May 3, 2009 was $0.2 million as compared to a benefit of $8.8 million for the first nine months of the prior year. The estimated effective income tax rate for fiscal 2009 is 21.4% which is lower than the statutory rate of 35.0% primarily due to a benefit from the carryback of unused research and development credits to fiscal year 2005 and a benefit from the final adjustment to the fiscal year 2008 research and development credit reducing the rate by 6.5% and 4.7%, respectively. The Company's foreign earnings attributable to our Israeli subsidiary, which is taxed at an estimated rate of 10% for fiscal 2009, also reduced the effective income tax rate by approximately 2.0%.

     In November 2008 the Company sold the stock of ICI for $15.0 million. The stock sale has been treated as a sale of assets for tax purposes generating a tax loss of approximately $13.5 million. Deferred taxes of approximately $5.2 million have been recorded as a result of the loss. In addition a deferred tax liability of approximately $5.2 million has been recorded with respect to the tax basis difference versus book basis of amortizable intangibles and fixed assets.

7.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks; the thirty-nine and forty weeks ended May 3, 2009 and May 4, 2008, respectively (in thousands):

                                                                                    Thirty-nine          Forty
                                                      Thirteen weeks ended          weeks ended       weeks ended
                                                     May 3,            May 4,          May 3,            May 4,
                                                     2009              2008            2009              2008
                                                     ----              ----            ----              ----
Balance at beginning of period                 $         1,035   $        1,017  $       1,142   $          1,106
Provision for warranty obligations                         231              282          1,130                848
Warranty liability of business sold                        -                -             (250)               -
Warranty costs charged to the reserve                     (406)            (262)        (1,162)              (917)
                                                 ---------------  ---------------  --------------   ---------------
Balance at end of period                       $           860   $        1,037  $         860   $          1,037
                                                 ===============  ===============  ==============   ===============

8.   Litigation

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its current and former officers and directors ("other defendants") in the United States District Court for the Eastern District of Pennsylvania. The claims are made under
     Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods before June 14, 2006. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 9, 2008, Plaintiffs filed a Motion for Class Certification. On March 4, 2009, all defendants filed an Opposition to Plaintiffs' Motion for Class Certification. On May 18, 2009 Plaintiffs filed a reply in support of their motion for class certification. Oral argument regarding the Plaintiffs' motion for class certification has not yet been scheduled. The parties are currently in the process of completing fact discovery. The Company and the individual defendants are vigorously defending against these lawsuits. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Actions.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The parties are currently in the process of completing fact discovery. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

     By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation doing business as Herley Farmingdale ("GMC") in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and Countermeasures, Inc. doing business as ITT Force Protection Systems ("EDO") in the United States District Court for the Eastern District of New York seeking a Declaratory Judgment, pursuant to 28 U.S.C. ss. 2201 et. seq. and for breach of contract related to EDO's decision to terminate the contract for default. GMC will vigorously pursue these claims and defend against any anticipated counterclaims.

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters and the prior criminal proceedings under its Directors and Officers ("D&O") insurance policy. The Company has an aggregate claim of approximately $7,657,000 (net of a deductible of $500,000) and has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced to us.

     The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and in accordance with the guidance in AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" and Securities and Exchange Commission Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies", the Company is not permitted to record a potential claim for recovery under its insurance policy. While there are no assurances, the Company believes its aggregate claims of approximately $7,657,000 represent a loss under its D&O policy and such costs are recoverable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2,236,000. Discovery on this phase of the case concluded and the Company and the insurance carrier filed cross motions for summary judgment relating to certain defenses. Argument on those motions is scheduled for June 17, 2009. The outcome of the suit cannot be predicted at this time.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.


9.   Long Term Debt

     On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement ("Agreement") with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit.

     The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2011 as modified on May 4, 2009. Under the terms of the modification, the Company may elect to borrow with interest based on the bank's prime rate of interest minus 0.50% or based on LIBOR plus a margin of 2.5% with a floor of 3.5% (the margin was 2.0% at September 11, 2008 with no floor). There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly. The fee for issuing stand-by letters of credit was increased from 1.00% to 1.25% per annum. Stand-by letters of credit were outstanding in the amount of approximately $17.1 million at May 3, 2009. If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog relating to continuing operations as of May 3, 2009 was approximately $183 million. A loan of $1,000,000 and $2,500,000 was outstanding under the line at May 3, 2009 and August 3, 2008, respectively.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all such financial covenants at May 3, 2009.

10.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the periods presented is as follows (in thousands):

                                                                                      Thirty-nine          Forty
                                                        Thirteen weeks ended          weeks ended       weeks ended
                                                       May 3,           May 4,           May 3,           May 4,
                                                        2009             2008             2009             2008
                                                        ----             ----             ----             ----
Net income (loss)                                $         2,423    $    (3,592)    $      3,237    $       (10,023)
Unrealized (loss) gain on interest rate swap                  (4)            18              (32)               (34)
Foreign currency translation gain (loss)                     218            (71)          (2,183)              (217)
                                                   ---------------  ---------------  ---------------  ----------------
       Comprehensive income (loss)               $         2,637    $    (3,645)    $       1,022   $       (10,274)
                                                   ===============  ===============  ===============  ================

     The foreign currency translation loss relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive (loss) income is as follows (in thousands):

                                                         May 3,        August 3,
                                                          2009           2008
                                                          ----           ----
Unrealized loss on interest rate swap, net of taxes  $         (86) $         (54)
Foreign currency translation (loss) gain                      (507)         1,676
                                                       ------------   ------------
                                                     $        (593) $       1,622
                                                       ============   ============


11.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note N of the Company's August 3, 2008 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees and directors.


     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of $164,000 and $287,000 for the thirteen weeks ended May 3, 2009 and May 4, 2008, respectively; and $457,000 and $800,000 for the thirty-nine and forty weeks ended May 3, 2009 and May 4, 2008, respectively.

     As of May 3, 2009, there were 3,459,700 stock options outstanding. Options for 5,000 shares of common stock at an exercise price of $17.09 per share were granted during the thirty-nine weeks ended May 3, 2009 with a fair value of approximately $30,600. The aggregate value of unvested options as of May 3, 2009, as determined using a Black-Scholes option valuation model was approximately $509,000 (net of estimated forfeitures) which is expected to be recognized over a weighted-average period of 1.19 years.

     Options for 37,525 shares of common stock were exercised during the thirty-nine weeks ended May 3, 2009 at exercise prices of $7.63 to $8.77 per share; and options for 20,000 shares of common stock expired or were forfeited during the period.

     The total intrinsic value of options exercised during the thirty-nine weeks ended May 3, 2009, based on the difference between the Company's stock price at the time of exercise and the related exercise price, was approximately $159,000. There are 3,187,300 vested options outstanding as of May 3, 2009 at a weighted average exercise price of $14.70 and an aggregate intrinsic value of approximately $672,000. Included in the vested options outstanding are 2,641,800 options with exercise prices greater than the closing stock price of $9.90 as of May 3, 2009.

12. Earnings (loss) per Common Share ("EPS")

     The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):

                                                                                        Thirty-nine          Forty
                                                          Thirteen weeks ended          weeks ended       weeks ended
                                                        May 3,            May 4,          May 3,            May 4,
                                                         2009              2008            2009              2008
                                                         ----              ----            ----              ----
Numerator:
      Income (loss) from continuing operations    $           2,423 $         (4,426)$         3,693 $           (9,197)
      Loss from discontinued operations           $               - $            834 $          (456)$             (826)
                                                              -----           ------           -----             ------
      Net income (loss)                           $           2,423 $         (3,592)$         3,237 $          (10,023)
                                                             ======           ======           =====             ======
Denominator:
      Basic weighted-average shares                          13,559           13,507          13,545             13,696
      Effect of dilutive securities:
         Employee stock options                                 162                -             229                  -
                                                              -----           ------           -----             ------
      Diluted weighted-average shares                        13,721           13,507          13,774             13,696
                                                             ======           ======           =====             ======
      Stock options not included in computation               2,447            3,529           2,451              3,529
                                                             ======           ======           =====             ======

      Exercise price range of options excluded      $12.58 - $21.18   $7.62 - $21.18 $12.58 - $21.18     $7.62 - $21.18
                                                    ===============   ============== ===============     ==============

     The options which were outstanding as of May 3, 2009 and excluded from the computation in the table above expire at various dates through June 8, 2017. No employee stock options were considered in the computation of diluted per share data for the thirteen and forty weeks ended May 4, 2008 as their effect is anti-dilutive.

13.  Geographic Information and Major Customers

Net sales directly to the U.S. Government in the thirty-nine and forty weeks ended May 3, 2009 and May 4, 2008 accounted for approximately 10% and 16% of net sales, respectively; and in the thirteen weeks ended May 3, 2009 and May 4, 2008 net sales directly to the U.S. Government accounted for approximately 10% and 21% of net sales, respectively. Northrop Grumman and Lockheed Martin each accounted for approximately 15% and 13%, respectively, of net sales in the thirty-nine weeks ended May 3, 2009, and 11% and 12%, respectively, for the forty weeks ended May 4, 2008. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $38,195,000 (33%) and $32,489,000 (33%) in the thirty-nine and forty weeks ended May 3, 2009 and May 4, 2008, respectively; and approximately $12,545,000 (30%) and $10,985,000 (33%) in the thirteen weeks ended May 3, 2009 and May 4, 2008, respectively.

     Geographic net sales from continuing operations for the third quarter and year to date based on place of contract performance, were as follows (in thousands):

                                                          Thirty-nine          Forty
                            Thirteen weeks ended          weeks ended       weeks ended
                          May 3,           May 4,           May 3,            May 4,
                           2009             2008             2009              2008
                           ----             ----             ----              ----
United States        $        32,926 $         28,636 $         88,833 $           82,195
Israel                         8,417            4,380           25,327             14,388
England                          468              500            2,969              1,638
                        --------------   --------------   --------------   ----------------
                     $        41,811 $         33,516 $        117,129 $           98,221
                       ==============   ==============   ==============   ================

     Net property, plant and equipment by geographic area were as follows (in thousands):

                         May 3,       August 3,
                          2009          2008
                          ----          ----
United States       $       25,958 $      25,864
Israel                       7,739         4,495
England                        104           193
                      -------------  ------------
                    $       33,801 $      30,552
                      =============  ============

14. Supplemental Cash Flow information is as follows (in thousands):

                                                               Thirty-nine          Forty
                                                               weeks ended       weeks ended
                                                               May 3, 2009       May 4, 2008
                                                               -----------       -----------

        Net cash paid during the period for:
           Interest                                              $ 214               $ 323
           Income taxes                                          $ 325               $ 324

        Non-cash financing transactions:
           Retirement of 493,938 shares of treasury stock          -               $ 7,138

15.  New Accounting Pronouncements

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

     In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4"). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 is effective for the Company for the quarter ending August 2, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 157-4 on its consolidated financial statements.

     In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP"). This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 165 on its consolidated financial statements.

16.  Related Party Transactions

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned by four individuals, two of whom are currently employees of MSI and one who serves as a consultant. Rent expense in the thirteen and thirty-nine weeks ended May 3, 2009 was approximately $73,000 and $216,000, respectively; and for the thirteen and forty weeks ended May 4, 2008 was approximately $71,000 and $213,000, respectively.

     The Company leases its facilities in Farmingdale, New York from a partnership partially owned by the children of an officer of the Company. Rent expense in the thirteen and thirty-nine weeks ended May 3, 2009 was approximately $146,000 and $549,000, respectively; and for the thirteen and forty weeks ended May 4, 2008 was approximately $208,000 and $506,000, respectively.

17.  Subsequent Event

     By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation doing business as Herley Farmingdale ("GMC") in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and Countermeasures, Inc. doing business as ITT Force Protection Systems ("EDO") in the United States District Court for the Eastern District of New York seeking a Declaratory Judgment, pursuant to 28 U.S.C. ss. 2201 et. seq. and for breach of contract related to EDO's decision to terminate the contract for default. GMC will vigorously pursue these claims and defend against any anticipated counterclaims.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and current economic conditions, including the potential for significant changes in US defense spending under the new Administration which could affect future funding of programs and allocations within the budget to various programs as well as the factors set forth in this report and in our public filings with the Securities and Exchange Commission.

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

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources." This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, the other unaudited financial data included elsewhere in this 10-Q and our 2008 Annual Report on Form 10-K.

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

                                         Third Quarter                       Nine Months Year-to-Date
                            -------------------------------------     -------------------------------------

                               2009         2008      % Change           2009        2008       % Change
                            -------------------------------------     -------------------------------------
Key performance metrics
Net sales                       $41,811      $33,516        25 %         $117,129     $98,221         19 %
Gross profit                    $11,198       $6,486        73 %          $27,471     $21,239         29 %
Gross profit percentage           26.8%        19.4%                        23.5%       21.6%
Operating income (loss)          $3,021     ($11,717)                      $4,940    ($18,542)
Backlog                        $182,919     $138,263        32 %         $182,919    $138,263         32 %

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

The Company ended the third quarter with a strong backlog; up 32% over the third quarter of fiscal 2008, and up 31% over the level of backlog at the start of the current fiscal year. This includes an increase of 12% attributable to the acquisition of Eyal. The overall prospect for new business continues to be promising as proposal activity remains high. We continue to face a number of operational challenges across our locations and we are addressing those challenges aggressively. This includes the continued implementation of cost containment measures throughout our Company, including the reduction of personnel.

Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges facing our Company and we remain optimistic that the Company's performance should continue to improve.

Thirteen weeks ended May 3, 2009 and thirteen weeks ended May 4, 2008
---------------------------------------------------------------------
Net sales from continuing operations for the thirteen weeks ended May 3, 2009 were approximately $41.8 million, as compared to $33.5 million in the thirteen weeks ended May 4, 2008, an increase of $8.3 million (25%). The increase in net sales is primarily due to:

o an approximate $4.7 million revenue increase resulting from the acquisition of Eyal in Israel that occurred during the first quarter of the current fiscal year;
o an increase of approximately $2.5 million in revenue at Herley Lancaster, mostly due to improved productivity versus the third quarter of fiscal 2008.

Domestic and foreign sales from all locations were 70% and 30%, respectively, of total net sales from continuing operations in the third quarter, versus 67% and 33% respectively in the prior year third quarter.

Gross profit in the thirteen weeks ended May 3, 2009 was approximately $11.2 million (27% of net sales) versus approximately $6.5 million (19% of net sales) in the third quarter of fiscal 2008, an increase of $4.7 million. The primary contributors to the increase in the gross profit margin for the quarter are the following:

o a net increase in gross profit of approximately $2.2 million primarily driven by higher sales volume, improved productivity, and a reduction in estimated costs to complete a contract accounted for under percentage of completion resulting in an increase in gross profit of approximately $1.3 million in the quarter,

o gross profit of approximately $0.9 million attributable to the acquisition of Eyal which was completed during the first quarter of the current fiscal year, and

o an improvement in gross profit of approximately $0.9 million due to the closure of the Herley Farmingdale facility;

Offset by:

o a $2.0 million loss provision for various contracts due to changes in estimated costs required to complete the contracts.

Selling and administrative expenses for the thirteen weeks ended May 3, 2009 and May 4, 2008 were $7.5 million. Selling and administrative expenses include $0.6 million of expenses associated with Eyal, which was acquired during the first quarter of the current fiscal year. As a percentage of net sales, selling and administrative expenses were 17.9% in the third quarter of fiscal 2009, versus 22.5% in the third quarter of last year.

Litigation costs/settlement in the third quarter of fiscal 2009 were $0.7 million, versus $10.7 million in the third quarter of the prior fiscal year, which included a $9.5 million settlement of the Department of Justice litigation. We anticipate our legal costs during the fourth quarter of fiscal 2009 to increase as we prepare for the securities litigation discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Other net expenses increased $0.1 million in the third quarter of fiscal 2009 over the third quarter of the prior fiscal year, as foreign exchange gains partially offset higher interest expense and lower interest income.

Income from continuing operations before income taxes for the thirteen weeks ended May 3, 2009 was $3.0 million, versus an operating loss of $11.7 million for the thirteen weeks ended May 4, 2008, an improvement of $14.7 million. This improvement mostly results from a reduction in litigation costs/settlement, to sales volume gains at Herley Lancaster and Herley New England, to the accretive impact of the recently acquired Eyal, and to cost reductions realized through the closure of Herley Farmingdale.

The income taxes benefit related to continuing operations in the third quarter of fiscal 2009 relates to the carryback of unused research and development credits to fiscal year 2005 and the final adjustment for the fiscal year 2008 research and development credit. The estimated effective income tax rate for fiscal 2009 of 21.4% is lower than the statutory rate of 35% primarily due to the benefit from the carryback of unused research and development credits to fiscal year 2005 and a benefit for the final adjustment to the fiscal year 2008 research and development credit, reducing the rate by 6.5% and 4.7%, respectively. The Company's foreign earnings attributable to our Israeli subsidiary, which is taxed at an estimated rate of 10% for fiscal 2009, also reduced the effective income tax rate by approximately 2.0%.

Basic and diluted earnings per common share from continuing operations for the thirteen weeks ended May 3, 2009 were $.18 per common share each, as compared to basic and diluted loss per common share from continuing operations of ($.33) each in the prior year's third quarter. The prior year's third quarter also includes net income of $.06 per basic and diluted common share from discontinued operations.

Thirty-nine weeks ended May 3, 2009 and forty weeks ended May 4, 2008
---------------------------------------------------------------------
Net sales for the thirty-nine weeks ended May 3, 2009 were $117.1 million compared to $98.2 million in the first forty weeks of fiscal 2008, an increase of $18.9 million (19%). The increase in net sales is primarily related to:

o an increase of $13.2 million in revenue due to the inclusion of eight months of Eyal which was acquired in Israel during the first quarter of the current fiscal year,

o an increase in sales at Herley Lancaster of $7.7 million driven by improved productivity versus the first three quarters of fiscal 2008, during which the facility experienced supplier quality and manufacturing throughput issues.

Domestic and foreign sales were 67% and 33%, respectively, of net sales in the thirty-nine weeks ended May 3, 2009, versus 67% and 33%, respectively, in the forty weeks ended May 4, 2008.

Gross profit in the thirty-nine weeks ended May 3, 2009 was $27.5 million (24% of net sales) compared to $21.2 million (22% of net sales) in the forty weeks ended May 4, 2008; an increase of $6.3 million. The increase is mostly due to the following:

o a net increase in gross profit of approximately $4.7 million primarily driven by higher sales volume, improved productivity, supplier quality improvements, and a reduction in estimated costs to complete a contract accounted for under percentage of completion resulting in an increase in gross profit of approximately $1.3 million in the period,

o gross profit of approximately $2.5 million attributable to the acquisition of Eyal;

Offset by:

o a $2.0 million loss provision for various contracts due to changes in estimated costs required to complete the contracts.

Selling and administrative expenses for each of the thirty-nine weeks ended May 3, 2009 and the forty weeks ended May 4, 2008 were $22.0 million. The thirty-nine weeks ended May 3, 2009 includes $1.8 million of selling and administrative expenses related to Eyal, with this increase offset by reductions in selling and administrative expenses at other facilities.

Litigation costs/settlement for the thirty-nine weeks ended May 3, 2009 were $1.1 million, versus $17.8 million for the forty weeks ended May 4, 2008, which included a $9.5 million settlement of the Department of Justice litigation and a $6.0 million settlement of the EADS litigation.

Other (expense) income for the thirty-nine weeks ended May 3, 2009 was a net expense of $1.1 million, versus net income of $0.5 million in the forty weeks ended May 4, 2008, a net change of $1.6 million. Interest income declined by $0.9 million versus the same period of the prior year mostly due to a reduction in cash balances. Interest expense of $0.9 million reflects an increase of $0.5 million over the first three quarters of the previous fiscal year primarily due to debt incurred for the purchase of Eyal. Currency exchange transaction losses of $0.2 million recognized in the thirty-nine weeks ended May 3, 2009 were $0.2 million higher than the prior fiscal year, reflecting a weakening of the United States dollar.

Income from continuing operations before income taxes for the thirty-nine weeks ended May 3, 2009 was $3.9 million, versus an operating loss of $18.0 million for the forty weeks ended May 4, 2008, an improvement of $21.9 million. The results of operations in the forty weeks ended May 4, 2008 include $17.8 million of litigation related costs versus legal costs of $1.1 million in fiscal 2009, a reduction of $16.7 million. The financial results of Eyal in the current fiscal year contributed $0.7 million to operating income.

The provision for income taxes related to continuing operations for the thirty-nine weeks ending May 3, 2009 was $0.2 million as compared to a benefit of $8.8 million for the first nine months of the prior year. The estimated effective income tax rate for fiscal 2009 is 21.4%, which is lower than the statutory rate of 35% primarily due to the benefit from the carryback of unused research and development credits to fiscal year 2005 and the benefit for the final adjustment to the fiscal year 2008 research and development credit, reducing the rate by 6.5% and 4.7%, respectively. The Company's foreign earnings applicable to our Israeli subsidiary, which is taxed at an estimated rate of 10% for fiscal 2009, also reduced the effective tax rate by approximately 2.0%.

Basic and diluted earnings per common share from continuing operations for the thirty-nine weeks ended May 3, 2009 were $.27 per common share each; as compared to basic and diluted loss per common share from continuing operations of ($.67) each in the forty weeks ended May 4, 2008. The thirty-nine and forty weeks ended May 3, 2009 and May 4, 2008 include a loss from discontinued operations of ($.03) and ($.06) per basic and diluted common share, respectively.

Liquidity and Capital Resources
-------------------------------
As of May 3, 2009 and August 3, 2008, working capital was $95.1 million and $94.4 million, respectively, and the ratio of current assets to current liabilities was 3.0 to 1, and 3.1 to 1, respectively.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the inception of the contract. The unliquidated balance of progress payments was approximately $2.4 million at May 3, 2009 and $0.7 million at August 3, 2008. The balance of advanced payments was approximately $17.2 million at May 3, 2009 and $8.1 million at August 3, 2008. The fiscal year to date increase relates to various contracts at Herley Lancaster aggregating approximately $6.8 million, advanced payments on the ICAP and EA-18G programs at CTI aggregating approximately $1.0 million, and on the AMRAAM contract at MSI for approximately $1.4 million.

Net cash provided by operating activities during the thirty-nine weeks ended May 3, 2009 was approximately $12.1 million as compared to cash used in operations of $2.8 million during the first nine months of the prior year, a net positive cash flow increase of approximately $14.9 million. We had net income in the first nine months of the current fiscal year of approximately $3.2 million versus a loss of $10.0 million in the prior year's comparable period, an improvement of approximately $13.2 million. The first nine months of fiscal 2008 reflects certain litigation settlements and related costs of approximately $17.8 million.

Other significant changes in net cash provided by operating activities during the thirty-nine weeks ended May 3, 2009 include:

o    the receipt of refundable income taxes of approximately $2.1 million,
o a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of $3.5 million due to the shipment and billing of contracts on percentage of completion,
o the receipt of cash advances, net of liquidations aggregating approximately $9.4 million on the contracts noted above,
o Increases in inventory of $6.2 million including approximately $1.3 million of materials related to the ICAP program at Herley New England and increases in inventory at MSI and CTI in anticipation of higher sales volume for the remainder of fiscal 2009,
o an increase in trade receivables of $2.3 million, as well as payments/reductions in accounts payable and accrued expenses of $6.1 million,
o and a final payment on the litigation settlement of $1.0 million account for the other significant uses of cash during the first nine months of fiscal 2009.

Net cash used in investing activities relates to the acquisition of Eyal for cash of $30.0 million (including acquisition costs of $0.4 million less cash acquired of $0.4 million), and capital expenditures of $4.5 million. Proceeds from the sale of ICI were $15.0 million of which approximately $0.8 million is held in escrow as security for certain indemnification obligations.

Net cash provided by financing activities of $7.3 million includes borrowings under our bank line of credit of $11.0 million for working capital; and $20.0 million under the credit line plus $10.0 million from a new term loan in Israel to fund the acquisition of Eyal. Payments of $32.0 million and $1.6 million were made relating to our bank line of credit and long-term debt, respectively; and payments of approximately $0.5 million were made on the loan in Israel.

We believe that presently anticipated future cash requirements will be provided by internally generated funds, our existing unsecured credit facility, and existing cash balances. It is anticipated that a significant portion of our revenue for the remainder of fiscal 2009 will be generated from our existing backlog of sales orders. The funded backlog of orders at May 3, 2009 was approximately $183 million.

By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation doing business as Herley Farmingdale ("GMC") which is included in the Company's backlog in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009 GMC filed suit for breach of contract related to its customer's decision to terminate the contract for default. GMC will vigorously pursue these claims and defend against any anticipated counterclaims. See Note 17 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

As of May 3, 2009, we have approximately $24.1 million available under our bank credit facility (net of outstanding stand-by letters of credit of approximately $14.9 million and borrowings of $1.0 million) and cash of approximately $14.1 million. In November 2008 we repaid $14.0 million of our line of credit loans from the proceeds of the sale of ICI.

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K for the fiscal year ended August 3, 2008 under Management's Discussion and Analysis. In addition to the financial obligations contained therein, the following payments (including imputed interest), are required during fiscal 2009 under the terms of the financing discussed in Notes 2 and 9 (in thousands):

                                    Within    2-3    4-5  After 5
      Obligations           Total   1 Year   Years  Years  Years
      -----------           -----   ------   -----  -----  -----
Revolving loan facility  $    7,660     820   6,840   -      -
                             ======   =====   ===== =====  =====
Notes Payable - bank     $   12,242   1,421   2,711 2,536  5,574
                             ======   =====   ===== =====  =====

As noted above, in November 2008 we repaid $14.0 million of the revolving credit loan facility balance out of the proceeds from the sale of ICI.

New Accounting Pronouncements
-----------------------------
For a discussion of new accounting standards, see Note 15 to our Condensed Consolidated Financial Statements - (Unaudited) in Item 1.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risk have not changed significantly since August 3, 2008.

Item 4:  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation  of the  Company's  Chief  Executive  Officer  and Chief
          Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of May 3, 2009.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

See Note 8 to our Condensed  Consolidated  Financial Statements - (Unaudited) in
Part I - Item 1 for a discussion of Legal Proceedings.

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

Item 4 - Submission of Matters to a Vote of Security Holders:


     (1)  The Registrant  held its Annual Meeting of  Stockholders  on March 17,
          2009.

     (2) Two directors were elected at the Annual Meeting of Stockholders as follows:

     Class III - To hold office until the fiscal 2011 Annual Meeting of Stockholders.

          Name                      Votes For         Votes Withheld
          ----                      ---------         --------------
          John A. Thonet            9,283,183              3,710,885
          Carlos C. Campbell       11,253,874              1,740,194

     (3)  The  appointment  of Marcum LLP (formerly  known as Marcum & Kliegman,
          LLP) as our independent registered public accountants for the year ending August 3, 2009 was approved as follows:

                                    Votes For          Votes Against          Abstained
                                    ----------         -------------          ---------
                                    12,809,702             17,847               166,517

Item 6 - Exhibits

          10.1 Amendment to Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A.

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


                                      HERLEY INDUSTRIES, INC.
                                 ----------------------------------
                                           Registrant



                                 BY: /S/     Myron Levy
                                     -------------------------------------------
                                     Myron Levy, Chief Executive Officer



                                 BY: /S/    Anello C. Garefino
                                     -------------------------------------------
                                     Anello C. Garefino, Chief Financial Officer
DATE: June 11, 2009