Form 10-K
period 2009-08-02
HERLEY INDUSTRIES INC /NEW
filed 2009-10-19
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 2, 2009

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ........to..........

                           Commission File No. 0-5411

                             Herley Industries, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)
               Delaware                                     23-2413500
               --------                                     ----------
     (State or other jurisdiction of
      incorporation or organization)        (I.R.S. Employer Identification No.)

101 North Pointe Blvd., Lancaster, Pennsylvania               17601
-----------------------------------------------               -----
   (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:      (717) 735-8117
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, $.10 par value           the NASDAQ Stock Market LLC
     ----------------------------           ---------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).
Yes [  ] No [  ]

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


[ ]Large accelerated filer    [X]Accelerated filer    [ ]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $11.08 as reported on The Nasdaq Global Market as of February 1, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $142,456,000.

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 7, 2009 was 13,701,326.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held in January 2010, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                               Page
                                                                                               ----
PART I

Item 1.         Business.                                                                         3

Item 1A.        Risk Factors.                                                                    11

Item 1B.        Unresolved Staff Comments.                                                       16

Item 2.         Properties.                                                                      16

Item 3.         Legal Proceedings.                                                               16

Item 4.         Submission of Matters to a Vote of Security Holders.                             17

PART II

Item 5.         Market for Registrant's Common Equity, Related Shareholder
                   Matters and Issuer Purchases of Equity Securities.                            17

Item 6.         Selected Financial Data.                                                         19

Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                          20

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.                      31

Item 8.         Financial Statements and Supplementary Data.                                     32

Item 9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                                          32

Item 9A.        Controls and Procedures.                                                         32

Item 9B.        Other Information.                                                               35

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.                          35

Item 11.        Executive Compensation.                                                          35

Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management and Related Shareholder Matters.                                    35

Item 13.        Certain Relationships and Related Transactions, and Director
                 Independence.                                                                   35

Item 14.        Principal Accountant Fees and Services.                                          35

PART IV

Item 15.        Exhibits and Financial Statement Schedules.                                      35

SIGNATURES                                                                                       37

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                       F-1

                                       2

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

BACKGROUND

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, CALCM (Conventional Air Launch Cruise Missile), Multi-mission Maritime Aircraft and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

ACQUISITIONS

We have grown internally and through strategic acquisitions and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations. Some of our significant acquisitions have included the following:

- In January 1999, we acquired General Microwave Corporation of Farmingdale, New York, a manufacturer of microwave components and electronic systems. During fiscal 2009, we closed our manufacturing facility in Farmingdale, NY and transferred its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel.

- In September 2002, we acquired EW Simulation Technology, Limited ("EWST"), a company located in Farnborough, in the United Kingdom. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide.

- In March 2004, we acquired Communication Techniques, Inc. ("CTI"), of Whippany, New Jersey. CTI designs, develops and produces state-of-the-art signal generation components, high performance fast switching synthesizers and integrated assemblies. When CTI was acquired, the majority of these products were for digital radio, SONET, Satellite Communications, test and instrumentation, data communications, and wired and wireless applications up to 45 Gigahertz ("GHz") and 45 Gigabits Per Second ("Gb/s"). Since the acquisition, CTI has been focused on applying their high performance products to military applications including radar, EW systems, simulators, and secure wireless communications systems.

- In February 2005, we acquired Micro Systems, Inc. ("MSI"), Fort Walton Beach, Florida, a market leader in the design and manufacture of command and control systems for the operation of unmanned aerial, seaborne and ground targets.

- In April 2005, we acquired Innovative Concepts, Inc. ("ICI"), McLean, Virginia, which has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry. On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest ICI. On November 10, 2008, the Company sold the stock of ICI for approximately $15 million, of which $750,000 is held in escrow as security for certain indemnification obligations.

- In September 2008, we acquired Eyal Microwave Industries ("Eyal"), Kibbutz Eyal, Israel, a privately-held Israeli company. Eyal is a leading supplier of a broad range of innovative, high-reliability, RF, microwave and millimeter wave components and customized subsystems for the global defense industry.

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

COMPETITIVE STRENGTHS

Our competitive strengths include:

- TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through more than 40 years of focus on research and development and through our state-of-the-art design and production capabilities. We have a full range of capabilities including long and short run production, hardware assembly and full-service engineering at our facilities located in Lancaster, Pennsylvania; Woburn, Massachusetts; Whippany, New Jersey; Fort Walton Beach, Florida; Farnborough, England; and Jerusalem and Kibbutz Eyal, Israel.

- HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs we are the sole provider of microwave equipment.

- DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base. The U.S. Government accounted for approximately 12% of our fiscal 2009 revenues. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 16%, respectively in fiscal 2009. No other customer accounted for 10% or more of consolidated net sales during this period. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 33% of our revenues in fiscal 2009.

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

- EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2009, we spent approximately $22.5 million on new product development, of which our customers funded approximately $10.5 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

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

The following are descriptions of our major systems and products:

Telemetry Systems. Telemetry systems provide wireless data transmission between two or more sites for recording and analysis. Missile, UAV, or target testing on domestic and international test ranges requires flight safety and performance data transmission to maximize flight safety during test operations. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a command and control systems uplink to accomplish their mission. We have developed a telemetry system capability that can be configured to meet individual customers' needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is the key to the success of the mission.

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

Our Modular Networked TarGet Control Equipment ("MONTAGE") system affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The MONTAGE is a highly flexible, multiple processor design with high resolution graphics, which can be field-configured within minutes to fly or control any selected vehicle for which it is equipped. The MONTAGE is used in support of missile, aircraft and other weapons systems development and testing and for training purposes. The system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships with the AEGIS radar and the E-2C aircraft.

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

In range safety applications, transponders enable accurate tracking of space launch and unmanned aerial vehicles, missiles, and target drones so that position and direction are known throughout its flight. In the case of several defense and commercial space launch vehicles (i.e., Delta, Atlas, Titan and Pegasus), our transponders are tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit.

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

Flight Termination Receiver. A flight termination receiver, or FTR, is installed in a test missile, UAV, target or space launch vehicle as a safety device. The FTR has a built-in decoder that enables it to receive a complex series of audio tones which, when appropriate, will set off an explosive charge that will destroy the vehicle. A Range Safety Officer, or RSO, using the range safety transponder will track the vehicle in flight to determine if it is performing as required. If the RSO detects a malfunction in the test or launch vehicle that causes it to veer from a planned trajectory in a manner that may endanger personnel or facilities, the RSO will transmit a coded signal to the onboard FTR to destroy the vehicle.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 Megahertz ("MHz") to 12 Gigahertz ("GHz") with power levels from 15 watts up to several kilowatts depending on the frequency. Our high power amplifier applications include but are not limited to defense communication, electronic warfare, radar and avionics.

Microwave Integrated Circuits. We design and manufacture complex microwave integrated circuits, or MICs, which consist of sophisticated assemblies that perform many functions, primarily involving switching of microwave signals. Our MICs are employed on many defense electronics systems and missile programs.

High/Low Power Integrated Assembly. Our high power microwave devices are used in radar system transmitters and in long-range missiles. High power devices frequently use small amounts of nuclear material to enhance breakdown of high energy pulses, and we are one of very few companies with an active nuclear license that permits the handling of these trace amounts of nuclear materials. There are relatively few companies with the expertise or facilities to design, manufacture and test high power devices. We also produce lower power, broad band microwave integrated assemblies for the defense electronics industry. These complex assemblies combine microwave functions such as amplification, attenuation, switching of multiple signals, and phase and amplitude control. Their applications include Radar Warning Receivers, or RWRs, Electronics Countermeasure, or ECM, systems and highly sensitive receiver systems.

Solid State Receiver Protector. We have become a preeminent supplier of solid-state receiver protector devices that are able to withstand high energy pulses without the use of nuclear materials. These high power devices protect a radar receiver from transient bursts of microwave energy and are employed in almost every military and commercial radar system.

Digitally Tuned Oscillators ("DTOs"), Phase Locked Dielectric Resonator Oscillators ("PDROs"), Phase Locked Coaxial Resonator Oscillators ("PCROs") and Synthesizers. We produce microwave sources, which generate signals that are used in microwave oscillators. Our microwave sources are sold to the U.S. defense industry for high performance commercial communication system applications, and to various foreign governments. We specialize in both fixed frequency oscillators (DTOs, PDROs, and PCROs), as well as tunable frequency synthesizers. Low noise frequency synthesizers are offered over a broad range of tunable bandwidths and switching speeds.

Simulation Equipment. EW Simulation Technology Limited, a U.K. company and wholly owned-subsidiary, designs and manufactures radar threat and electronic countermeasures simulation equipment for electronic warfare training and test and evaluation applications. Radar threat and countermeasures simulator products include but are not limited to the following:

- CHAMELEON is a real time electronic countermeasures ("ECM") jamming simulator. It uses a variety of ECM techniques and radar target modeling for training and testing of both radar and EW operators and systems. The system offers a fully programmable ECM capability using wideband Digital RF Memory ("DRFM") technology; and offers fully coherent jamming in both range and velocity through the use of 8-bit DRFM technology together with Graphical User Interface ("GUI") software. The CHAMELEON is suited for ground-based and airborne ECM test and training systems.

- The RSS8000 Series Radar Threat Simulator generates real-time user programmable radar threats and provides output configurations in digital on-board trainer ("OBT") and RF (RSS series) formats. The system can be used for EW system test and evaluation as well as for EW operator training in laboratory and more rugged environments. The RSS8000 equipment covers the range from 100MHz to 40 GHz and can be configured to suit any application from a portable single RF source unit to multiple RF source and multiple port DF system. The DF systems are available in amplitude, DTOA and/or phase formats with the ports being capable of angular rotation.

- Mobile EW and Radar Test Systems ("MERTS") is a mobile EW and radar test system providing a complete portable jamming and radar threat test facility for field use. It provides a turnkey test and evaluation system for field applications and includes both the CHAMELEON and RSS8000 systems integrated into one operational unit. The MERTS equipment is housed within an air-conditioned ISO container mounted on a four-wheel drive truck that allows portable on-site test and evaluation of radar and EW systems as well as operator training.

- PTS8000, this is a new product introduced this year and is a true multi-spectral portable test suite aimed at the pre-flight test market. The low cost system is modular in design and includes a control unit, a wide band RF test head for testing RWR systems and an Ultra Violet (UV) head for testing Missile approach warners (MAW). The technology developed here uses the latest UV LED technology and is able to simulate not only Missile attack but also small arm and anti aircraft threats. Enhancements already planned include Infra Red and laser warner test capability.

RF Simulation Equipment. Micro Systems Inc., a Florida based company and wholly-owned subsidiary, designs and manufactures Digital RF Memories ("DRFM"s), Radar Target Simulators, and Radar Environment Simulators for operator training and critical testing of a variety of electronic warfare systems including Radars, Jammers, and ELINT/SIGINT systems. DRFM technology is also incorporated into ECM systems worldwide. These simulator products include but are not limited to the following:

- Digital RF Memories are subsystems that digitize RF waveforms, store, delay, modulate and eventually replay the RF waveform. These items are used in ECM/Jamming systems, Radar Target Simulators and ECM Simulators.

- Radar Target Generators capture/replay or generate radar waveforms and transmits signals back to the radar to simulate what the radar would see in an operational environment. Aircraft, missiles, ships, buildings, weather, clutter and ECM can be generated for radar operator training and comprehensive radar system testing.

- Radar Environment Simulators ("RES") also capture/replay or generate radar waveforms and inject them directly into the radar under test. These simulators use either DRFM or Synthesizer/Digital Signal Processing technology to generate the waveforms. Complex graphical user interfaces are provided for the simulator operator to aide in the development of complex environments for the radar. These RES systems are similar to Radar Target Generators, but are typically more complex due to the level of fidelity and processing required by the simulator.

Scientific Products. Our scientific products are used extensively in Nuclear Magnetic Resonance ("NMR") systems. These amplifiers, which have dual mode capability and can be operated in either a pulsed or continuous wave, cover the frequency ranges of 6 MHz to 950 MHz, with power levels as high as 2.0KW peak power at 10% duty cycle. Scientific customers include Original Equipment Manufacturers ("OEM"), system manufacturers and research centers.

Medical Products. Our medical products vary in complexity from single modules, to rack-mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer's requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in either a pulsed or continuous wave mode, and cover the frequency range of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include OEM, as well as universities and research centers.

All products feature highly reliable technical solutions designed for improved production and reliability. Producibility is enhanced through the use of surface mount components and circuit designs which eliminate the need for excessive alignment during the production cycle. High reliability is achieved through the implementation of conservative thermal and RF circuit design and sophisticated self-protection schemes. Reliability is further enhanced during the design phase through significant environmental testing and in production through the use of environmental stress screening.

CUSTOMERS

During the fiscal years ended August 2, 2009, August 3, 2008 and July 29, 2007, approximately 12%, 14% and 12% of our net sales respectively, were attributable to contracts directly with offices and agencies of the U.S. Government. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 16%, respectively of net sales in fiscal 2009 and each accounted for approximately 12% and 11% in fiscal years 2008 and 2007, respectively. No other customer accounted for 10% or more of consolidated net sales during fiscal years 2009, 2008 or 2007.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

  The Boeing Company           BAE Systems                   Harris Corporation
  Lockheed Martin Corporation  Northrop Grumman Corporation  Raytheon Company

During fiscal 2009, sales to foreign customers accounted for approximately 33% of our net sales. Sales to foreign customers from our domestic locations accounted for 9% of net sales with the remaining sales generated from the United Kingdom (2%) and Israel (22%). The governments of Israel, Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales are also subject to our obtaining export licenses for certain products and systems.

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

Quality assurance inspections are performed on manufacturing processes, purchased items, work-in-process and finished products. Due to the complexity of our products, final tests are performed on some products by highly skilled engineers and technicians.

Our primary manufacturing facilities have been registered by internationally recognized and accredited certification bodies to the ISO 9001:2000 standard. ISO 9001:2000 provides the requirements for Quality Management Systems ("QMS") encompassing product design, manufacturing, delivery, installation and servicing. The registration of the Company's facilities to the most comprehensive ISO 9001:2000 QMS standard provides assurance of our facilities continuing ability to satisfy quality requirements and to enhance customer satisfaction in supplier-customer relationships. Assembly, test, packaging and shipment of products are done at our manufacturing facilities located in the following cities:

Lancaster, Pennsylvania
Woburn, Massachusetts
Whippany, New Jersey
Fort Walton Beach, Florida
Jerusalem, Israel
Kibbutz Eyal, Israel
Farnborough, England

BACKLOG

Our funded backlog of orders was approximately $182 million on August 2, 2009 which are covered by signed contracts or purchase orders. There was no unfunded backlog at August 2, 2009. Of our total backlog at August 2, 2009, $118 million (65%) is attributable to domestic orders and $64 million (35%) is attributable to foreign orders.

Our backlog of orders is subject to change including possible cancellation of orders, change orders to contracts and other factors which may be beyond our control. Accordingly, our backlog is not necessarily indicative of the revenues and earnings which may be realized when the results of such contracts are reported in the financial statements. Management anticipates that approximately 80% of the backlog at August 2, 2009 will be shipped during the fiscal year ending August 1, 2010.

Approximately 99% of our backlog consists of firm fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract we agree to deliver products at a fixed price, subject to adjustment, for costs incurred because of change orders issued by the customer. The remaining contracts are primarily cost reimbursement type contracts.

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

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees' time and prototype development, was approximately $22.5 million in fiscal 2009, $20.7 million in fiscal 2008 and $22.3 million in fiscal 2007. The portion of these costs not reimbursed by customers was approximately $12.0 million in fiscal 2009, $18.1 million in fiscal 2008 and $12.3 million in fiscal 2007. Spending on development programs have been undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

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

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets, employee and third-party non-disclosure agreements to protect our intellectual property, as well as limiting access to the distribution of proprietary information. We cannot provide assurance that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing such technology. Furthermore, we cannot provide assurance that, in the future, third parties will not assert infringement claims against us with respect to our products. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting our business, financial condition and results of operations. In the event a third party were successful in a claim that one of our products infringed its proprietary rights, we could be required to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes on such proprietary rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of August 2, 2009, we had 1,022 full-time employees, none of whom are represented by a labor union as follows:

                         Executive                      9
                         Administration                67
                         Manufacturing                698
                         Engineering                  192
                         Sales and Marketing           56
                                                   ------
                         Total                      1,022
                                                    =====

We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan for our U.S. employees and stock plans.

Item 1A.  Risk Factors

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to "Forward-Looking Statements" included elsewhere in this report.

                    Risks Related to Recent Legal Proceedings

Class-action complaints against us could result in costly litigation and payment of damages.

In 2006, we were served with several class-action complaints against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The claims arise out of a since resolved criminal indictment by the U.S. Attorney's Office for the Eastern District of Pennsylvania in connection with certain government contracts and are made under
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. While we intend to vigorously defend against these actions, their ultimate outcome is presently not determinable. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have resources available to pay such settlement or judgment. Additionally, any litigation to which we are subject may be costly and could require significant involvement of our senior management which may divert management's attention from our business and operations. For information regarding these matters, see Legal Proceedings beginning on page 16 and Note F on page F-19 of this Form 10-K.

                          Risks Related to Our Business

A significant percentage of our sales are under government contracts which are only partially funded initially and may lose funding or may be terminated in future years.

Approximately 61%, 62% and 64% of our net sales for fiscal 2009, 2008 and 2007, respectively, were made to United States government agencies and their contractors and subcontractors for defense programs. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program which could have a negative impact on our business, financial condition and results of operations.

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

Our business could be adversely affected by differing priorities in U.S. Defense Spending, including budgetary constraints.

We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years. This trend continued with the former President's budget request for fiscal year 2009, which reflected the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism. Future defense budgets and appropriations for our programs and contracts may be affected by possibly differing priorities of the current Administration, including budgeting constraints stemming from the economic recovery and stimulus plans.

Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth. However, government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation's budget formulation and appropriation processes, and may be impacted by the changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. We believe that our programs are a high priority for national defense, but there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could have a negative impact on our business, financial condition and results of operations.

Fixed-price contracts are common in all of our markets and may increase risks of cost overruns and product non-performance.

Our customers set demanding specifications for product performance, reliability and cost. Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected or if products do not perform as forecasted. The expense of producing products can rise due to increased cost of materials, components, labor, capital equipment or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future which could negatively affect our profitability.

If we fail to win competitively awarded contracts in the future, we may experience a reduction in our sales, which could negatively affect our profitability.

We obtain many of our U.S. Government contracts through a competitive bidding process. We cannot provide assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate revenues sufficient to result in our profitability. We are also subject to risks associated with the following:

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

Our business could be adversely affected by a negative audit by the U.S. Government.

United States agencies routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The United States Government also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the United States Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our international sales are subject to risks related to doing business in foreign countries.

In fiscal 2009, 2008 and 2007, sales to international customers comprised approximately 33%, 32% and 31%, respectively, of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain manufacturing facilities in the United Kingdom and Israel. Our two manufacturing facilities in Israel, as well as our international sales, are subject to numerous risks, including political and economic, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, the complexity and necessity of using non-U.S. representatives and consultants, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The governments of Japan, South Korea, Taiwan and the United Kingdom are all significant customers. Our international sales also are subject to us obtaining any required export licenses for certain products and systems. We cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable. Substantially all of our revenues in fiscal 2009 at our domestic locations and our operation in Israel were denominated in U.S. dollars, and we intend to continue to enter into U.S. dollar-denominated contracts. Revenues reported at our EWST (U.K.) facility, which are primarily denominated in Pound Sterling, account for approximately 2% to 4% of our consolidated net sales in U.S. dollars over the last three fiscal years. In addition, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of orders.

We rely on a small number of significant customers.

A significant part of our sales have historically come mainly from contracts with agencies of, and prime contractors to, the U.S. government. Net sales directly to the U.S. government accounted for 12% of fiscal year 2009 net sales. Additionally, approximately 42% of our net sales were attributable to our next five largest customers for fiscal year 2009, including Lockheed Martin Corporation and Northrop Grumman Corporation each accounting for approximately 13% and 16%, respectively, of net sales in fiscal 2009. Variations in the demand for our products by any of these direct and indirect customers could have a serious, adverse impact on our performance. If we were to lose any of these or any other major customers, or if orders by any major customer were otherwise to be delayed or reduced, including reductions due to market or competitive conditions in commercial markets or further decreases in government defense spending, then our business, financial condition and results of operations would be harmed.

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

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the United States Government may issue new or revised cost accounting standards or cost principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others.

Changes may result in unanticipated effects on our results of operations or other financial measures.

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

The defense industry in particular has experienced substantial consolidation due, among other things, to increasing pressures for cost reductions. This has substantially increased competitive pressures and introduced delays in contract funding and awards into our historical markets in the defense industry. Many of our competitors are larger than us and have substantially greater financial and other resources than we have. As a supplier, we also experience significant competition from the in-house capabilities of our customers. We are facing increased international competition and cross-border consolidation of competition. Our ability to compete for defense contracts largely depends on the following factors:

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

We may not be successful in overcoming these risks or any other problems encountered in connection with any of our acquisitions. We may make a strategic acquisition knowing that the transaction may adversely affect our short-term profitability, perhaps because the acquisition candidate may be experiencing operating losses. We may believe that acquiring such a company outweighs the operating losses the candidate is experiencing and the losses that we expect to experience before being able to make the acquisition candidate profitable. The completion of such an acquisition in the future would negatively affect our profitability and may cause a decline in our stock price. While we believe we have established appropriate and adequate procedures and processes to mitigate the risks of such an acquisition, there is no assurance that the transaction will be successful and not have a negative effect on profitability.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of August 2, 2009, was approximately $182 million. Approximately 80% of this backlog is expected to be filled within twelve months. Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

                         Risks Related to Our Securities

Our stock price has fluctuated significantly and may continue to do so.

A number of factors could cause the market price of our common stock to fluctuate significantly, including:

     o    our quarterly operating results or those of other defense companies;
     o the public's reaction to our press releases, announcements and our filings with the Securities and Exchange Commission, including developments with respect to class and derivative actions;
     o    changes in earnings estimates or recommendations by research analysts;
     o changes in general conditions in the U.S. economy, financial markets or defense industry;
     o    natural disasters, terrorist attacks or acts of war; and
     o    other developments affecting us or our competitors.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our current operating facilities are as follows:

                                                                                                     Owned
                                                                                                       or
Location                                        Purpose of Property                      Area        Leased
--------                                        -------------------                      ----        ------
Lancaster, PA                   Corporate headquarters                               5,200 sq. ft.   Leased
Lancaster, PA                   Production, engineering and administration          86,200 sq. ft.   Owned
Woburn, MA                      Production, engineering and administration          65,600 sq. ft.   Owned
Whippany, NJ                    Production, engineering and administration          23,000 sq. ft.   Leased
Fort Walton Beach, FL           Production, engineering and administration          20,000 sq. ft.   Owned
Fort Walton Beach, FL (1)       Production, engineering and administration          31,500 sq. ft.   Leased
Chantilly, VA                   Engineering and administration                       5,500 sq. ft.   Leased
Jerusalem, Israel               Production, engineering and administration          35,000 sq. ft.   Leased
Kibbutz Eyal, Israel (2)        Production, engineering and administration          40,000 sq. ft.   Leased
Farnborough, England            Production, engineering and administration           7,570 sq. ft.   Leased
Chicago, IL                     Engineering and administration                       3,000 sq. ft.   Leased
Irvine, CA                      Engineering and administration                       5,100 sq. ft.   Leased
Lancaster, PA                   Land held for expansion                                 37 Acres     Owned

     (1) Prior to the acquisition of Micro Systems, Inc. ("MSI") as of February 1, 2005, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $290,000 on an annual basis, including the tenant's obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.

     (2) Eyal, acquired in September 2008, has an existing lease with a term expiring December 31, 2019 at an annual cost of approximately $275,000.

We believe that these facilities are adequate for our current and presently anticipated future needs.

Item 3.  Legal Proceedings

In June and July 2006, we were served with several class-action complaints against us and certain of our current and former officers and directors ("other defendants") in the United States District Court for the Eastern District of Pennsylvania. The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during various periods before June 14, 2006. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying our and our former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 9, 2008, Plaintiffs filed a Motion for Class Certification. On March 4, 2009, all defendants filed an Opposition to Plaintiffs' Motion for Class Certification. On May 18, 2009 Plaintiffs filed a reply in support of their motion for class certification. Oral argument regarding the Plaintiffs' motion for class certification was held on July 17, 2009. On October 9, 2009, the Court issued an order granting Plaintiffs' motion for class certification.

The Court certified a class consisting of all purchasers of Herley stock between October 1, 2001 and June 14, 2006, who sustained a loss as a result of that acquisition. The parties are currently in the process of completing fact and expert discovery. We and the individual defendants are vigorously defending against these lawsuits. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Action.

In July and August 2006, we and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to our indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The parties are currently in the process of completing fact and expert discovery. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Derivative Actions.

We believe we are entitled to recovery of certain legal fees associated with the above matters under our Directors and Officers ("D&O") insurance policy. We have received partial payments of approximately $2.2 million. We have entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we shall repay to the insurance carrier any such uncovered sums previously advanced.

The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by us. We responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. In November 2008, we filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2.2 million. Discovery on this phase of the case concluded and we and the insurance carrier filed cross motions for summary judgment relating to certain defenses. On August 25, 2009, the Court found that the legal fees incurred on our behalf and on behalf of our former Chairman, Lee Blatt, in the Securities Class Action were not covered. The fees paid on behalf of the other individual defendants in the Securities Class Action were not challenged. We have filed a Notice of Appeal in the United States Court of Appeal for the Third Circuit. The likelihood of success on appeal cannot be predicted at this time.

By letter dated May 28, 2009, we were advised that a contract with General Microwave Corporation doing business as Herley Farmingdale ("GMC") in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and Countermeasures, Inc. doing business as ITT Force Protection Systems ("EDO") in the United States District Court for the Eastern District of New York (the "New York Action") seeking a Declaratory Judgment, pursuant to 28 U.S.C. ss. 2201 et. seq. and for breach of contract related to EDO's decision to terminate the contract for default. On August 13, 2009, EDO filed suit against GMC and us in the Superior Court of California, Ventura County, for breach of contract, unjust enrichment, and money had and received (the "California Action"). On October 8, 2009, all parties entered into an agreement to settle these matters. Under the terms of the settlement, the Company paid $2.0 million to EDO and the parties mutually agreed to a termination of the contract for convenience without further liability to either party.

We are involved in various other legal proceedings and claims which arise in the ordinary course of our business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on our financial position or results of operations.

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

                                                                         Common Stock
                                                                       High          Low
                                                                       ----          ---
     Fiscal Year 2008
         First Quarter.............................................   15.90          12.86
         Second Quarter............................................   15.29          12.37
         Third Quarter ............................................   13.36           9.69
         Fourth Quarter ...........................................   16.17          12.93
     Fiscal Year 2009
         First Quarter.............................................   20.25          11.93
         Second Quarter............................................   14.27           9.67
         Third Quarter ............................................   13.15           7.68
         Fourth Quarter ...........................................   12.42           9.56

         The closing price on October 7, 2009 was $12.97.

     As of October 7, 2009, there were approximately 160 holders of record and approximately 2,800 beneficial holders of our Common Stock.

     There have been no cash dividends declared or paid by us on our Common Stock during the past two fiscal years.

     We did not repurchase any equity securities during the fourth quarter of fiscal 2009.

The following table sets forth the indicated information as of August 2, 2009 with respect to our equity compensation plans:

                                                                                                (c)
                                                                                        Number of securities
                                                (a)                                      remaining available
                                       Number of securities           (b)                for future issuance
                                         to be issued upon       Weighted-average           under equity
                                            exercise of          exercise price of       compensation plans
                                       outstanding options,    outstanding options,     (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                           -------------------     -------------------    ------------------------
Equity compensation
plans approved by
security holders                               2,008,693               $ 13.72                         8,250
Equity compensation
plans not approved
by security holders                            1,182,107               $ 17.25                       295,400
                                               ---------                                             -------

Total                                          3,190,800               $ 15.03                       303,650
                                               =========                                             =======

(b) Not applicable.

Item 6. Selected Financial Data (in thousands, except per share data):

Consolidated Statements of Operations Data:
------------------------------------------                     52 weeks      53 weeks
                                                                ended         ended                      52 weeks ended
                                                               August 2,     August 3,       July 29,      July 30,       July 31,
                                                                 2009          2008           2007          2006           2005
                                                                 ----          ----           ----          ----           ----
Net sales (1)                                               $   160,089   $   136,088    $   137,850   $    149,979   $   139,624
                                                                =======       =======        =======        =======       ======
Cost and expenses:
     Cost of products sold                                      132,648       107,848         99,205        111,357        98,920
                                                                -------       -------        -------        -------       -------
     Selling and administrative expenses                         28,981        28,349         27,305         26,804        25,614
                                                                -------       -------        -------        -------       -------
     Impairment of goodwill and other intangible assets          44,151           -              -             -              -
                                                                -------       -------        -------        -------       -------
     Litigation costs                                             1,786         5,550          1,674          2,230         2,706
                                                                -------       -------        -------        -------       -------
     Litigation settlements (3)                                     -          15,542            -             -              -
                                                                -------       -------        -------        -------       -------
     Employment contract settlement costs (2)                    10,553           -            8,914           -              -
                                                                -------       -------        -------        -------       -------
Operating (loss) income                                     $   (58,030) $    (21,201)  $        752   $      9,587   $    12,384
                                                                =======       =======        =======        =======       ======
(Loss) income from continuing operations                    $   (40,720) $    (10,684)  $      2,399   $      7,662   $     9,354
(Loss) income from discontinuing operations                        (456)          338            719          2,692         1,427
                                                                -------       -------        -------        -------       -------
Net (loss) income                                           $   (41,176) $    (10,346)  $      3,118   $     10,354   $    10,781
                                                                =======       =======        =======        =======       ======
(Loss) earnings per common share - Basic:
     (Loss) income from continuing operations               $     (3.00) $       (.78)  $        .17   $        .53   $       .65
     (Loss) income from discontinuing operations                   (.03)          .02            .05            .19           .10
                                                                 -------       -------        -------        -------       -------
                                                            $     (3.03) $        .76   $        .22   $        .72   $       .75
                                                                =======       =======        =======        =======       ======
(Loss) earnings per common share - Diluted:
     (Los) income from continuing operations                $     (3.00) $       (.78)  $        .17   $        .51   $       .62
     (Los) income from discontinuing operations                    (.03)          .02            .05            .18           .10
                                                                 -------       -------        -------        -------       -------
                                                            $     (3.03) $        .76   $        .22   $        .69   $       .72
                                                                =======       =======        =======        =======       ======
Consolidated Balance Sheet Data:
Total Assets                                                $   228,285   $   259,418   $    262,593   $    251,450   $   242,023
Total Current Liabilities                                   $    52,795   $    43,925   $     34,958   $     33,351   $    32,090
Long-Term Debt, net of current portion                      $    12,246   $     7,092   $      5,951   $      5,948   $     5,000
Long-Term Portion of Litigation Settlement (3)              $    -        $       892   $     -        $     -        $    -
Long-Term Portion of Employment Settlement
   Agreements (2)                                           $     2,827   $     3,074   $      4,117   $     -        $    -
Other Long-Term Liabilities                                 $     8,361   $     2,161   $      1,311   $      1,265   $     1,042

Notes to Selected Financial Data:
--------------------------------
(1)  See "Acquisitions" under Item 1. "Business".
(2)  See Note I of Notes to Consolidated Financial Statements.
(3)  See Note F of Notes to Consolidated Financial Statements.
(4)  No cash dividends have been distributed in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in `Management's Discussion and Analysis of Financial Condition and Results of Operations' which follow are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference in this Annual Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For  these  statements,   we  claim  the  protection  of  the  safe  harbor  for
forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Business Summary

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman, Lockheed Martin, Raytheon and Boeing), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air-to-air missile, CALCM (Conventional Air Launch Cruise Missile), MMA (Multi-mission Maritime Aircraft) and unmanned aerial vehicles ("UAVs"), as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

Significant Events

We faced many challenges in fiscal 2009, many of which were carried over from fiscal 2008. The significant events of fiscal 2009 are as follows:

Closure and Transition of Farmingdale, NY Manufacturing Operation

In the fourth quarter of fiscal 2008, we decided to close our manufacturing facility in Farmingdale, NY as expeditiously as possible and transfer substantially all of its work orders to our other facilities in Whippany, NJ,
Woburn, MA, Lancaster, PA and Jerusalem, Israel. The closure of our manufacturing operation at Farmingdale was substantially completed by the end of fiscal 2009. However, due to certain unanticipated transition difficulties, we incurred additional costs in fiscal 2009 of $4.3 million due to production cost overruns and technology transfer issues related to certain contracts and inventory and fixed asset write-offs. We have worked diligently to correct the problems we encountered and believe that any remaining transition matters will not have a significant adverse impact on fiscal 2010 operating results.

Acquisition of Eyal Microwave, Inc.

We entered into an Asset Purchase Agreement, dated as of August 1, 2008, to acquire the business and certain assets, subject to the assumption of certain liabilities, of Eyal Microwave Industries ("Eyal"), a privately-held Israeli company, for $30 million. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Eyal's core capabilities include complex integrated microwave assemblies and "off-the-shelf" components for radar, ESM, ECM and communication systems which complement and expand our current product line. Eyal's customers and programs further strengthen our presence in the international marketplace. Eyal, which employs approximately 175 employees and is based in Kibbutz Eyal, Israel, includes Eyal Microwave Ltd. and its wholly-owned subsidiary, Eyal Mag Ltd. Funding for the purchase was provided through a $20 million loan under our existing revolving credit line and a $10 million term loan through another bank in Israel. The new term loan is payable in quarterly installments over a period of ten years, bearing interest at LIBOR plus 1.5%. The operating results of Eyal are included in our results from continuing operations beginning in September 2008. The acquisition was accounted for under the provisions of SFAS No. 141.

Sale of Innovative Concepts, Inc.

In September 2008, we executed an agreement with a foreign defense company to divest our Innovative Concepts, Inc. ("ICI") subsidiary located in McLean, VA. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. In November 2008, after receiving requisite U.S. Government approval for the sale, we sold the stock of ICI for approximately $15 million in cash, of which approximately $0.8 million is held in escrow as security for certain indemnification obligations. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," operating results of ICI have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

Senior Management Changes

In July 2009, we entered into an agreement with Myron Levy, our former Chairman and Chief Executive Officer, terminating his employment agreement. Concurrently, our Board of Directors appointed Mr. David Lieberman as Chairman of the Board. Mr. Lieberman, a senior partner in the New York law firm of Beckman, Lieberman & Barandes, LLP, is a past director of Herley and has been a practicing attorney in New York since 1970. Beckman, Lieberman & Barandes, LLP is one of several law firms that has provided legal services to us, specifically in the areas of corporation and securities law.

Further, Mr. Richard Poirier was appointed by our Board of Directors as our Chief Executive Officer and President. Mr. Poirier was Corporate Vice President and our General Manager of Herley New England in Woburn, MA since August 2003 and has been employed with us since 1992 when we acquired Micro Dynamics, Inc.

Mr. Yonah Adelman was appointed Senior Vice President by the Board of Directors to serve at the pleasure of the Board. Mr. Adelman has been General Manager of our General Microwave Israel subsidiary since our 1999 acquisition of General Microwave Corp.

In August 2009, we also entered into an agreement with Jeffrey L. Markel, our former Chief Operating Officer, terminating his employment agreement.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                             52 weeks       53 weeks       52 weeks
                                                              ended          ended          ended
                                                             August 2,      August 3,       July 29,
                                                               2009           2008           2007
                                                          ------------------------------------------
Net sales                                                      100.0%         100.0%         100.0%
Cost of products sold                                           82.9%          79.2%          72.0%
                                                               ------         ------         ------
Gross profit                                                    17.1%          20.8%          28.0%

Selling and administrative expenses                             18.1%          20.8%          19.8%
Impairment of goodwill and other intangible assets              27.5%             -              -
Litigation costs                                                 1.1%           4.1%           1.2%
Litigation settlements                                            -            11.4%           0.0%
Employment contract settlement costs                             6.6%             -            6.5%
                                                               ------         ------         ------
Operating (loss) income                                        (36.2%)        (15.5%)          0.5%
                                                               ------         ------         ------
Other (expense) income, net:
     Investment income                                           0.1%           0.8%           0.8%
     Interest expense                                           (0.9%)         (0.5%)         (0.6%)
     Foreign exchange (loss) gain                               (0.2%)         (0.1%)          0.4%
                                                               ------         ------         ------
                                                                (1.0%)          0.2%           0.6%
(Loss) income from continuing operations before                ------         ------         ------
      income taxes                                             (37.2%)        (15.3%)          1.1%
     Benefit for income taxes                                  (11.8%)         (7.5%)         (0.6%)
                                                               ------         ------         ------
Net (loss) income from continuing operations                   (25.4%)         (7.8%)          1.7%
                                                               ------         ------         ------

Fiscal 2009 Compared to Fiscal 2008

Our senior management regularly reviews the performance of our operations including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results from continuing operations and certain key performance indicators.

                                               Fourth Quarter                          Fiscal Year
                                       --------------------------------------------------------------------------
                                       2009        2008        % Change        2009        2008          % Change
                                       --------------------------------------------------------------------------
Net sales                               $42,960     $37,867         13%        $160,089    $136,088         18%
Gross profit                               ($30)     $7,001       (100)%        $27,441     $28,240        (3)%
Gross profit percentage                    (0.1)%      18.5%                       17.1%       20.8%
Selling and administrative               $7,505      $6,371         18%         $28,981     $28,349          2%
Impairment of goodwill and other
     intangible assets                  $44,151      -                          $44,151      -
Litigation costs                           $731      $3,289        (78)%         $1,786      $5,550       (68)%
Litigation settlement                    -           -                           -          $15,542
Employment settlement costs             $10,553      -                          $10,553      -
Operating loss                         ($62,970)    ($2,658)       n/a         ($58,030)   ($21,201)       174%
Bookings                                $44,269     $33,702         31%        $191,101    $139,163         37%
Backlog                                $181,936    $138,534         31%        $181,936    $138,534         31%

We believe the overall prospects for our financial performance continues to be very good. Our backlog remains at high levels while our proposal activity continues to be very active. The financial performance in fiscal 2009 was driven largely by the impairment of goodwill and other intangible assets ($44.2 million), employment settlement costs ($10.6 million), contract disputes and claim settlement costs ($9.3 million) (primarily recorded in our cost of products sold), legal expenses and engineering and manufacturing difficulties on certain contracts, primarily those transitioned from the closure of our Farmingdale manufacturing facility. We have resolved the various technical problems related to these contracts and are fulfilling our obligations to our customers. Substantially all of these costs and expenses that unfavorably impacted our financial performance occurred or were resolved in our fourth quarter. While there can be no assurances, we believe the business is showing improvement and we are confident that we will continue to successfully work through these challenges.

The operational improvement initiatives that began in fiscal 2008 are continuing and are impacting results across our operating units. We established four improvement objectives across all business units: improve cycle time, reduce defects, improve customer satisfaction, and increase Herley pride. We motivated our employees to actively engage in this program and we are pleased with the excitement and participation across our Company. This process improvement culture is taking root in our operations and we expect the success of the program to continue. However, there are no representations as to future results or performance or that targeted achievements will be realized.

We ended fiscal 2009 with a strong backlog; increasing 31% from the start of our fiscal year. This includes an increase of 12% attributable to the acquisition of Eyal. The overall prospect for new business continues to be promising as proposal activity remains high.

Accordingly, we believe we are taking appropriate and aggressive actions to meet the challenges we face and remain optimistic that our performance should continue to improve.

Fifty-two weeks ended August 2, 2009 and fifty-three weeks ended August 3, 2008

Net sales for fiscal 2009 were approximately $160.1 million compared to $136.1 million in fiscal 2008, an increase of $24.0 million, or 17.6%. The increase in net sales is primarily related to:

o an increase of approximately $18.0 million primarily due to the inclusion of eleven months of Eyal's revenues since its acquisition in the first quarter of fiscal 2009;
o an increase of approximately $5.6 million, or 11.3%, at Herley Lancaster primarily due to improved manufacturing productivity on contract shipments compared to last year's supplier quality and manufacturing throughput issues. The increase was partially offset by a reduction in net sales of approximately $2.8 million related to the settlement of a claim with Lockheed Martin for equitable adjustment for unpriced change orders;
o an increase of approximately $4.7 million, or 21.4%, at Herley New England primarily due to increased bookings on the ICAP and EA-18G programs; and
o net revenue decreases related to various other programs and products across multiple sites.

Domestic and foreign sales were 67% and 33%, respectively, of net sales in fiscal 2009 versus 67% and 33%, respectively, in the prior fiscal year. Bookings were approximately $191.1 million, of which 66% were domestic and 34% were foreign. This compares to bookings of approximately $139.2 million in the prior-year period, of which 74% were domestic and 26% were foreign.

Gross profit in fiscal 2009 was $27.4 million (17.1% gross profit margin) compared to $28.2 million (20.8% gross profit margin) in fiscal 2008, a decrease of $0.8 million. Contributing to the decrease in gross profit and gross profit percentage during fiscal 2009 are primarily the following:

o Herley Lancaster experienced certain unfavorable, non-recurring expenses including an approximately $6.2 million write-off of certain inventory associated with the settlement of litigation with a customer, approximately $2.8 million adjustment to net sales and expenses of $0.3 million associated with the settlement of an outstanding claim for equitable adjustment with Lockheed Martin and unfavorable inventory obsolescence and related adjustments of approximately $2.0 million, partially offset by the an estimated favorable variable contribution margin of approximately $4.5 million related to the incremental revenue increase;
o Offsetting the overall gross profit decrease was the inclusion of approximately $3.3 million representing eleven months of Eyal's operating results since its acquisition in the first quarter of fiscal 2009; and
o    Product mix of contracts both domestically and internationally.

Selling and administrative (S&A) expenses for fiscal 2009 were $29.0 million, or 18.1% of sales, as compared to $28.3 million, or 20.8% of sales, in fiscal 2008. The $0.7 million increase in selling and administrative expenses is primarily attributable to an increase of approximately $2.4 million due to the inclusion of eleven months of Eyal's expenses since its acquisition in the first quarter of fiscal 2009, partially offset by a gain on the sale of certain assets, reductions in certain sales commissions and overall cost reductions. S&A expenses as a percent of sales decreased 270 basis points due to leveraging the cost structure.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, we evaluated goodwill and other intangible assets for possible impairment in our fourth quarter of fiscal 2009. We concluded that our goodwill was impaired and recorded a charge to operating results of $42.1 million. In addition, we partially impaired the value of a license agreement of approximately $2.1 million. The fourth-quarter non-cash goodwill and partial intangible asset impairments are not fully tax deductible, resulting in an increase in our effective tax rate from continuing operations for the period. These impairments do not affect our cash position, cash flow from operating activities, credit availability or liquidity and should not have any affect on our future operations.

We had an operating loss from continuing operations during fiscal 2009 of $58.0 million compared to an operating loss of $21.2 million last year. The results in fiscal 2009 include impairment of goodwill and other intangible assets of $44.2 million, employment contract settlement costs of $10.6 million and legal expenses of $1.8 million, while results in fiscal 2008 include litigation settlements of $9.5 million with the Department of Justice and $6.0 million with EADS (see Note A to the Consolidated Financial Statements), as well as related legal expenses of $5.6 million. In addition, fiscal 2009 operating results were further adversely impacted by costs associated with the transition of the Farmingdale manufacturing operation (including related contract losses of approximately $2.0 million, abandonment of fixed assets of approximately $0.3 million and inventory write-offs of approximately $2.0 million), additional inventory adjustments and obsolescence reserves of approximately $1.3 million and the settlement of certain litigation and other claims of approximately $9.3 million. Excluding these non-recurring or unusual costs, the comparative operating results would have been better than last year primarily due to the increase in sales volume.

Interest income was $0.1 million, decreasing $1.0 million in fiscal 2009 due to lower average cash balances through portions of the year and an overall decrease in rates. Interest expense was $1.4 million, increasing $0.7 million over last year primarily attributable to the incremental debt incurred from the Eyal acquisition.

We recognized a net foreign exchange loss of $0.3 million in fiscal year 2009 compared to $0.1 million last year. Foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The benefit for income taxes from continuing operations for fiscal 2009 was $18.9 million representing an effective income tax benefit rate of 31.7%, compared to an effective income tax benefit rate of 49.2% in fiscal 2008. The 31.7% benefit is less than the statutory rate of 35% primarily due to the unfavorable effect of a portion of the goodwill impairment that is not deductible for tax purposes, the benefit of research and development credits, as well as the estimated benefit of state net operating losses.

Basic and diluted loss per common share for fiscal 2009 were both $(3.03) compared to $(.76) loss per basic and diluted common share for fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

The following table presents a financial summary comparison (in thousands) of operational results from continuing operations and certain key performance indicators.

                                            Fourth Quarter                      Fiscal Year to Date
                                 ------------------------------------    ---------------------------------

                                      2008       2007        % Change         2008       2007    % Change
                                 ------------------------------------    ---------------------------------
Net sales                            $37,867    $34,531         10 %       $136,088   $137,850       (1)%
Gross profit                          $7,001    $10,211        (31)%        $28,240    $38,645      (27)%
Gross profit percentage                 18.5%      29.6%                       20.8%      28.0%
Selling and administrative            $6,371     $7,614        (16)%        $28,349    $27,305        4 %
Litigation costs                      $3,289       $448        634 %         $5,550     $1,674      232 %
Litigation settlement                    -          -                       $15,542       -          n/a
Employment settlement costs              -          -                          -        $8,914       n/a
Operating (loss) income              ($2,658)    $2,149       (224)%       ($21,201)      $752       -
Bookings                             $33,702    $25,947         30 %       $139,163   $158,388      (12)%
Backlog                             $138,534   $131,826          5 %       $138,534   $131,826        5 %

The poor financial performance in fiscal 2008 was driven largely by litigation and related settlement costs, as well as engineering and manufacturing difficulties on a number of significant and important contracts, including development contracts.

Fifty-three weeks ended August 3, 2008 and fifty-two weeks ended July 29, 2007

Net sales for fiscal 2008 were approximately $136.1 million compared to $137.9 million in fiscal 2007, a decrease of $1.8 million, or 1%. The decrease in net sales is primarily related to:

o delays in key microwave development and production programs at Herley Farmingdale of approximately $6.3 million;
o a decrease of approximately $2.4 million as certain commercial programs ended and the transition towards military business progressed at Herley CTI;

o a decrease of approximately $2.1 million at our Herley Medical Products division related to the timing of capital purchasing requirements at two key commercial customers; and
o disruptions across several production programs due to supplier quality issues.

Partially offsetting these decreases was:
----------------------------------------
o an increase of approximately $5.7 million of simulation systems and other product sales through Micro Systems, Inc.;
o an increase of approximately $0.8 million at Herley New England due to volume of certain key second-generation production programs; and
o    an overall increase on various programs and products across multiple sites.

Domestic and foreign sales were 66% and 34% respectively of net sales in fiscal 2008 versus 69% and 31%, respectively, in the prior fiscal year. Bookings were approximately $139.2 million, of which 74% were domestic and 26% were foreign. This compares to bookings of approximately $158.4 million in the prior-year period, of which 63% were domestic and 37% were foreign.

Gross profit in fiscal 2008 was $28.2 million (20.8% gross profit margin) compared to $38.6 million (28.0% gross profit margin) in fiscal 2007, representing a decrease of $10.4 million. Contributing to the reduction in gross profit during fiscal 2008 are the following items:

o Higher independent research and development costs of approximately $3.1 million on investments in certain strategic opportunities at several Herley operations;
o Approximately $2.6 million in contract losses recognized on two development and production contracts at Herley Farmingdale;
o Higher costs at our Israeli subsidiary due to the unfavorable exchange rate of the U.S. Dollar versus the New Israeli Shekel reduced gross profit by approximately $1.6 million;
o Reduced volume of revenues across several Herley operations affected gross profit by approximately $1.2 million;
o Approximately $1.0 million at Herley Farmingdale due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts;
o Disruptions across several production programs due to supplier quality issues, increased costs of production; and
o    Product mix of contracts both domestically and internationally.

Selling and administrative expenses in fiscal 2008 were $28.3 million as compared to $27.3 million in fiscal 2007. The $1.0 million increase in selling and administrative expenses is primarily attributable to an increase in representative commissions related largely to our international business.

As of August 3, 2008, we had aggregate claims, related to various legal matters, under our Directors and Officers insurance policy of approximately $7.2 million (net of a deductible of $500,000) and have received partial payments of approximately $2.2 million. We entered into an agreement in January 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, we would repay to the insurance carrier any such uncovered sums previously advanced to us. Subsequent to the end of fiscal 2008, the insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by us. We have responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. However, based on the insurance company's position and generally accepted accounting principles, we are not permitted to record any potential claim for recovery under our insurance policy. Accordingly, the previously recorded receivable of $2.8 million as of May 4, 2008 was eliminated in the fourth quarter of fiscal 2008.

Including the elimination of the previously recorded receivable of $2.8 million as discussed in Item 3, "Legal Proceedings", litigation costs were approximately $5.6 million versus $1.7 million in fiscal 2007.

We had an operating loss from continuing operations during fiscal 2008 of $21.2 million compared to operating income of $0.8 million in fiscal 2007. The results of fiscal 2008 include both the $9.5 million settlement of the Department of Justice litigation and the $6.0 million settlement of the EADS litigation as discussed in Note A to the Consolidated Financial Statements, as well as related legal expenses of $5.6 million. The decrease in operating income before the legal expenses, litigation settlements and employment contract settlement costs is attributable to the reduction in sales volume, the decrease in gross margin as discussed above, and the increase in selling and administrative expenses.

Interest income was $1.1 million, a decrease of $0.1 million in fiscal 2008 because of lower average cash balances through portions of the year. Interest expense was $0.7 million, a decrease of $0.1 million versus the prior year.

We recognized a net foreign exchange loss of $0.1 million in fiscal 2008 compared to a foreign exchange transaction gain of $0.5 million in fiscal 2007. The foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

The combined benefit for income taxes from continuing and discontinued operations for fiscal 2008 was $10.0 million representing an effective income tax benefit rate of 49.2%, as compared to an effective income tax benefit rate of 48.5% in fiscal 2007. The increase in the effective income tax rate for fiscal 2008 is primarily attributable to the net operating loss for the company for fiscal 2008 as compared to overall income for the Company in fiscal 2007. The 49.2% benefit exceeds the statutory rate of 35% primarily due to the reversal of FIN 48 liabilities of approximately $2.7 million that are no longer needed due to the expiration of the statute of limitations for an earlier tax year in which an uncertain tax position had been taken. Another major component to the benefit was the tax on the non-deductible penalty paid as part of the litigation settlement, which reduced the benefit by 6.0%.

Basic and diluted loss per common share for fiscal 2008 were both $(.76) compared to basic and diluted earnings per common share of $.22 each for fiscal 2007.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2010 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at August 2, 2009 was approximately $182 million, of which approximately 80% is expected to ship in fiscal 2010. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers have accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 16% and 13% of total net sales from continuing operations for fiscal 2009 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $1.8 million at August 2, 2009 and $0.7 million at August 3, 2008. The balance of advanced payments was approximately $12.7 million at August 2, 2009 and $8.1 million at August 3, 2008. The fiscal 2009 increase relates to the timing of payments pursuant to the terms of various contracts.

As of August 2, 2009, we have approximately $14.8 million in cash and cash equivalents and approximately $26.7 million available under our bank credit facility, net of outstanding stand-by letters of credit of $13.3 million. As of August 2, 2009 and August 3, 2008, working capital was $81.1 million and $94.4 million, respectively, and the ratio of current assets to current liabilities was 2.5 to 1 and 3.1 to 1, respectively.

Net cash provided by operations during fiscal 2009 was approximately $14.9 million as compared to net cash used in operations of $10.6 million in the prior year, a net operating cash flow increase of approximately $25.2 million. We had a net loss in the current fiscal year of $41.2 million versus a loss of $10.3 million in the prior year. Fiscal 2009 was impacted by the non-cash impairment of goodwill and other intangible assets of $44.2 million, additional employment settlement costs of approximately $10.6 million, none of which were paid in fiscal 2009 (as discussed in Note I to the Consolidated Financial Statements), as well as the settlement costs of various litigation, claims and related expenses of approximately $9.3 million, for which we expect to make final net cash payments of $0.5 million in the first quarter of fiscal 2010 (as discussed in Note F to the Consolidated Financial Statements). Fiscal 2008 included the settlement costs of various litigation and related expenses of approximately $15.5 million, including cash payments of $13.5 million in fiscal 2008 (as discussed in Note F to the Consolidated Financial Statements).

Other significant changes in net cash from operating activities during fiscal 2009 include:

     o    the receipt of refundable income taxes of approximately $2.4 million;
     o a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $5.6 million due to the shipment and billing of contracts on percentage of completion;
     o the receipt of cash advances, net of liquidations, aggregating approximately $6.6 million on the contracts noted above;
     o an increase in inventories of approximately $6.7 million primarily from the purchase of materials related to the higher level of backlog;
     o an increase in trade accounts receivable of approximately $3.4 million primarily due to the increased sales volume;
     o an increase in accounts payable and accrued expenses of approximately $2.9 million primarily as a result of the timing of purchases;
     o an accelerated and final payment related to a prior employment settlement of $3.4 million due to a change in control, as defined; and
     o    a payment on the EADS litigation settlement of $1.0 million.

As of August 2, 2009, we have available net operating loss carry-forwards for federal income tax reporting purposes of approximately $16.4 million, net of carryback, and available net operating loss carry-forwards for state income tax purposes of approximately $20.6 million, with expiration dates through 2029. As a result, we do not expect to make cash payments for federal or state income taxes in fiscal 2010 based on our internal projections.

Net cash used in investing activities of approximately $20.4 million were primarily related to the acquisition of Eyal for approximately $30.0 million (including acquisition costs of approximately $0.4 million, net of cash acquired of approximately $0.4 million) and capital expenditures of approximately $5.4 million. Offsetting these investing uses were proceeds from the sale of ICI of $15.0 million, of which approximately $0.8 million is being held in escrow as security for certain indemnification obligations. We expect substantially all of the monies held in escrow to be released to us during the fourth quarter of fiscal 2010.

Net cash provided by financing activities of approximately $6.1 million includes borrowings under our bank line of credit of approximately $15.6 million for working capital and borrowings to fund the acquisition of Eyal of $20.0 million under the credit line and $10.0 million under a new term loan in Israel. Partially offsetting these borrowings were payments of approximately $38.1 million against our outstanding line of credit and approximately $2.2 million of long-term debt, including payments of approximately $0.8 million on the term loan in Israel.

Bank Line of Credit and Term Loan

On April 30, 2007, the Company replaced its existing credit facility with a new $40 million Revolving Credit Loan Agreement ("Agreement") with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2011. The Company may elect to borrow with interest at the bank's prime rate of interest minus 0.50%; or the greater of LIBOR plus a margin of 2.50% or 3.50% (effective May 4, 2009) (the margin was 1.65% at August 3, 2008). There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.25% per annum on outstanding stand-by letters of credit. Stand-by letters of credit in the amount of approximately $13.3 million were outstanding at August 2, 2009 (see Note F). If at any time the Company's backlog of orders falls below $50 million, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog relating to continuing operations as of August 2, 2009 was approximately $182 million.

There were no borrowings under the line of credit at August 2, 2009. We have approximately $26.7 million available under our line at August 2, 2009. Subsequent to the end of fiscal 2009 through the date of this filing, we have net borrowings of approximately $5 million under the line of credit primarily to satisfy certain employment settlements, litigation and related matters (see below). A loan of $2.5 million was outstanding under the line at August 3, 2008.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. As a result of our settlement of various claims and disputes and our inventory reduction, we did not meet the minimum tangible net worth covenant at August 2, 2009 by approximately $2.4 million and have obtained a waiver from our bank. We are in compliance with all other financial covenants at August 2, 2009.

In October 2009, we amended our agreement with the bank and expect to be in compliance with all financial covenants through fiscal 2010 based on our current business outlook. However, we could become non-compliant with one or more of the financial covenants in the future if there is an unfavorable resolution of our outstanding litigation. The covenants under the line of credit may affect our ability to undertake additional debt in the future.

On September 16, 2008, in connection with the acquisition of Eyal (see Notes B and H to the Consolidated Financial Statements), we borrowed $20.0 million under our line of credit and entered into a new term loan ("term loan") in the amount of $10 million through a bank in Israel. The term loan is payable in quarterly installments over a period of ten years, bearing interest at LIBOR plus 1.5%. The term loan agreement contains various financial covenants which have been met as of August 2, 2009, including, among other matters, minimum net equity as defined. We expect to be in compliance with all financial covenants through fiscal 2010 based on our business outlook. The covenants under the term loan primarily affect the Israeli business unit and would not significantly affect the Company's ability to undertake additional debt, if at all, in the future. In November 2008, we repaid $14.0 million on our line of credit from the proceeds of the ICI sale.

Employment Settlements, Litigation and Related Matters (also see Notes F and I to the Consolidated Financial Statements)

In July 2009, we entered into a settlement agreement with Myron Levy, our former Chairman and Chief Executive Officer, terminating his employment agreement. The settlement agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy is to receive a lump sum payment of approximately $4.7 million, which was paid in August 2009, and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also shall continue as a consultant to us for three years at an annual compensation of $50,000 and is to receive certain other benefits as provided in the employment agreement, including medical reimbursement and insurance.

In August 2009, we entered into an agreement with Jeffrey L. Markel terminating his employment agreement, effective as of August 1, 2009. The agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, Mr. Markel is to receive an immediate lump sum payment of approximately $1.4 million, which was paid in August 2009. Mr. Markel also shall continue as a consultant to us for three years at an annual compensation of $67,667 and is to receive certain other benefits as provided in the employment agreement, including medical care reimbursement.

In June 2009, a Special Committee of our Board of Directors authorized an accelerated payment to Lee N. Blatt, former chairman of the Company under the terms of his agreement with us dated September 27, 2006 due to a change in control, as defined in the agreement. The triggering event caused approximately $3.4 million otherwise payable over the next 34 months to become immediately payable. We paid that amount in July 2009.

At August 3, 2008, we had approximately $4.3 million due from a customer related to claims and unpriced change orders in connection with changes in scope issues under a contract that were in dispute. In September 2009, we settled this claim for approximately $2.3 million, less $0.8 million previously advanced by this customer. As a result, at August 2, 2009, we recorded a charge of approximately $0.3 million against our cost of products sold and reduced net sales by approximately $2.8 million. We have a receivable due from this customer of approximately $1.5 million.

In May 2009, we were advised that a contract with Herley Farmingdale that was included in our backlog at the time in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract. On June 8, 2009, we filed suit for breach of contract related to our customer's decision to terminate the contract for default. In October 2009, we settled this matter in its entirety, exchanging mutual equivalent releases to avoid the delays, expense and uncertainty of litigation. Under the terms of the settlement, we paid $2.0 million to EDO and mutually agreed to a termination of the purchase order for convenience without further liability to either party. As a result, we recorded a charge of approximately $5.9 million against our cost of products sold in fiscal 2009.

In 2006, we were served with several class-action complaints against us and certain of our current and former officers and directors and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Actions.

Stock Repurchase Program

We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. There were no shares repurchased under this program in fiscal 2009. As of August 2, 2009, we acquired an aggregate of approximately 2.4 million shares in the open market, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things.

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

Contractual   Financial   Obligations,   Commitments   and   Off-Balance   Sheet
Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt, lease and settlement agreements, and contingent commitments such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.

We have outstanding an aggregate of approximately $24.0 million in open purchase orders as of August 2, 2009. These open purchase orders represent executory contracts for the purchase of goods and services which are expected to be substantially fulfilled in the next six months.

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

The following table summarizes our contractual financial obligations and other contingent commitments, including interest, at August 2, 2009 (in thousands):

                                                           Within     2-3      4-5    After 5
Obligations                                       Total    1 Year    Years    Years    Years
-----------------------------------------------------------------------------------------------

Mortgage Note                                  $    2,203      $219     $440   $1,544   $ -
Industrial Revenue Bonds                            2,812       214      424      432    1,742
Term Loan                                           9,447     1,021    2,043    2,043    4,340
Notes Payable - Other                                 283       283    -        -        -
Litigation Settlements                              3,000     3,000    -        -        -
Employment Settlement Agreements (1)(2)            10,667     7,717    2,950    -        -
Consulting Agreements                                 756       252      504    -        -
Operating Lease Obligations                        11,539     3,213    4,853    2,098    1,375
Purchase Obligations                               23,985    23,393      592      -        -
                                                 ----------------------------------------------
                                                   64,691    39,312   11,805    6,117    7,457
Stand-by Letters of Credit                         13,271     9,961    3,248       62      -
                                                 ----------------------------------------------
Total Contractual Obligations                  $   77,962   $49,273  $15,053   $6,179   $7,497
                                                 ==============================================

(1) In July 2009, we entered into a settlement agreement with Myron Levy, our former Chairman and Chief Executive Officer, terminating his employment agreement. The settlement agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy is to receive a lump sum payment of approximately $4.7 million, which was paid in August 2009, and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also shall continue as a consultant to us for three years at an annual compensation of $50,000 and is to receive certain other benefits as provided in the employment agreement, including medical reimbursement and insurance.

(2) In August 2009, we entered into an agreement with Jeffrey L. Markel terminating his employment agreement, effective as of August 1, 2009. The agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, Mr. Markel is to receive an immediate lump sum payment of approximately $1.4 million, which was paid in August 2009. Mr. Markel also shall continue as a consultant to us for three years at an annual compensation of $67,667 and is to receive certain other benefits as provided in the employment agreement, including medical care reimbursement.

Several officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $3.4 million in the event of a change of control as defined in the agreements. The agreements expire from one to two years from the date of a change of control.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note A to the Consolidated Financial Statements for a discussion of these matters.

Critical Accounting Policies and Estimates

Our established policies are outlined in the Note A to the Consolidated Financial Statements entitled "Summary of Significant Accounting Policies" (contained in Part II, Item 8 of this Annual Report on Form 10-K). As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner which is intended to provide the user of our financial statements a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined below.

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately 99% of our contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Historically approximately 10% of our revenues were derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting on the cost to cost method. Under this method, revenue is recorded based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of our single reporting unit with our carrying value, and (ii) if impairment is indicated, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We performed our annual impairment evaluation required by SFAS No. 142 as of August 2, 2009. We have historically determined our fair value using our current market capitalization, which, in an active market for our common stock, we consider a reasonable indication of implied fair value. At August 2, 2009, the market capitalization was below our carrying value. We proceeded to further evaluate our fair value using the income approach and the market approach, as well as a weighted blend of each of the fair value approaches. Based upon these collective analyses, we concluded that there was an indicator of impairment of goodwill as of August 2, 2009 and proceeded to the second step to determine the amount of impairment loss. Such goodwill impairment loss, in the amount of $42.1 million, was charged to operations in the fourth quarter of fiscal 2009.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation costs includes: (a) compensation cost of stock options granted prior to but not yet vested as of August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of SFAS 123) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for our employees. As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Since the acquisitions of General Microwave Corporation and its Israeli subsidiary, Eyal and EWST, we are subject to movements in foreign currency rate changes related to our operations in Israel and in the U.K. Prior to fiscal 2008, the movements in the New Israeli Shekel versus the U.S. Dollar have not been significant. Movements in Pounds Sterling (the functional currency at EWST) have been more significant.

For fiscal years 2009, 2008, and 2007, Herley Israel accounted for approximately 22%, 13% and 12%, respectively, of our consolidated net sales. A significant portion of the revenues are derived from dollar denominated contracts. However, costs at Herley Israel are largely based in New Israeli Shekels which exposes us to market risk with respect to fluctuations in the U.S. dollar value of future New Israeli Shekel denominated costs and earnings. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2009, for example, would have increased costs by approximately $3,430,000, and would have increased our consolidated loss from continuing operation before income taxes by approximately $3,430,000. The average, high and low foreign currency exchange rates during fiscal year 2009 were 0.283, 0.309 and 0.246 respectively. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2008, for example, would have increased costs by approximately $1,736,000, and would have decreased our consolidated income from continuing operations before income taxes by approximately $1,736,000. The average, high and low foreign currency exchange rates during fiscal year 2008 were 0.2688, 0.3096, and 0.2304, respectively.

For fiscal years 2009, 2008 and 2007, EWST accounted for approximately 2%, 3% and 3%, respectively, of our consolidated net sales based in part on the rate at which EWST's Sterling denominated financial statements have been converted into U.S. dollars. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2009, for example, would have reduced sales by approximately $341,000, and would have decreased our consolidated loss from operations before income taxes by approximately $190,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2009 were 1.582, 1.8869 and 1.4189 respectively. A 10% decline in the average value of Sterling in fiscal 2008, for example, would have reduced sales by approximately $437,000 and would have decreased our consolidated loss from continuing operations before income taxes by approximately $161,000 due to the reduction in the U.S. dollar value of EWST's sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2008 were 2.00, 2.07 and 1.96 respectively.

We have made inter-company advances to EWST in the aggregate amount of approximately $8.6 million as of August 2, 2009. Since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2010, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H to the Consolidated Financial Statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $125,000 as of August 2, 2009. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

In July 2008, the Company negotiated to extend the maturity of its Mortgage note to March 1, 2014 with fixed monthly principal and interest installments of $23,359 based upon a twenty-year amortization including interest at a fixed rate of 7.43% through March 1, 2009 and at LIBOR plus 1.75% thereafter (2.06% at August 2, 2009).

In September 2008, the Company entered into a new term loan in the amount of $10 million for a period of 10 years through the Company's bank in Israel. The new loan is payable in quarterly installments of $250,000 over a period of 10 years with interest at LIBOR plus 1.5%. The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date and corresponding fair values are as follows (in thousands):

         Fiscal year                                              Term
           ending                Mortgage           Bonds         loan
         -----------             -------            -----         ----
             2010             $         182 $          130 $       1,000
             2011                       187            135         1,000
             2012                       190            140         1,000
             2013                       193            150         1,000
             2014                     1,202            155         1,000
             2015 and later          -               1,520         4,250
                                 -----------   ------------   -----------
                              $       1,954 $        2,230 $       9,250
                                 ===========   ============   ===========
       Fair value             $       1,954 $        2,230 $       9,250
                                 ===========   ============   ===========

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

II.  Changes in Internal Control over Financial Reporting.

     During the quarter ended August 2, 2009, there were certain insignificant changes in our internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management's Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of August 2, 2009. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

     Based on the COSO criteria, we believe our internal control over financial reporting as of August 2, 2009 was effective.

     Our internal control over financial reporting as of August 2, 2009 has been audited by Marcum LLP, independent registered public accounting firm, as stated in their report which is included below.

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
           ----------------------------------------------------------
                   INTERNAL CONTROL OVER FINANCIAL REPORTING
                   -----------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of Herley Industries, Inc.

We have audited Herley Industries, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of August 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Herley Industries, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of August 2, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of August 2, 2009 and August 3, 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows and the related financial statement schedule for the fifty-two (52) weeks ended August 2, 2009, fifty-three (53) weeks ended August 3, 2008 and the fifty-two (52) weeks ended July 29, 2007 of the Company, and our report, which was based on our audit and the report of other auditors, dated October 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Melville, New York
October 16, 2009

Item 9B.  Other Information

       Not applicable

PART III

The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2010, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended August 2, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

3.1 Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).
3.2 By-Laws, as amended August 7, 2001 (Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended July 29, 2001).
10.1 1996 Stock Option Plan (Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended July 28, 1996).
10.2 1997 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 10,
     1997).
10.3 1998 Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.4 2000 Stock Option Plan (Exhibit 4.1 of Report on Form S-8 dated October 12,
     2001).
10.5 2003 Stock Option Plan  (Exhibit 10.1 of Report on Form 10-Q dated June 11,
     2003).
10.6 Lease Agreement dated September 1, 1999 between Registrant and RSK Realty LTD. (Exhibit 10.8 of Annual Report on Form 10-K for the fiscal year ended August 1, 1999).
10.7 Lease Agreement dated March 1, 2000 between Registrant and RSK Realty LTD (Exhibit 10.13 of Annual Report on Form 10-K for the fiscal year ended July 30, 2000).
10.8 Trust Indenture dated as of October 19, 2001 between Registrant, and East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).
10.9 Administrative Agreement between the Department of the Navy, on behalf of the Department of Defense, and Herley Industries, Inc. (Exhibit 10.1 of Form 8-K dated October 12, 2006).
10.10 Agreement between Herley Industries, Inc. and Lee N. Blatt effective October 12, 2006 (Exhibit 10.2 of Form 8-K dated October 12, 2006).
10.11 Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel (Exhibit 10.1 of Form 8-K dated May 30, 2007).

10.12 Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A. (Exhibit 10.1 of Form 8-K dated June 7, 2007).
10.13 Amendment No. 1 to Agreement between Herley Industries, Inc. and the Department of the Navy. (Exhibit 10 of Form 8-K dated August 15, 2007).
10.14 Asset Purchase Agreement dated as of August 1, 2008 by and between General Microwave Israel Acquisition (2008) Ltd. and Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit 10.1 of Form 8-K dated September 22, 2008).
10.15 Addendum to the Asset Purchase Agreement dated as of September 16, 2008 by and between Herley GMI Eyal Ltd. (formerly called General Microwave Israel Acquisition (2008) Ltd.), Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit
     10.2 of Form 8-K dated September 22, 2008).
10.16 Third Amendment to Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A. (Exhibit
     10.1 to Report on Form 10-Q for quarter ended April 29, 2007)
10.17 Fourth Amendment to Revolving Credit Loan Agreement dated July 30, 2009 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A.
10.18 Fifth Amendment to Revolving Credit Loan Agreement dated October 13, 2009 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A.
10.19 Agreement dated July 22, 2009 terminating the Employment Agreement dated as of July 22, 2002 as modified on December 9, 2003 between Herley Industries, Inc. and Myron Levy (Exhibit 10 of Form 8-K dated July 22,
     2009).
10.20 Agreement dated August 1, 2009 terminating the Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel (Exhibit 10 of Form 8-K dated August 12, 2009).
10.21 Amendment and Restatement of 2006 New Employee Stock Option Plan of Herley Industries, Inc.
23.1 Consent of Marcum LLP.
23.2 Consent of Deloitte.

31.1 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     (1)  See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 38.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 16, 2009.

                             HERLEY INDUSTRIES, INC.

                             By: /S/ Richard F. Poirier
                             -----------------------------------------
                                 Richard F. Poirier
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 16, 2009 by the following persons in the capacities indicated:


By:    /S/  David H. Lieberman                      Chairman of the Board
   ------------------------------------------------
      David H. Lieberman

       /S/ Richard F. Poirier                       Chief Executive Officer
By: ----------------------------------------------- and President
      Richard F. Poirier                           (Principal Executive Officer)


By:    /S/ Anello C. Garefino                       Vice President and
   ------------------------------------------------ Chief Financial Officer
      Anello C. Garefino                           (Principal Financial Officer)

By:    /S/  John A. Thonet                          Secretary and Director
   -----------------------------------------------
      John A. Thonet

By:    /S/  Carlos C. Campbell                      Director
   -----------------------------------------------
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.                   Director
   -----------------------------------------------
      Edward K. Walker, Jr.

By:    /S/ Edward A. Bogucz                         Director
   -----------------------------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                     Column B          Column C              Column D    Column E
                                                             Additions              Amount
                                                                                    written
                                          Balance at    Charged to                    off      Balance at
                                           beginning    costs and                   against      end of
             Description                   of period    expenses      Other         reserve      period
             -----------                  ----------    -----------   -----         --------   ----------
   Valuation accounts deducted
       from assets to which they
       apply:
   August 2, 2009:
   Inventories                                 $ 6,476     $ 2,495  $       -         $ 1,657       $ 7,317

   August 3, 2008:
   Inventories                                 $ 5,163     $ 1,678  $       -           $ 365       $ 6,476

   July 29, 2007:
   Inventories                                 $ 4,576     $ 1,277  $       -           $ 690       $ 5,163

All other Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data


                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                           F-2

INDEPENDENT AUDITORS' REPORT                                                      F-3

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of August 2, 2009 and August 3, 2008          F-4

     Consolidated Statements of Operations for the fifty-two weeks ended August
      2, 2009, fifty-three weeks ended August 3, 2008 and the fifty-two weeks
      ended July 29, 2007                                                         F-5

     Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended August 2, 2009, fifty-three weeks ended August 3, 2008 and the
      fifty-two weeks ended July 29, 2007                                         F-6

     Consolidated Statements of Cash Flows for the fifty-two weeks ended August
      2, 2009, fifty-three weeks ended August 3, 2008 and the fifty-two weeks
      ended July 29, 2007                                                         F-7

     Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Audit Committee of the
Board of Directors and Shareholders of Herley Industries, Inc.


We have audited the accompanying consolidated balance sheets of Herley Industries, Inc. and Subsidiaries, (the "Company") as of August 2, 2009 and August 3, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two weeks ended August 2, 2009, the fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the 2009 financial statements of General Microwave Israel and its wholly-owned subsidiary, which consolidated statements reflect total assets of $61,288,799 as of August 2, 2009, and total revenues of $36,467,311 for the fifty-two weeks then ended. General Microwave Israel acquired Eyal Industries on September 16, 2008 (see Note B to the consolidated financial statements). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for General Microwave Israel and Subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors for the fifty-two weeks ended August 2, 2009, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herley Industries, Inc. and Subsidiaries as of August 2, 2009 and August 3, 2008, and the results of their operations and their cash flows for the fifty-two weeks ended August 2, 2009, fifty-three weeks ended August 3, 2008 and the fifty-two weeks ended July 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion based on our audits and the report of the other auditors for the fifty-two weeks ended August 2, 2009, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herley Industries, Inc. and Subsidiaries' internal control over financial reporting as of August 2, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 16, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
Melville, New York
October 16, 2009

INDEPENDENT AUDITORS' REPORT



To the Audit Committee of the Board of Directors and Shareholders of Herley Industries, Inc.


We have audited the accompanying consolidated balance sheets of General Microwave Israel and Subsidiary as of August 2, 2009 and the related consolidated statements of income, and cash flows for the fifty-two weeks ended August 2, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Microwave Israel and Subsidiary as of August 2, 2009 and the results of their operations and their cash flows for the fifty-two weeks ended August 2, 2009 in conformity with accounting principles generally accepted in the United States of America.



Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member of Deloitte Touche Tohmatsu
Jerusalem, Israel

October 2, 2009

                       HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                            August 2,        August 3,
                                                              2009             2008
                                                          -------------    -------------
           ASSETS
Current Assets:
      Cash and cash equivalents                           $     14,820     $     14,347
      Trade accounts receivable, net                            28,687           27,003
      Costs incurred and income recognized in excess
         of billings on uncompleted contracts and claims        10,396           19,490
      Inventories, net                                          57,804           61,559
      Deferred income taxes                                     19,380           11,263
      Other current assets                                       2,816            4,618
                                                          -------------    -------------
                  Total Current Assets                         133,903          138,280
Property, plant and equipment, net                              32,872           30,552
Goodwill                                                        43,722           73,900
Intangibles, net                                                 9,619           16,145
Deferred income taxes                                            7,571                -
Other assets                                                       598              541
                                                          -------------    -------------
                  Total Assets                            $    228,285     $    259,418
                                                          =============    =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                   $      1,595     $      1,394
      Current portion of employment settlement agreements -
          (net of imputed interest of $98 in 2009 and $238
           in 2008)                                              7,400            1,119
      Current portion of litigation settlements
          (net of imputed interest of $46 in fiscal 2009
           and 2008)                                               954              954
      Accounts payable and accrued expenses                     25,509           27,589
      Billings in excess of costs incurred and
          income recognized on uncompleted contracts               261              613
      Accrual for contract losses                                3,440            2,994
      Accrual for warranty costs                                   938            1,142
      Advance payments on contracts                             12,698            8,120
                                                          -------------    -------------
                  Total Current Liabilities                     52,795           43,925
Long-term debt, net of current portion                          12,246            7,092
Long-term portion of employment settlement agreements
  (net of imputed interest of $79 in 2009 and $287 in 2008)      2,827            3,074
Long-term portion of litigation settlement -
  (net of imputed interest of $108)                                  -              892
Other long-term liabilities                                      2,361            2,161
Deferred income taxes                                                -            8,839
                                                          -------------    -------------
                  Total Liabilities                             73,274           65,983
                                                          -------------    -------------
Commitments and Contingencies
Shareholders' Equity:
      Common stock, $.10 par value; authorized 20,000,000
        shares; issued and outstanding 13,719,926 in 2009
        and 13,521,902 in 2008                                   1,372            1,352
      Additional paid-in capital                               103,113          101,403
      Retained earnings                                         47,882           89,058
      Accumulated other comprehensive (loss) income               (311)           1,622
                                                          -------------    -------------
                  Total Shareholders' Equity                   152,056          193,435
                                                          -------------    -------------
                  Total Liabilities and Shareholders'
                   Equity                                 $    228,285    $     259,418
                                                          =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         Fifty-two    Fifty-three    Fifty-two
                                                        weeks ended   weeks ended   weeks ended
                                                         August 2,    August 3,      July 29,
                                                           2009          2008          2007
                                                        ------------ -------------  ------------
Net sales                                               $   160,089  $    136,088 $     137,850
                                                        ------------ -------------  ------------
Cost and expenses:
      Cost of products sold                                 132,648       107,848        99,205
      Selling and administrative expenses                    28,981        28,349        27,305
      Impairment of goodwill and other intangible assets     44,151             -             -
      Litigation costs                                        1,786         5,550         1,674
      Litigation settlement                                       -        15,542             -
      Employment contract settlement costs                   10,553             -         8,914
                                                        ------------ -------------  ------------
                                                            218,119       157,289       137,098

      Operating (loss) income                               (58,030)      (21,201)          752
                                                        ------------ -------------  ------------
Other (expense) income:
      Interest income                                           106         1,050         1,145
      Interest expense                                       (1,392)         (661)         (790)
      Foreign exchange transactions losses                     (276)         (126)          501
                                                        ------------ -------------  ------------
                                                             (1,562)          263           856
                                                        ------------ -------------  ------------

      (Loss) income from continuing operations before
        income taxes                                        (59,592)      (20,938)        1,608
      Benefit for income taxes                              (18,872)      (10,254)         (791)
                                                        ------------ -------------  ------------
      (Loss) income from continuing operations              (40,720)      (10,684)        2,399
                                                        ------------ -------------  ------------
Discontinued operations:
      (Loss) income from operations of discontinued
         subsidiary                                            (734)          589           491
      (Benefit) provision for income taxes                     (278)          251          (228)
                                                        ------------ -------------  ------------
      (Loss) income from discontinued operations               (456)          338           719
                                                        ------------ -------------  ------------
Net (loss) income                                       $   (41,176) $    (10,346)$       3,118
                                                        ============ =============  ============

(Loss) earnings per common share - Basic
      (Loss) income from continuing operations          $ (3.00)     $  (.78)     $     .17
      (Loss) Income from discontinued operations           (.03)         .02            .05
                                                        ------------ -------------  ------------
      Net (loss) income                                 $ (3.03)     $  (.76)     $     .22
                                                        ============ =============  ============

      Basic weighted average shares                       13,560        13,652        13,927
                                                        ============ =============  ============

(Loss) earnings per common share - Diluted
      (Loss) income from continuing operations          $ (3.00)     $  (.78)     $     .17
      (Loss) income from discontinued operations           (.03)         .02            .05
                                                        ------------ -------------  ------------
      Net (loss) income                                 $ (3.03)     $  (.76)     $     .22
                                                        ============ =============  ============

      Diluted weighted average shares                     13,560        13,652        14,395
                                                        ============ =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 Fifty-two weeks ended August 2, 2009, Fifty-three weeks ended August 3, 2008 and Fifty-two weeks ended July 29, 2007
                        (In thousands, except share data)
                                                                                                          Accumulated
                                                                      Additional                             Other
                                                 Common Stock         Paid-in      Retained    Treasury   Comprehensive
                                             Shares         Amount    Capital      Earnings    Stock       Income (loss)    Total
                                           ------------   --------   ----------   ---------   ---------   -------------   ----------
Balance at July 30, 2006                   14,660,716 $    1,466 $    113,418 $    96,286 $    (9,044)$         1,344 $     203,470

Exercise of stock options                     116,630         12        1,207                                                 1,219
Purchase of 1,664 shares of treasury stock                                                        (26)                          (26)
Share-based compensation                                                1,007                                                 1,007
Stock option modification                                                 196                                                   196
Tax benefit upon exercise of stock options                                256                                                   256
Retirement of treasury shares                (800,231)       (80)      (8,990)                  9,070                        -
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
     Subtotal                              13,977,115      1,398      107,094      96,286        -              1,344       206,122

Net income                                                                          3,118                                     3,118
Other comprehensive (loss) income
   Unrealized loss on interest rate swap                                                                           (7)           (7)
   Foreign currency translation gain                                                                              408           408
                                                                                                                          ----------
Comprehensive income                                                                                                          3,519
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
Balance at July 29, 2007                   13,977,115      1,398      107,094      99,404       -               1,745       209,641

Exercise of stock options                      38,725          3          318                                                   321
Purchase of 493,938 shares of treasury stock                                                   (7,139)                       (7,139)
Share-based compensation                                                  990                                                   990
Tax benefit upon exercise of stock options                                 91                                                    91
Retirement of treasury shares                (493,938)       (49)      (7,090)                  7,139                        -
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
     Subtotal                              13,521,902      1,352      101,403      99,404        -              1,745       203,904

Net loss                                                                          (10,346)                                  (10,346)
Other comprehensive loss
   Unrealized loss on interest rate swap                                                                          (25)          (25)
   Foreign currency translation loss                                                                              (98)          (98)
                                                                                                                         -----------
Comprehensive loss                                                                                                          (10,469)
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
Balance at August 3, 2008                  13,521,902      1,352      101,403      89,058       -               1,622       193,435
Exercise of stock options                     263,525         27        2,342                                                 2,369
Issuance of restricted stock                  100,000         10          (10)                                               -
Exchange of 165,501 shares for option
 exercises                                                                                     (1,831)                       (1,831)
Share-based compensation                                                  462                                                   462
Stock option modification                                                 518                                                   518
Tax benefit upon exercise of stock options                                212                                                   212
Retirement of treasury shares                (165,501)       (17)      (1,814)                  1,831                        -
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
     Subtotal                              13,719,926      1,372      103,113      89,058        -              1,622       195,165

Net loss                                                                          (41,176)                                  (41,176)
Other comprehensive loss
   Unrealized loss on interest rate swap                                                                          (23)          (23)
   Foreign currency translation loss                                                                           (1,910)       (1,910)
                                                                                                                          ----------
Comprehensive loss                                                                                                          (43,109)
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------
Balance at August 2, 2009                  13,719,926 $    1,372 $    103,113 $    47,882 $     -     $          (311)$     152,056
                                          ------------   --------   ----------   ---------   ---------   -------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Fifty-two   Fifty-three  Fifty-two
                                                                weeks ended  weeks ended  weeks ended
                                                                 August 2,    August 3,    July 29,
                                                                   2009         2008         2007
                                                                  ---------   ----------  ----------
Cash flows from operating activities:
      Net (loss) income                                        $   (41,176)$    (10,346)$     3,118
                                                                  ---------   ----------  ----------
      Adjustments to reconcile net (loss) income to
         net cash provided by (used in) operating activities:
           Depreciation and amortization                             8,468        7,266       7,177
           Gain on sale of fixed assets                               (574)       -           -
           Impairment of goodwill of discontinued subsidiary         1,000        -           -
           Impairment of goodwill of continuing operations          42,050        -           -
           Impairment of intangible assets                           2,101        -           -
           Abandonment of long-lived assets                            345        -           -
           Stock-based compensation costs                              718          990       1,007
           Excess tax benefit from exercises of stock options         (212)         (91)       (256)
           Litigation and claim settlements                          8,982       15,442       -
           Employment contract settlement costs                     10,553        -           8,914
           Imputed interest on employment and litigation
            settlement liabilities                                     327          446         283
           Foreign exchange transaction (gains) losses                  (1)         122        (501)
           Inventory valuation reserve charges                       2,495        1,515       1,283
           Reduction in accrual for contract losses                  -             (826)     (1,144)
           Warranty reserve charges                                  1,635        1,260       1,304
           Deferred tax provision                                  (24,514)      (4,275)     (1,310)
           Changes in operating assets and liabilities:
               Cash of discontinued subsidiary                        (712)       -           -
               Trade accounts receivable                            (3,426)         961       2,542
               Costs incurred and income recognized in excess
                  of billings on uncompleted contracts and
                  claim                                              5,559       (5,042)       (522)
               Inventories, net                                     (6,739)     (11,342)       (189)
               Other current assets                                  2,651           86      (2,748)
               Accounts payable and accrued expenses                (2,920)       3,485      (2,867)
               Billings in excess of costs incurred and
                 income recognized on uncompleted contracts            304          514        (456)
               Accrual for contract losses                             755        2,660        (251)
               Litigation settlement payments                       (1,000)     (13,500)      -
               Employment settlement payments                       (4,476)      (1,336)     (3,771)
               Advance payments on contracts                         6,618          957       3,840
               Other, net                                              229          438         222
                                                                  ---------   ----------  ----------
                    Total adjustments                               56,056         (270)     12,557
                                                                  ---------   ----------  ----------
           Net cash provided by (used in) operating
            activities                                              14,880      (10,616)     15,675
                                                                  ---------   ----------  ----------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired                (30,010)       -           -
      Proceeds from sale of discontinued subsidiary                 15,000        -           -
      Capital expenditures                                          (5,432)      (4,637)     (4,972)
      Other                                                             27            3          25
                                                                  ---------   ----------  ----------
           Net cash used in investing activities                   (20,415)      (4,634)     (4,947)
                                                                  ---------   ----------  ----------
Cash flows from financing activities:
      Borrowings under bank line of credit                          35,600       20,400      17,900
      Borrowings - term loan                                        10,000        -           1,746
      Proceeds from exercise of stock options                          538          321       1,219
      Excess tax benefit from exercises of stock options               212           91         256
      Payments of long-term debt                                    (2,182)      (1,357)     (1,038)
      Payments under bank line of credit                           (38,100)     (17,900)    (17,900)
      Purchase of treasury stock                                     -           (7,139)        (26)
                                                                  ---------   ----------  ----------
           Net cash provided by (used in) financing activities       6,068       (5,584)      2,157
                                                                  ---------   ----------  ----------
Effect of exchange rate changes on cash                                (60)       -              (7)
                                                                  ---------   ----------  ----------
           Net increase (decrease) in cash and cash equivalents        473      (20,834)     12,878
Cash and cash equivalents at beginning of period                    14,347       35,181      22,303
                                                                  ---------   ----------  ----------
Cash and cash equivalents at end of period                     $    14,820 $     14,347 $    35,181
                                                                  =========   ==========  ==========
Supplemental cash flow information:
      Retirement of shares of treasury stock                   $     1,831 $      7,139 $     9,070
                                                                  =========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations and Recent Events

     Herley Industries, Inc. ("Herley"), a Delaware corporation, and its wholly-owned subsidiaries (collectively the "Company") are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley's corporate office is in Lancaster, Pennsylvania. Herley's primary business units include Herley Lancaster; Herley New England; Herley Israel; Microsystems, Inc. ("MSI"); Herley CTI; Eyal Industries ("Eyal"); and EW Simulation Technology ("EWST"). In he first quarter of fiscal 2009, the Company sold its Innovative Concepts, Inc. ("ICI") business (see Note
     C).

     During the fourth quarter of fiscal 2008, the Company decided to close its manufacturing facility in Farmingdale, NY and transfer its contracts and assets to other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. The major costs associated with the restructuring were payments of one-time termination benefits of approximately $700,000 incurred in fiscal 2009 and 2008.

     In connection with the legal matters discussed in Note F "Litigation," to avoid the delay, expense, inconvenience and uncertainty of protracted litigation, the Company entered into an agreement with the Office of the United States Attorney for the Eastern District of Pennsylvania to settle all existing criminal claims. Under the terms of the agreement dated May 5, 2008, the Company agreed to pay a fine of $3,500,000. In addition, the Company entered into an agreement to settle all existing civil claims with the Civil Division of the Office of the United States Attorney for the Eastern District of Pennsylvania which requires the payment of $6,000,000. These payments were made on May 5, 2008. The Company advised the Department of the Navy, Acquisition Integrity Office about the terms and conditions of the criminal and civil settlement agreements and the Company was advised that no action would be taken to suspend or debar the Company based on these settlements.

     On June 8, 2009, the Company filed a law suit against EDO, ITT Force Protection Systems ("EDO") in connection with a dispute arising out of a contract for the design, development and production of a product under the contract (See Note F). In October 2009, all parties entered into an agreement to settle this matter. Under the terms of the settlement, the Company paid $2,000,000 to EDO, and the contract was terminated for convenience without further liability to either party. The Company recorded a charge to operations in the fourth quarter of fiscal 2009 of approximately $4,299,000 consisting of net costs incurred under the contract for design, development and production costs incurred.

     On July 22, 2009, the Company entered into an agreement to terminate the employment agreement with its then Chairman and CEO and on August 1, 2009, entered into an agreement to terminate the employment agreement with its Chief Operating Officer at the time. The Company recorded a charge to operations in the fourth quarter of fiscal 2009 in the amount of $10,553,000 in connection with the termination of these agreements (see
     Note I).

     In September 2009, the Company settled a claim for equitable adjustment under a contract with a major customer of the Company. Management determined that, to avoid further dilution of management's time and energies, as well as potential legal costs and in the best interest of the Company for future business with this significant customer, the Company agreed to settle the claim for approximately $2,276,000. The Company will receive a cash payment of $1,476,000, net of an advanced payment of $800,000 previously received. The Company recorded a reduction of revenue of approximately $2,752,000 and recorded a charge to cost of products sold of approximately $331,000 in the fourth quarter of fiscal 2009 in connection with the settlement.

     In connection with a lawsuit filed in April 2007 by EADS Deutschland GmbH ("EADS"), a German corporation, against the Company, the parties entered into an agreement, effective December 5, 2007, providing for a mutual release and dismissal, with prejudice and without costs or attorney's fees to either party, of all claims and counterclaims filed. The Company agreed to pay to EADS the sum of $6,000,000. A payment of $2,500,000 was made in December 2007; a payment of $1,500,000 was made in March 2008; payment of $1,000,000 was made in March 2009; and a final payment of $1,000,000 is due in March 2010. As security for the payments scheduled in March of 2008, 2009 and 2010, the Company issued an irrevocable stand-by letter of credit in the amount of $3,500,000 under its existing credit facility. The letter of credit was reduced to $1,000,000 in connection with the payments made in March 2008 and 2009. The Company recorded a charge to operations in the fiscal 2008 of approximately $6,042,000, consisting of payments due under the agreement of approximately $5,699,000, net of imputed interest of approximately $301,000 discounted at an imputed interest rate of 7.25%, plus costs and other direct settlement expenses of approximately $343,000.


2.   Fiscal Year

     The Company's fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of fifty-two weeks, but every five or six years the fiscal year will consist of fifty-three weeks. Fiscal year 2009 consists of fifty-two weeks ended August 2, 2009 ("fiscal 2009"); fiscal year 2008 consists of fifty-three weeks ended August 3, 2008 ("fiscal 2008"); and fiscal year 2007 consists of fifty-two weeks ended July 29, 2007 ("fiscal 2007").

3.   Basis of Financial Statement Presentation and Accounting Estimates

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

     These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of goodwill and long-lived assets (see Notes A-9 and A-10); income taxes; recognition of revenue and costs on production contracts; and the valuation of inventory, accrual of litigation settlements and other contingencies and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, forecasted cash flows, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. In the fourth quarter of fiscal 2009 the Company settled certain unpriced change orders with a major customer resulting in a reduction in revenue of approximately $2,752,000 and additional charges to cost of products sold of $331,000. The accrual for contract losses associated with the acquisition of ICI. in April 2005 was reduced by $1,144,000 in fiscal 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the contract. The remaining accrual for contract losses of approximately $826,000 relating to the remaining two contract options was eliminated in fiscal 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired.

     In fiscal 2008, the Company recognized a loss of approximately $1,000,000 on a development contract due to cost overruns and a change in management's estimate of the recoverability of the costs on future contracts; and losses of approximately $2,600,000 due to cost overruns on two other development contracts.

     Certain prior-year amounts were reclassified to conform to the fiscal 2009 presentation. ICI was sold in November 2008 and its operating results have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented (see Note C).The reclassifications had no effect on previously reported net (loss) income.

4.   Cash and Cash Equivalents

     The Company considers all liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest which approximates market value. The Company limits its credit risk to an acceptable level by evaluating the financial strength of institutions at which significant investments are made and based upon credit ratings. The Company has cash balances in excess of amounts insured by the FDIC as of August 2, 2009 and August 3, 2008. In addition, the Company has cash balances in foreign countries of approximately $7,840,000 and $9,089,000 as of August 2, 2009 and August 3, 2008, respectively.

5.   Concentration of Credit Risk/Trade Accounts Receivable and Related Accounts

     Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. Trade accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace and medical industries. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. In many cases, irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. As of August 2, 2009 and August 3, 2008, a reserve for doubtful accounts of approximately $262,000 and $122,000, respectively, are reflected in the consolidated balance sheets as a deduction from trade accounts receivable. Historically, the write-off of uncollectible trade accounts receivable has been immaterial.

     The asset "Costs incurred and income recognized in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs incurred and income recognized on uncompleted contracts" represents amounts billed in excess of revenues earned. Included in these two categories are unbilled amounts which are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Unbilled amounts are expected to be collected within one year.

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

7.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Rent holidays and scheduled rent increases under operating leases are recognized on a straight-line basis over the lease term, including the rent holiday period, in accordance with paragraph 2 of Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 (as amended). Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

8.   Computer Software

     Internal use software, which consists primarily of an integrated manufacturing and financial reporting package is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally eight years.

9.   Goodwill and Intangible Assets

     The Company accounts for its goodwill in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of its single reporting unit with its carrying value, and (ii) if impairment is indicated, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by SFAS No. 142 as of August 2, 2009. The Company has historically determined its fair value using its current market capitalization, which, in an active market for its common stock, the Company considers a reasonable indication of implied fair value. At August 2, 2009, the market capitalization was below the Company's carrying value primarily due to the overall macroeconomic environment. The Company proceeded to further evaluate its fair value using the income approach and the market approach, as well as a weighted blend of each of the fair value approaches. Based upon these collective analyses, the Company concluded that there was an indicator of impairment of goodwill as of August 2, 2009 and proceeded to the second step to determine the amount of impairment loss. Such goodwill impairment loss, in the amount of $42,050,000, was charged to operations in the fourth quarter of fiscal 2009.

     The changes in the carrying amount of goodwill for fiscal 2009 and 2008 are as follows (in thousands):

        Balance at July 29, 2007                                    $      74,044
          Fluctuations in foreign currency (1)                               (144)
                                                                      ------------
        Balance at August 3, 2008                                   $      73,900
          Goodwill acquired during the period (2)                          17,039
          Impairment of goodwill - continuing operations                  (42,050)
          Goodwill of discontinued business (3)                            (4,047)
          Fluctuations in foreign currency (1)                             (1,120)
                                                                      ------------
        Balance at August 2, 2009                                   $      43,722
                                                                      ============
_________
(1)  Related to EWST acquired in fiscal 2003.
(2)  Related to the acquisition of Eyal (see Note B).
(3)  Related to the sale of ICI (see Note C).

     The Company has performed its annual impairment evaluation for its other intangible assets with indefinite lives and determined that these were not impaired as of August 2, 2009. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

     The Company entered into a license and development agreement in April 2005 to license millimeter wave technology for military applications from Xytrans, Inc. ("Xytrans"). Xytrans focuses on providing high-frequency transceiver and outdoor unit design for the wireless broadband network market. The technology acquired includes exclusive access to a portfolio of patents and trade secrets that improve the cost and performance of millimeter wave subsystems that are used in weapons and radar systems. The agreement also provides for the payment of royalties ranging from 1% to 4% of sales of products including relevant millimeter wave technology, starting at the earliest January 1, 2006, and generally ending 4 years later. No royalties have been earned or paid under the agreement. The Company began to amortize the costs associated with this agreement starting July 30, 2007 over the estimated economic life of approximately eight years. In the fourth quarter of fiscal 2009, the Company reevaluated the resources that it intended to utilize to pursue the marketing of products related to the license, performed a test for impairment of the license and determined that the fair value of the license on a discounted cash flow basis approximated $700,000 and recorded an impairment charge of
     $2,101,000, which is included in "Impairment of goodwill and other intangible assets" in the Consolidated Statements of Operations.

     The carrying amounts of intangible assets as of August 2, 2009 and August 3, 2008 are as follows (in thousands):

                                          August 2,                August 3,
                                            2009                     2008
                                  ---------------------------------------------------
                                    Gross                     Gross
                                   carrying    Accumulated  carrying   Accumulated    Amortization
                                    amount    amortization   amount    amortization  period (years)
                                   --------   ------------  --------   ------------  --------------
Definite-lived intangible assets:
--------------------------------
Technology (1) (2)                   $8,055         $3,201   $12,592         $4,103      10-15
Backlog (2)                           4,375          2,165     3,125          2,285       2-5
Drawings                                800            284       800            231       15
Non-compete agreement                    31             31        31             31        5
Xytrans license                       3,734          3,034     3,734            467        8
Patents                                 568            429       568            388        14
                                     ------          -----    ------          -----
                                     17,563          9,144    20,850          7,505
                                     ------          -----    ------          -----
Indefinite-lived intangible assets:
----------------------------------
Trademarks                            1,200                    2,800
                                     ------                   ------
Total intangible assets             $18,763         $9,144   $23,650         $7,505
                                     ======          =====    ======          =====

    ---------
     (1) Adjusted to reflect fluctuations in foreign currency related to EWST.
     (2) Includes the fair value of Eyal intangibles acquired in September 2008.

     Amortization expense related to intangibles for fiscal 2009, 2008 and 2007 was approximately $2,404,000, $2,249,000 and $1,788,000, respectively.

     Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

                            2010       $1,303
                            2011       $1,039
                            2012         $761
                            2013         $761
                            2014         $761

10.  Long-Lived Assets

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

     In the fourth quarter of fiscal 2009, the Company recorded a charge of approximately $345,000 on the abandonment of fixed assets in connection with the closure of the Company's manufacturing facility in Farmingdale, NY.

11. Advance Payments and Billings in Excess of Costs Incurred

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

     Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits, including contract claims and unpriced change orders, are recognized on these long-term contracts using the percentage-of-completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). Approximately $4,299,000 related to claims and unpriced change orders in connection with changes in scope issues on a contract is included in "Costs incurred and income recognized in excess of billings on uncompleted contracts and claims" and engineering costs of approximately $331,000 included in "Inventories, net" as of August 3, 2008. In September 2009, the Company settled this claim for approximately $2,276,000 less $800,000 previously advanced and recognized as revenue in prior years, resulting in a charge to cost of products sold of approximately $331,000 and a reduction in net sales of approximately $2,752,000.

     Prospective losses on long-term contracts are based upon the anticipated excess of manufacturing costs over the selling price of the remaining units to be delivered and are recorded in the period when first determinable. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling and administrative costs are charged to expense as incurred.

13.  Product Development

     The Company's primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees' time and prototype development, was approximately $22,517,000, $20,723,000 and $22,310,000 in fiscal 2009, 2008, and 2007, respectively, and are included in cost of products sold. Amounts paid by customers toward these product development activities were approximately $10,458,000, $2,598,000 and $9,994,000 in fiscal 2009, 2008 and 2007, respectively, and are included in net sales.

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

     Deferred tax assets pertaining to windfall tax benefits on the exercise of stock options and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces taxes payable. The Company has elected the "With-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

     On July 30, 2007, the Company adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"). The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $3,139,000 of tax liabilities (including interest and penalties of $734,000) from current to non-current and did not require an adjustment to retained earnings. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit, as well as its outstanding income tax assets and liabilities.

     The Company has identified its federal tax return and its state tax return in Pennsylvania as major tax jurisdictions. The Company is also subject to multiple other state and foreign jurisdictions. The Company's evaluation of FIN 48 tax matters was performed for tax years ended 2005 through 2009, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above, which would result in a material change to its financial position.

15.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note O that provide for the grant of stock options to eligible employees and directors.

     The Company accounts for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Compensation costs included in operating expenses in fiscal 2009, 2008 and 2007 was approximately $462,000, $990,000 and $1,007,000, respectively. Option grants have been valued using a Black-Scholes option valuation model.

     Income tax benefits relating to the exercise of stock options during fiscal 2009, 2008 and 2007 amounted to approximately $212,000, $91,000 and $256,000, respectively. Income tax benefits relating to the exercise of stock options are classified as a financing cash inflow in the Company's Consolidated Statements of Cash Flows.

     The aggregate value of unrecognized compensation costs related to unvested options as determined using a Black-Scholes option valuation model, was approximately $106,000 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.58 years.

     During fiscal 2009, the Company granted 89,000 non-qualified stock options, primarily to officers of the Company, with a fair value of approximately $310,000. Additionally, the Company issued 100,000 shares of restricted stock to the Chairman of the Board of Directors, which was valued at the date of grant using the market price of the stock. The restricted stock award has a value of approximately $1,039,000 and vests in January 2014. Options for 263,525 shares of common stock were exercised at an average price of $8.99 per share and 146,900 options were forfeited during the year.

     The total  intrinsic  value of options  exercised  during fiscal year 2009,
     2008  and  2007  was   approximately   $554,000,   $237,000  and  $685,000,
     respectively.

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the fiscal periods presented are as follows:

                                                                   2009         2008         2007
                                                                   ----         ----         ----
              Weighted average fair value of options granted      $3.32         $5.72        $5.72
              Expected life (years)                                2.63          2.73         2.93
              Expected volatility                                   .47           .47          .47
              Risk-free interest rate                              2.7%          5.1%         5.1%
              Expected dividend yield                              zero          zero         zero
              Forfeiture rate                                      7.52          6.19         6.19

     The expected life of options granted during the periods presented above is based on the Company's historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted is determined using historical volatilities based on historical stock prices. The risk-free interest rate is determined using the yield available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend. The forfeiture rate is based on the Company's historical experience.

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

17.  Derivatives

     The Company recognizes all derivatives in its Consolidated Balance Sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company entered into an interest rate swap in October 2001 with a bank, which it recognized as a cash flow hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

18.  Comprehensive Income (Loss)

     The Company reports comprehensive income (loss) in its Consolidated Statements of Shareholders' Equity, which includes net income, unrealized gain (loss) on an interest rate swap, net of related income taxes; and foreign currency translation gain (loss). Substantially all the amount included in other comprehensive income (loss) relates to the effects of foreign exchange translation gains and losses. No adjustment has been made for income taxes since substantially all translation gains and losses relate to the permanent investment in the foreign subsidiary.

19.  Dividend Policy

     The Company has not paid cash dividends in its history. The Company's Board of Directors evaluates its dividend policy based on its financial condition, profitability, cash flow, capital requirements and the outlook of its business.

20.  Advertising Costs

     The Company expenses  advertising  costs as incurred.  Advertising costs in
     fiscal  2009,   2008  and  2007  were   $72,000,   $233,000  and  $315,000,
     respectively.

21.  New Accounting Pronouncements

     Newly issued effective accounting pronouncements:

     In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, "Subsequent Events," which establishes principles and requirements for subsequent events regarding: (1) the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosure that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for the Company as of the annual period ending August 2, 2009, and is required to be applied prospectively.

     In April 2009, the FASB issued Staff Position ("FSP") No. 107-1 and Accounting Principles Board No. 28-1. This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," and FSP FAS 115-2 and FSP FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. This FSP was effective for the Company in the third quarter of fiscal 2009.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments,
     (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 in the third quarter of fiscal 2009. The adoption of this standard did not have a material impact on its consolidated financial position, cash flows and results of operations.

     Effect of newly issued but not yet effective accounting pronouncements:

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting
     Principles". On July 1, 2009, the FASB completed the FASB Accounting Standards Codification, (the "FASB Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. The FASB Codification reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. The FASB Codification is effective for interim and annual financial statement periods ending after September 15, 2009, which means that the Company will begin to use the FASB Codification in the first interim quarter of fiscal 2010. The FASB Codification is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows. However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its future financial statements and other disclosure documents.

     In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,
     "Goodwill and Other Intangible Assets." The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations", and other Generally Accepted Accounting Principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company is required to adopt FAS 142-3 in its fiscal year 2010 beginning August 3, 2009 and does not expect its adoption to have a material impact on its consolidated financial position, cash flows and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is required to adopt this statement in fiscal year 2010 beginning August 3, 2009. SFAS No. 141(R) will have an impact on accounting for any businesses acquired after August 2, 2009.

NOTE B - BUSINESS COMBINATION

     The Company entered into an Asset Purchase Agreement ("Asset Agreement"), dated as of August 1, 2008, to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal Industries ("Eyal"), a privately-held Israeli company for $30,000,000. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 175 employees. Eyal's core capabilities include complex integrated microwave assemblies and "off-the-shelf" components for radar, ESM, ECM and communication systems which complement and expand the Company's current product line. Eyal's customers and programs further strengthen the Company's presence in the international marketplace. Funding for the purchase was provided through a $20,000,000 loan under the Company's existing credit facility and a term loan in the amount of $10,000,000 through a bank in Israel. The term loan is payable in quarterly installments of $250,000 over a period of 10 years with interest at LIBOR plus 1.5%.

     The acquisition has been accounted for under the provisions of SFAS No. 141 "Business Combinations", which requires that all business combinations be accounted for using the purchase method. The results of operations of Eyal are included in the Consolidated Financial Statements from September 1, 2008 (the designated "effective date") in accordance with SFAS No. 141.

     The allocation of the aggregate purchase price (including acquisition costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed including the fair value of identified intangible assets is as follows (in thousands):

                  Aggregate purchase price           $ 30,427
                                                       ======

                  Current assets
                   (including cash of $418)         $   8,499
                  Furniture and equipment               3,721
                  Intangibles                           5,446
                  Goodwill                             17,039
                  Current liabilities                  (3,920)
                  Other long-term liabilities            (358)
                                                       ------
                                                    $  30,427

     The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes and for financial reporting purposes and have been assigned useful lives as follows:

                  Technology          $2,929             13 years
                  Backlog              1,259              2 years
                  Trademarks           1,258             13 years
                                      ------
                                      $5,446
                                      ======

NOTE C - DISCONTINUED OPERATIONS AND DISPOSAL OF LONG-LIVED ASSETS

     Discontinued operations
     -----------------------

     On September 18, 2008, the Company executed an agreement (the "Agreement") with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15,000,000 in cash of which $750,000 is held in escrow as security for certain indemnification obligations. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposal of the business of ICI is presented as discontinued operations in the Consolidated Statements of Operations.

     The following results of operations of ICI have been presented as discontinued operations in the Consolidated Statements of Operations (in thousands):

                                                 Fifty-two       Fifty-three       Fifty-two
                                                 weeks ended     weeks ended      weeks ended
                                                 August 2,        August 3,         July 29,
                                                  2009              2008              2007
                                                ------------   ----------------  ---------------
Net sales                                     $       5,953  $          19,076 $         25,290
Cost of products sold and other expenses              5,687             18,487           24,799
Impairment of goodwill                                1,000           -                -
                                                ------------   ----------------  ---------------
(Loss) income before income taxes                      (734)               589              491
(Benefit) provision for income taxes                   (278)               251             (228)
                                                ------------   ----------------  ---------------
(Loss) income from discontinued operations    $        (456) $             338 $            719
                                                ============   ================  ===============

     Disposal of long-lived assets
     -----------------------------

     On October 31, 2008, the Company completed the sale of assets of its machine shop located at its MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing note. The note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in "Other current assets" and the balance of $460,000 is included in "Other assets" in the Consolidated Balance Sheet at August 2, 2009. The sale of assets resulted in a net gain of approximately $618,000 and is included in "Selling and administrative expenses" in the Consolidated Statements of Operations.

NOTE D - INVENTORIES

     The major components of inventories are as follows (in thousands):

                                                                        August 2,    August 3,
                                                                          2009         2008
                                                                       -------------  ----------
   Purchased parts and raw materials                                 $       36,034 $    32,439
   Work in process                                                           28,686      33,663
   Finished products                                                          2,246       2,623
                                                                       -------------  ----------
                                                                             66,966      68,725
     Less:
              Allowance for obsolete and slow moving inventory                7,314       6,476
              Unliquidated progress payments                                  1,848         690
                                                                       -------------  ----------
                                                                     $       57,804 $    61,559
                                                                       =============  ==========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,   plant  and   equipment  are  comprised  of  the  following  (in
thousands):

                                                            August 2,    August 3,   Estimated
                                                             2009          2008      Useful Life
                                                          -----------   -----------  -----------
   Land                                                 $      4,006 $       4,006
   Building and building improvements                         14,650        13,894   10 - 40 years
   Machinery, equipment and software                          62,255        60,594    3 -  8 years
   Furniture and fixtures                                      4,848         2,888    5 - 10 years
   Leasehold improvements                                        250         2,073    5 - 10 years
                                                          -----------   -----------
                                                              86,009        83,455
   Less accumulated depreciation and amortization             53,137        52,903
                                                          -----------   -----------
                                                        $     32,872 $      30,552
                                                          ===========   ===========

     Depreciation and amortization charges totaled approximately $5,741,000, $5,017,000 and $5,389,000 in fiscal 2009, 2008 and 2007, respectively.

     In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. For fiscal 2009 and 2008, there were no impairment charges for property, plant and equipment.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for fiscal 2009, 2008 and 2007 was approximately $3,613,000, $4,036,000 and $3,812,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

             Fiscal year ending:           Amount
             -------------------           ------
                    2010              $        3,213
                    2011                       2,715
                    2012                       2,138
                    2013                       1,823
                    2014                         275
                 Thereafter                    1,375
                                        -------------
                                      $       11,539
                                        =============

     Purchase Commitments
     --------------------

     The Company was committed to make future purchases primarily for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $23,985,000 at August 2, 2009.

     Severance and Consulting Agreements
     -----------------------------------

     Several officers and key employees have severance agreements providing for an aggregate lump-sum payment of approximately $3,416,000 in the event of a change of control as defined in the agreements. The agreements expire from one to two years from the date of a change of control.

     Various consulting agreements with former executives of the Company provide for consulting periods with aggregate annual payments of approximately $217,000, which expire at various dates through July 31, 2012.

Litigation
----------

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its current and former officers and directors ("other defendants") in the United States District Court for the Eastern District of Pennsylvania. The claims are made under
     Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods before June 14, 2006. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 9, 2008, plaintiffs filed a Motion for Class Certification. On March 4, 2009, all defendants filed an Opposition to Plaintiffs' Motion for Class Certification. On May 18, 2009 Plaintiffs filed a reply in support of their motion for class certification. Oral argument regarding the plaintiffs' motion for class certification was held on July 17, 2009. On October 9, 2009, the Court issued an order granting Plaintiffs' motion for class certification. The Court certified a class consisting of all purchasers of Herley stock between October 1, 2001 and June 14, 2006, who sustained a loss as a result of that acquisition. The parties are currently in the process of completing fact and expert discovery. The Company and the individual defendants are vigorously defending against these lawsuits. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Action.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The parties are currently in the process of completing fact and expert discovery. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

     The Company believes it is entitled to recovery of certain legal fees associated with the above matters under its Directors and Officers ("D&O") insurance policy. The Company has received partial payments of approximately $2,236,000. The Company has entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term is defined in the policy, the Company shall repay to the insurance carrier any such uncovered sums previously advanced. The insurance carrier asserted in a letter their determination that they are not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company is liable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2,236,000. Discovery on this phase of the case concluded and the Company and the insurance carrier filed cross motions for summary judgment relating to certain defenses. On August 25, 2009, the Court ruled against the Company and found that the legal fees incurred on behalf of the Company in the Securities Class Action are not covered. The fees paid on behalf of individual defendants in the Securities Class Action were not challenged. The Company has filed a Notice of Appeal in the United States Court of Appeal for the Third Circuit. The likelihood of success on appeal cannot be predicted at this time.

     By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation a wholly-owned subsidiary of the Company, doing business as Herley Farmingdale ("GMC") in the aggregate amount of approximately $4,900,000 was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3,800,000, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and
     Countermeasures, Inc. doing business as ITT Force Protection Systems ("EDO") in the United States District Court for the Eastern District of New York (the "New York Action") seeking a Declaratory Judgment, pursuant to 28 U.S.C. ss. 2201 et. seq. and for breach of contract related to EDO's decision to terminate the contract for default. On August 13, 2009, EDO filed suit against GMC and the Company in the Superior Court of California, Ventura County, for breach of contract, unjust enrichment, and money had and received (the "California Action"). On October 8, 2009, all parties entered into an agreement to settle this matter. Under the terms of the settlement, the Company paid $2,000,000 to EDO and the parties mutually agreed to a termination of the purchase order for convenience without further liability to either party. The Company incurred total costs of $8,645,000 and received a net payment on the contract described above after return of the $2,000,000 previously mentioned. As a result of the settlement agreement disclosed above, the Company recorded a total loss of $6,833,000, of which $2,534,000 was previously reserved.


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

Stand-by Letters of Credit
--------------------------

     The Company maintains a letter of credit facility in connection with the revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.25% per annum of the amounts outstanding under the facility. The facility expires March 31, 2011. At August 2, 2009, stand-by letters of credit aggregating approximately $13,271,000 were outstanding under this facility (see Note
     H). In October 2009, in connection with an amendment to the Company's revolving loan credit facility, the fee was increased to 1.5% per annum.

NOTE G - INCOME TAXES

     As of August 2, 2009, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate, were $6,115. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At August 2, 2009 and August 3, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on the Company's tax returns and recorded as part of the reserves for uncertain tax positions was
     $48,000 and $35,000, respectively. The ultimate timing of the tax consequences of the tax benefits is uncertain. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

        Balance at July 30, 2007 upon adoption         $      3,139,000
        Lapse of statute of limitations                      (2,737,000)
        Accrued interest                                        107,000
                                                          --------------
        Balance at August 3, 2008                      $        509,000
        Impairment of goodwill                                5,559,000
        Additional state taxes                                   34,000
        Accrued interest                                         13,000
                                                          --------------
        Balance at August 2, 2009                      $      6,115,000
                                                          ==============

     In fiscal 2008, the Company recognized a tax benefit of $2,737,000, including interest and penalties of $806,000, due to the expiration of the statute of limitations in April 2008, for a deduction taken for an impaired investment on a prior year's income tax return. The ultimate timing of the tax consequences of the other tax benefits is uncertain.

     The unrecognized tax benefits are included as "Other long-term liabilities" in the Consolidated Balance Sheets.

     (Loss) income from continuing operations before income taxes consists of the following (in thousands):

                                             Fifty-two       Fifty-three       Fifty-two
                                            weeks ended      weeks ended      weeks ended
                                             August 2,        August 3,         July 29,
                                               2009             2008             2007
                                          ---------------  ---------------   -------------
      Domestic (loss) income            $        (55,354)$        (21,678) $       (2,615)
      Foreign (loss) income                      ( 4,238)             740           4,223
                                          ---------------  ---------------   -------------
      Total (loss) income               $        (59,592)$        (20,938) $        1,608
                                          ===============  ===============   =============

     (Benefit) provision for income taxes from continuing operations consists of the following (in thousands):

                                           Fifty-two       Fifty-three        Fifty-two
                                           weeks ended       weeks ended     weeks ended
                                           August 2,        August 3,          July 29,
                                              2009             2008              2007
                                         ---------------  ---------------   ---------------
Current:
            Federal                    $           (286)$         (4,968) $            283
            State                                   143             (531)             (448)
            Foreign                                  50             (229)              456
                                         ---------------  ---------------   ---------------
                                                    (93)          (5,728)              291
                                         ---------------  ---------------   ---------------
Deferred:
            Federal                             (18,645)          (4,421)             (968)
            State                                  (149)             (22)             (114)
            Foreign                                  15              (83)         -
                                         ---------------  ---------------   ---------------
                                                (18,779)          (4,526)           (1,082)
                                         ---------------  ---------------   ---------------
                                       $        (18,872)$        (10,254) $           (791)
                                         ===============  ===============   ===============

     The  Company   (received   refunds)  paid  income  taxes  of  approximately
     ($2,430,000),  ($1,217,000)  and  $225,000 in fiscal  2009,  2008 and 2007, respectively.

     The benefit for income taxes from continuing operation for fiscal 2009 was $18,872,000 representing an effective income tax benefit rate of 31.7%, compared to an effective income tax benefit rate of 49.0% in fiscal 2008. The 31.7% benefit is less than the statutory rate of 35% primarily due to the unfavorable effect of a portion of the goodwill impairment that is not deductible for tax purposes, the benefit of research and development credits, as well as the estimated benefit of state net operating losses.

     The following is a reconciliation of the U. S. Federal statutory income tax
     rate  and  the  effective  tax  rate  on  pretax  income  from   continuing
     operations:

                                                  Fifty-two        Fifty-three        Fifty-two
                                                 weeks ended       weeks ended       weeks ended
                                                  August 2,         August 3,         July 29,
                                                     2009              2008             2007
                                                ---------------   ---------------   --------------
   Tax (benefit) provision at
     Federal statutory rate                            35.0%             35.0%            35.0%
   State income taxes, net of
     Federal income tax benefit                         3.2               2.0             (1.8)
   Benefit of extra territorial income                    -                 -             (7.7)
   Non-deductible expenses                             (0.1)             (0.7)             0.3
   Impairment of goodwill                              (7.2)                -                -
   Benefit of foreign and
      foreign-source income                            (0.1)              1.3            (48.6)
   Research and development credits                     1.3               0.6             (5.1)
   Tax exempt interest                                    -                 -             (3.4)
   Adjustment of prior year accrual                    (0.2)              3.3             (8.3)
   Non-deductible fine                                    -              (6.0)         -
   Reversal of unrecognized tax benefits                  -              13.4            (10.7)
   Other, net                                          (0.1)              0.1              1.1
                                             ---------------   ---------------   --------------
      Effective tax rate                               31.7%             49.0%           (49.2)%
                                             ===============   ===============   ==============

     In fiscal 2009, the Company recorded benefits from accrual adjustments from the previous year consisting of: (1) a benefit relating to the research and development credit from fiscal 2008; and (2) state NOL adjustments to true-up both fiscal 2008 and reflect current year estimates. These items were included in the tax benefit recorded in fiscal 2009.

     The Company has undistributed earnings in foreign subsidiaries of approximately $19,000,000. Income taxes have not been provided on undistributed earnings of foreign subsidiaries. If remitted as dividends, these earnings could become subject to additional tax. The Company's intention is to reinvest non-remitted earnings of subsidiaries outside the United States permanently.

     The tax effects of significant items comprising deferred income taxes are as follows (in thousands):

                                                       August 2, 2009                         August 3, 2008
                                         Deferred Tax Assets        Long-term      Deferred Tax Assets     Long-term
                                                        Long-      Deferred Tax               Long-       Deferred Tax
                                          Current       Term       Liabilities    Current     Term        Liabilities
                                          -------      -----       -----------    -------     ----        -----------
Intangibles                                $ -        $ 6,474        $ 6,799       $ -        $  -           $ 7,334
Impairment of goodwill                      5,559        -              -            -           -              -
Accrued vacation pay                          888        -              -             959        -              -
Accrued bonus                                 115        -              -             179        -              -
Accrued warranty and other costs              227        -              -             388        -              -
Inventory                                   2,646        -              -            2,538       -              -
Depreciation                                 -           -             3,575          -          -             3,420
Accrual for contract losses                   949        -              -              899       -              -
Net operating loss and other carry-forwards 4,732      10,175           -            5,488       -              -
Accrued employment settlement costs         3,808         148           -              458        959           -
Plant closing costs                          -           -              -              133       -              -
Stock-based compensation                     -          1,113           -             -           936           -
Other                                         456          35           -              221         20           -
                                         --------     -------        --------     --------    -------        --------
                                         $ 19,380     $17,945        $10,374      $ 11,263    $ 1,915        $ 10,754
                                         ========     =======        ========     ========    =======        ========

     As of August 2, 2009, the Company has available net operating loss carry-forwards for state and Federal income tax purposes of approximately $16,494,000 and $20,656,000, respectively, with expiration dates through 2029. Unused research and development credits of approximately $1,128,000, which expire in 2029, are available for Federal income tax purposes, as well as an AMT credit of $163,000. All refunds in excess of $2,000,000 are subject to review by the Joint Committee on Taxation. The IRS is currently conducting its review of our fiscal 2008 net operating loss carry-back claim for which the Company received refunds of approximately $2,430,000. Management does not believe such review will result in any adjustment. In addition, the tax returns of the Company and its wholly-owned subsidiary, General Microwave Corporation, for fiscal years 2006 through 2008 are currently under examination by the New York State Department of Taxation. The Company does not expect any assessment to have a material effect on the Company's Consolidated Financial Statements.

NOTE H- LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                           August 2,    August 3,
                                                Rate        2009          2008
                                                ----       --------     ---------
        Revolving loan facility (a)            3.50%   $      -       $     2,500
        Mortgage note (b)                      2.06%           1,954        2,105
        Industrial Revenue Bonds (c)           4.07%           2,230        2,355
        Term loan (d)                          2.13%           9,250        -
        Note payable (e)                       6.75%              90          633
        Note payable (f)                       5.35%             192          681
        Other                                     -              125          212
                                                         ------------   ----------
                                                              13,841        8,486
        Less: current portion                                  1,595        1,394
                                                         ------------   ----------
                                                       $      12,246  $     7,092
                                                         ============   ==========

(a)On April 30, 2007, the Company replaced its existing credit facility with a new $40,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2011. The Company may elect to borrow with interest at the bank's prime rate of interest minus 0.50%; or the greater of LIBOR plus a margin of 2.50% or 3.50% (effective May 4,
     2009) (the margin was 1.65% at August 3, 2008). There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.25% per annum on outstanding stand-by letters of credit. Stand-by letters of credit in the amount of approximately $13,271,000 were outstanding at August 2, 2009 (see Note F). If at any time the Company's backlog of orders falls below $50,000,000, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog relating to continuing operations as of August 2, 2009 was approximately $181,936,000. There were no borrowings under the line at August 2, 2009. A loan of $2,500,000 was outstanding under the line at August 3, 2008.

     The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company did not meet the minimum tangible net worth covenant at August 2, 2009 by approximately $2,418,000 and has obtained a waiver from its bank and was in compliance with all other financial covenants at August 2, 2009.

     In October 2009, the Company entered into a modification of its existing credit facility. Under the terms of the modification, the Company will pay a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.5% per annum on outstanding stand-by letters of credit. In addition, the Company will pay a fee of 25 basis points per annum on outstanding borrowings under the facility until such time as the Company's tangible net worth, as defined, is equal to a minimum of $90,000,000. In addition, the modification revised the minimum tangible net worth covenant to $80,000,000 through the second quarter, and $85,000,000 through the third quarter, respectively, of fiscal 2010. The covenant reverts to a minimum requirement of $90,000,000 at the end of fiscal 2010.

(b) The mortgage loan is for a term of ten years commencing February 16, 1999 (with an extended maturity as modified to March 1, 2014) with fixed monthly principal and interest installments of $23,359 based upon a twenty-year amortization including interest at a fixed rate of 7.43% through March 1, 2009 and at LIBOR plus 1.75% thereafter. The loan is secured by a mortgage on the Company's land and building in Lancaster, Pennsylvania having a net book value of approximately $1,644,000 at August 2, 2009.

     The mortgage note agreement contains various financial covenants incorporated under the credit facility discussed in (a) above. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in "Other assets" in the Consolidated Balance Sheets net of amortization over the term of the loan.

(c) On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "Bonds"). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The payment due October 1, 2009 is $130,000. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal Index. The initial rate of interest was 2.1%, which, after giving effect to a ten-year interest rate swap agreement (see Note Q) becomes a fixed rate of 4.07%. The interest rate at August 2, 2009 was 0.56%. The bond agreement requires a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company's facilities in Lancaster, Pennsylvania, and for manufacturing equipment.

     The Bonds are secured by a letter of credit of approximately $2,263,000 expiring October 18, 2011 and a mortgage on the related properties is pledged as collateral. The net book value of the land and building covered by the mortgage was approximately $1,618,000 at August 2, 2009.

(d) On September 16, 2008, the Company entered into a ten-year term loan with a bank in Israel in the amount of $10,000,000 in connection with the acquisition of Eyal. The loan is payable in quarterly installments of $250,000 plus interest at LIBOR plus a margin of 1.5% (see Note B). The interest rate at August 2, 2009 was 2.125%. The loan agreement contains various financial covenants which have been met at August 2, 2009, including, among other matters, minimum net equity as defined.

(e) In June 2006, in connection with the implementation of an integrated manufacturing and financial accounting and reporting software package, the Company entered into a loan agreement for the principal sum of $1,626,501. The note is payable in thirty-six monthly payments of approximately $45,181, including imputed interest at 6.75% per annum. Proceeds of the loan were used to license certain software and related maintenance fees from Microsoft Corporation.

(f) The Company entered into an additional financing agreement in August 2006 with the lenders noted in (e) above providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company borrowed an aggregate of $1,400,000 with monthly payments totaling approximately $42,750.

The Company paid interest in fiscal 2009, 2008 and 2007 of approximately $837,000, $406,000 and $469,000, respectively.

Future payments required on long-term debt are as follows (in thousands):

     Fiscal year ending during:       Amount
     --------------------------       ------
            2010              $        1,595
            2011                       1,322
            2012                       1,330
            2013                       1,343
            2014                       2,356
         Thereafter                    5,895
                                -------------
                              $       13,841
                                =============

NOTE I - EMPLOYMENT SETTLEMENT AGREEMENTS

     Effective October 12, 2006 and as a condition to entering into an Administrative Agreement with the Department of the Navy the Company entered into an agreement with its former Chairman at the time to terminate the employment agreement between the Company and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the agreement he will receive payments totaling $9,461,528 payable $3,000,000 upon the effective date of the agreement and sixty-four (64) consecutive monthly payments of $100,000 commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing promissory note dated effective October 12, 2006. In addition, he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option.

     Aggregate costs of approximately $8,914,000 under the agreement, including an initial cash payment of $3,000,000, payments due under the note of approximately $5,354,000, medical and life insurance benefits of approximately $364,000 (both discounted at an imputed interest rate of 6.75%) and the fair value of the modification of the stock options of approximately $196,000 (using the Black-Scholes option valuation model), have been recorded in the consolidated financial statements for fiscal 2007.

     On September 26, 2006, as required under the terms of the Administrative Agreement the former Chairman entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 28,799 shares held in his IRA was granted to the Company's Chairman, Myron Levy. In the event of a "change of control" of the Company as defined in the employment agreement all remaining payments due under the promissory note become immediately due and payable.

     On June 25, 2009, a Special Committee of the Board of Directors authorized an accelerated payment to the former Chairman under the terms of his agreement with the Company. The event which caused acceleration was a change in control of the Company as defined in the agreement as the ownership of 20% or more of the outstanding voting securities of the Company. The triggering event caused the acceleration of approximately $3,362,000 otherwise payable over the next 34 months so that the full amount became immediately payable. Of this amount, approximately $3,055,000 has previously been expensed by the Company. A charge to operations of approximately $307,000, representing imputed interest, has been recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

     Effective July 22, 2009, the Company entered into an agreement with Myron Levy, then Chairman and Chief Executive Officer of the Company, terminating his employment agreement. The agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy is to receive an immediate lump sum payment of $4,705,000 (which was paid in August 2009) and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also shall continue as a consultant to the Company for three years at an annual compensation of $50,000 and is to receive certain other benefits, including any annual bonus for fiscal 2009, as well as medical reimbursement and insurance in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option.

     Aggregate costs of approximately $8,679,000 under the agreement, including the initial cash payment of $4,705,000, payments due under the note of approximately $3,500,000, payments due under the consulting agreement of $150,000, medical and life insurance benefits of approximately $241,000 (all discounted at an imputed interest rate of 3.5%) and the fair value of the modification of the stock options of approximately $256,000 (using the Black-Scholes option valuation model), have been recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

     Effective August 1, 2009, the Company entered into an agreement with Jeffrey L Markel, then Chief Operating Officer of the Company, terminating his employment agreement. The Agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, Mr. Markel is to receive an immediate lump sum payment of approximately $1,370,000. Mr. Markel also shall continue as a consultant to the Company for three years at an annual compensation of approximately $67,000 and is to receive certain other benefits through July 31, 2011, including medical reimbursement in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him shall vest immediately and become fully exercisable for a period of ninety days.

     Aggregate costs of approximately $1,874,000 under the agreement, including the initial cash payment of approximately $1,370,000, payments due under the consulting agreement of $200,000, medical and other benefits of approximately $52,000 (all discounted at an imputed interest rate of 3.5%) and the unamortized fair value of the stock options of approximately $262,000 have been recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

NOTE J - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND WARRANTY COSTS

     Accounts payable and accrued expenses include the following (in thousands):

                                                  August 2,     August 3,
                                                   2009           2008
                                                ------------   ------------
   Accounts payable                          $       15,354 $       15,502
   Accrued payroll, bonuses and related costs         6,776          6,761
   Accrued commissions                                  712          1,254
   Accrued legal and accounting fees                    656          1,302
   Accrued rent expense                                 316          1,123
   Accrued contract penalties                           178            733
   Other accrued expenses                             1,517            914
                                                ------------   ------------
                                             $       25,509 $       27,589
                                                ============   ============

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims experience. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for fiscal 2009 and 2008, respectively (in thousands):

                                                  Fifty-two       Fifty-three
                                                 weeks ended      weeks ended
                                                  August 2,        August 3,
                                                    2009             2008
                                               --------------   --------------
      Balance at beginning of period                $1,142            $ 1,106
      Provision for warranty obligations             1,692              1,260
      Warranty liability of discontinued business     (250)                 -
      Warrant costs charged to the reserve          (1,646)            (1,224)
                                               --------------   --------------
      Balance at end of period                      $  938            $ 1,142
                                               ==============   ==============

NOTE K - EMPLOYEE BENEFIT PLANS

     In August 1985,  the Board of Directors  approved an Employee  Savings Plan
     ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code ("Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $1,260,000, $1,765,000 and $1,766,000 under the plans for fiscal 2009, 2008 and 2007, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation.
     Expenses recognized for fiscal 2009, 2008 and 2007 were approximately $94,000, $86,000 and $75,000, respectively.

     The Company's Israeli subsidiaries provide for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company's liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company's deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is included in "Other long-term liabilities" in the Consolidated Balance Sheets and was $2,231,000 and $1,651,000 at August 2, 2009 and August 3, 2008, respectively. The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $1,055,000, $458,000 and $228,000 for fiscal 2009, 2008 and 2007, respectively.

NOTE L - RELATED-PARTY TRANSACTIONS

     Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. Lease costs paid in fiscal 2009, 2008 and 2007 were $290,000, $281,000 and $273,000, respectively.

     On August 24, 2005, the Company amended its lease agreements with a partnership partially owned by the children of the Company's former
     Chairman to incorporate two individual leases into a single lease and extended the term of the initial leases to August 31, 2010. The Company incurred rent expense of approximately $494,000, $478,000 and $487,000 in fiscal 2009, 2008 and 2007, respectively, under the leases. During the fourth quarter of fiscal 2008, the Company decided to close its manufacturing facility in Farmingdale, New York and transfer its contracts and assets to its other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. On January 25, 2009, the Company entered in a modification of the lease to reduce the amount of space it was leasing and reduce the annual rental payments remaining under the lease to approximately $429,000 annually.

NOTE M - COMPUTATION OF PER SHARE EARNINGS

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share (Basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share (Diluted EPS) are computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

     The following provides a reconciliation of the shares used in calculating the per share amounts for fiscal 2009, 2008 and 2007 (in thousands):

                                                 Fifty-two       Fifty-three       Fifty-two
                                                 weeks ended      weeks ended       weeks ended
                                                 August 2,        August 3,         July 29,
                                                    2009             2008             2007
                                               ---------------  ---------------  ---------------
     Numerator:
Net (loss) income                                   ($ 41,176)       ($ 10,346)         $ 3,118
                                               ===============  ===============  ===============

     Denominator:
Basic weighted-average shares                          13,560           13,652           13,927
Effect of dilutive securities:
     Employee stock options                          -                -                     468
                                               ---------------  ---------------  ---------------
Diluted weighted-average shares                        13,560           13,652           14,395
                                               ===============  ===============  ===============

Stock options not included in computation               3,191            3,512            1,757
                                               ===============  ===============  ===============

     Employee  stock  options  for  3,190,800  and  3,512,225  shares  were  not considered in the computation of diluted loss per share calculations for fiscal 2009 and 2008, respectively, as their effect is anti-dilutive. The number of stock options not included in the computation of diluted EPS for fiscal year 2007 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of August 2, 2009, expire at various dates through June 8, 2017 (see Note O).

NOTE N - COMPREHENSIVE (LOSS) INCOME

     The foreign currency translation gain relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     For fiscal 2009 and 2008, the components of accumulated other comprehensive
     (loss) income is as follows (in thousands):

                                                            August 2,   August 3,
                                                              2009        2008
                                                           ------------------------
   Unrealized loss on interest rate swap, net of taxes     $    (77)       (54)
   Foreign currency translation gain                           (234)     1,676
                                                           ------------------------
                                                           $   (311)     1,622
                                                           ========================

NOTE O - SHAREHOLDERS' EQUITY

     On July 22, 2009, the Company announced a resumption of the stock repurchase program previously modified on October 12, 2007 to purchase up to 3,000,000 shares in the open market. As of August 2, 2009, the Company has acquired an aggregate of approximately 2,392,000 shares of common stock under this program, of which 493,938 shares were acquired during fiscal 2008 at an aggregate cost of approximately $7,139,000. No shares were repurchased in fiscal 2009.

     Summary of Stock Option Plans:

     In August 2006, the Board of Directors ratified and approved the 2006 New Employee Stock Option Plan which covers 600,000 shares (as amended July 22,
     2009) of the Company's common stock. The plan as amended provides for the issuance of restricted stock or granting of non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The fair value of restricted shares issued is based on the closing price on the day prior to the date of issue. Vesting of the shares issued is determined at the time of issue by the Compensation Committee or the Board of Directors. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 5,000 and 4,000 shares were granted under the plan during fiscal years 2009 and 2008, respectively. Options for 28,000 shares were cancelled under the plan in fiscal 2009. Options for 236,000 shares of common stock are available for grant under the plan as of August 2, 2009.

     In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 50,000 shares were granted under the plan during fiscal 2009. No options were granted under the plan in fiscal 2008. Options for 90,700 shares were cancelled under the plan in fiscal 2009 and options for 59,400 shares of common stock are available for grant under the plan as of August 2, 2009.

     In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 34,000 shares were granted under the plan in fiscal 2009 and options for 10,000 shares were cancelled. Options for 8,250 shares of common stock are available for grant under the plan as of August 2, 2009.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 226,000 shares were exercised in fiscal 2009. There are no options available for grant under the plan.

     In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 37,525 shares were exercised and options for 15,200 shares were cancelled in fiscal 2009. There are no options available for grant under the plan.

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

     A summary of stock option activity under all plans for fiscal 2009, 2008 and 2007 is as follows:

Non-Qualified Stock Options                                                        Weighted        Aggregate
---------------------------                                                         Average        Intrinsic
                                                Number           Price Range       Exercise        Value (1)
                                               of shares          per share          Price       (in thousands)
                                             --------------    ----------------  --------------  --------------
Outstanding July 30, 2006                        3,490,080   $  4.06  -  20.45         $ 14.41
Granted                                            406,500     15.77  -  17.82         $ 16.56
Exercised                                         (116,630)     4.06  -  13.10         $ 10.45
Cancelled                                         (139,500)    13.10  -  20.09         $ 18.86
                                             --------------    ----------------  --------------
Outstanding July 29, 2007                        3,640,450   $  4.06  -  20.45         $ 14.41
Granted                                              4,000     12.58  -  15.16         $ 13.87
Exercised                                          (38,725)     7.25  -  13.10         $  8.30
Cancelled                                          (93,500)    14.50  -  20.09         $ 18.95
                                             --------------    ----------------  --------------
Outstanding August 3, 2008                       3,512,225   $  7.25  -  21.18         $ 14.84
Granted                                             89,000     10.39  -  17.09         $ 10.85
Exercised                                         (263,525)     7.63  -   9.30         $  8.99
Cancelled                                         (146,900)     8.00  -  20.09         $ 17.84
                                             --------------    ----------------  --------------
Outstanding August 2, 2009                       3,190,800   $  8.38  -  21.18         $ 15.03        $ 2,146
                                             ==============                                           -------

Exercisable August 2, 2009                       2,934,200                             $ 15.06         $ 2,002
                                             --------------                      --------------       -------
Vested and expected to vest August 2, 2009       3,166,440                             $ 15.04         $ 2,129
                                             --------------                      --------------       -------

(1) There are 2,152,200 vested options with exercise prices greater than the closing stock price of $12.18 as of August 2, 2009.

     Options outstanding and exercisable by price range as of August 2, 2009, with expiration dates ranging from December 23, 2009 to June 8, 2017 are as follows:

                                                   Options Outstanding             Options Exercisable
                                                   -------------------             -------------------
                                               Weighted
                                               Average             Weighted                          Weighted
        Range of Exercise       Number        Remaining            Average           Number          Average
             Prices         Outstanding    Contractual Life     Exercise Price    Exercisable     Exercise Price
        -----------------  --------------- ----------------     --------------   --------------   ----------------
           $8.38 - 10.46          862,000        1.32                  $ 9.69          782,000             $ 9.62
           12.18 - 15.77          799,200        4.07                   13.96          692,000              13.70
           15.78 - 17.82          173,100        4.86                   17.64          128,500              17.62
           17.98 - 17.98          727,000        3.50                   17.98          710,600              17.98
           18.57 - 21.18          629,500        2.54                   19.58          621,100              19.57
                           ---------------       ----           --------------   --------------   ----------------
          $8.38  -  21.18       3,190,800        2.94                 $ 15.03        2,934,200            $ 15.06
                           ===============                                       ==============

     In July 2009, in connection with the appointments of the Company's Chief Executive Officer and Senior Vice President, the Board of Directors awarded non-qualified stock options to purchase 50,000 shares and 25,000 shares of common stock, respectively, at the closing stock price on the date prior to such appointment of $10.39 per share. The options vest in equal annual installments over a three-year period.

NOTE P - SIGNIFICANT  SEGMENTS,  MAJOR  CUSTOMERS,  EXPORT SALES AND  GEOGRAPHIC
         INFORMATION

     The Company's chief operating decision makers are considered to be the Chairman and the Chief Executive ("Chief Executive Officers"). The
     Company's  Chief  Executive   Officers   evaluate  both   consolidated  and
     disaggregated financial information, primarily gross revenues and cash flows, in deciding how to allocate resources and assess performance. The Chief Executive Officers also use certain disaggregated financial information for the Company's product groups. The Company does not determine a measure of operating income or loss by product group. The Company's product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and, as such, has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company's revenues result from sales of its products.

     Net sales for fiscal 2009, 2008 and 2007 were as follows: defense electronics, $150,916,000, $125,873,000 and $123,024,000, respectively; and
     commercial   technologies,   $9,173,000,   $10,215,000   and   $14,826,000,
     respectively.

     Approximately 61%, 62% and 64% of our net sales for fiscal 2009, 2008 and 2007, respectively, were made to United States government agencies and their contractors and subcontractors for defense programs. Net sales directly to the U.S. Government in fiscal 2009, 2008 and 2007 accounted for approximately 12%, 14% and 12% of net sales, respectively. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 16% of net sales in fiscal 2009; and each accounted for approximately 12% of net sales in fiscal 2008. No other customer accounted for 10% or more of consolidated net sales during the periods presented. Sales to foreign customers amounted to approximately $52,548,000 (33%), $45,193,000 (33%) and $42,836,000 (31%) in fiscal 2009, 2008 and 2007, respectively.

Geographic net sales based on place of contract performance were as follows (in thousands):

                                     2009         2008         2007
                                  ----------   ----------   ----------
   United States                $   120,924  $   113,123  $   114,059
   Israel                            35,413       19,166       19,207
   England                            3,752        3,799        4,584
                                  ----------   ----------   ----------
                                $   160,089  $   136,088  $   137,850
                                  ==========   ==========   ==========

Net property, plant and equipment by geographic area were as follows (in thousands):

                                    2009         2008
                                  ----------   ----------
   United States                $    25,011  $    25,864
   Israel                             7,703        4,495
   England                              158          193
                                  ----------   ----------
                                $    32,872  $    30,552
                                  ==========   ==========

     Total assets of foreign subsidiaries accounted for approximately 28% and 12% of total consolidated assets in fiscal 2009 and 2008, respectively; and total foreign liabilities accounted for approximately 67% and 8% of total consolidated liabilities in fiscal 2009 and 2008, respectively. The increases are primarily attributable to the acquisition of Eyal.

NOTE Q - DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for the ten year period offsets the Company's exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $125,000 and $87,200 as of August 2, 2009 and August 3, 2008, respectively. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended August 2, 2009 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

NOTE R - FAIR VALUES OF FINANCIAL INSTRUMENTS

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Where available, fair value is based on observable market prices or is derived from such prices. The market approach uses prices and other pertinent information generated from market transactions involving identical or comparable assets or liabilities. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

          Level 1 - Observable inputs such as quoted prices in active markets.

          Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

          Level 3 -  Unobservable  inputs in which  there is little or no market
          data,   which  require  the  reporting   entity  to  develop  its  own
          assumptions.

     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

     For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 ("FSP 157-2") was issued which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157, as amended by FSP 157-2, on August 4, 2008. Pursuant to the provisions of FSP 157-2, the Company will not apply the provisions of SFAS 157 until August 3, 2009 for non-financial assets and liabilities (principally goodwill and intangible assets).

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of the provisions of SFAS No. 159 on August 4, 2008, the Company did not elect the fair value option to report its financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial position or results of operations.

     In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 is effective for us for the quarter ending August 2, 2009. The adoption of FSP No. 157-4 had no impact on our consolidated financial position, cash flows and results of operations.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

          Accounts receivable and accounts payable: The carrying amounts reported in the Consolidated Balance Sheet for trade accounts receivable and accounts payable approximates fair value because of the short-term maturity of those instruments.

          Long-term debt: The fair value of the mortgage note, industrial revenue bonds (including the related interest rate swap) and term loan was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments
     are   presented   below   (in   thousands):

                                                      August 2, 2009
                                          ---------------------------------------
                                              Carrying Amount         Fair Value
                                          ---------------------------------------

   Cash and cash equivalents            $              14,820   $         14,820
   Long-term debt                                      12,246             12,246

                                      F-31

NOTE S - QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2009 and 2008, respectively (in thousands, except for per share data). The quarter ended February 3, 2008 consisted of fourteen weeks.

                          2009                                November 2,   February 1,  May 3,  August 2,
                                                                2008          2009       2009      2009
                                                              ----------    -----------  -----   ---------
Net sales                                                       $35,344      $39,974    $41,811   $42,960
Gross profit                                                     $6,603       $9,671    $11,198      ($30)

(Loss) income from continuing operations                          ($883)      $2,153     $2,423  ($44,413)
Loss from discontinued operations                                 ($456)          -          -         -
                                                              ----------    ----------- ------   ---------
Net (loss) income                                               ($1,339)      $2,153     $2,423  ($44,413)
                                                              ==========    ==========  ======   =========

(Loss) earnings per common share - Basic
(Loss) income from continuing operations                          ($.07)        $.16      $.18     ($3.26)
Loss from discontinued operations                                  (.03)          -         -          -
                                                              ----------    ----------- ------   ---------
Net (loss) income - basic                                         ($.10)        $.16      $.18     ($3.26)
                                                              ==========    ==========  ======   =========
Basic weighted average shares                                    13,525       13,550    13,559     13,607
                                                              ==========    ==========  ======   =========
(Loss) earnings per common share - Diluted
(Loss) income from continuing operations                          ($.07)        $.16      $.18     ($3.26)
Loss from discontinued operations                                  (.03)          -         -          -
                                                              ----------    ----------- ------   ---------
Net (loss) income - diluted                                       ($.10)        $.16      $.18     ($3.26)

Diluted weighted average shares                                  13,525       13,746    13,721     13,607
                                                              ==========    ==========  ======   =========

                          2008                                October 28,   February 3,   May 4,   August 3,
                                                                 2007          2008       2008       2008
                                                              ----------    ----------- ------   ---------
Net sales                                                       $32,538      $32,167   $33,516    $37,867
Gross profit                                                     $9,312       $5,441    $6,486     $7,001

Loss from continuing operations                                 ($2,229)     ($2,542)  ($4,426)   ($1,487)
(Loss) income from discontinued operations                        ($362)     ($1,298)     $834     $1,164
                                                              ----------    ----------- ------   ---------
Net loss                                                        ($2,591)     ($3,840)  ($3,592)     ($323)
                                                              ==========    ==========  ======   =========

(Loss) income per common share - Basic and Diluted
Loss from continuing operations                                   ($.16)       ($.19)    ($.33)     ($.11)
(Loss) income from discontinued operations                         (.03)        (.09)      .06        .09
                                                              ----------    ----------- ------   ---------
Net loss - basic and diluted                                      ($.19)       ($.28)    ($.27)     ($.02)

Basic and diluted weighted average shares                        13,965       13,617    13,507     13,518
                                                              ==========    ==========  ======   =========

Fiscal 2009
-----------

In the first quarter ended November 2, 2008, the Company completed the divestiture of ICI, which is reported as discontinued operations, and also completed the acquisition of Eyal, with its results included within the results from continuing operations beginning September 2008. The Company also completed the sale of the assets of its machine shop at MSI resulting in a pre-tax gain of approximately $618,000.

In the  third  quarter  ended  May  3,  2009,  an  adjustment  of  approximately
$2,000,000 was made to reflect an increase in estimated losses related to contracts transferred from the Company's Farmingdale unit to other facilities; and a reduction in estimated costs to complete a contract accounted for under percentage of completion was made resulting in an increase in gross profit of approximately $1,300,000 in the quarter.

In the fourth quarter ended August 2, 2009, the Company recorded the following charges: (a) approximately $44,151,000 related to the impairment of goodwill and other intangible assets; (b) approximately $10,553,000 related to employment agreement settlements with two former officers of the Company; (c) approximately $4,299,000 to cost of products sold related to the settlement of litigation with a customer; (d) approximately $2,752,000 to net sales and $331,000 to cost of products sold related to the settlement of a claim for equitable adjustment for unpriced change orders; (e) approximately $3,073,000 to cost of products sold related to the transition of the Farmingdale manufacturing operation, including contract losses of approximately $1,100,000 and inventory write-offs of approximately $1,973,000;

     (f) approximately $1,283,000 to cost of products sold for additional inventory adjustments and obsolescence reserves; and (h) approximately $345,000 to selling and administrative expenses related to the abandonment of fixed assets.

     Fiscal 2008
     -----------

     In the first quarter ended October 28, 2007, the Company recorded a charge of $6,000,000 in connection with a litigation settlement.

     In the third quarter ended May 4, 2008, the Company recorded a $9,500,000 charge in connection with a litigation settlement. The income tax benefit in the third quarter included the recognition of a tax benefit of $2,737,000 million due to the expiration of the statute of limitations relating to a deduction taken for an impaired investment on a prior year tax return.

     In the fourth quarter ended August 3, 2008, gross margin was negatively affected by approximately $2,136,000 of contract loss provisions for two development contracts at Herley Farmingdale. The fourth quarter also includes an adjustment of $2,802,000 for legal fees receivable at the end of the third quarter which, in accordance with generally accepted accounting standards, has been eliminated in the fourth quarter of fiscal 2008.

NOTE T - SUBSEQUENT EVENTS

     The Company evaluated events occurring subsequent to August 2, 2009 through October 16, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements, which were issued on October 16, 2009.

                                   **********