Form 10-K/A
period 2009-08-02
HERLEY INDUSTRIES INC /NEW
filed 2009-11-30
CIK 47035

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

                           Commission File No. 0-5411

                             Herley Industries, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                 23-2413500
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     3061 Industry Drive, Suite 200, Lancaster, Pennsylvania       17603
     -------------------------------------------------------       -----
         (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:         (717) 397-2777
                                                            --------------

     101 North Pointe Boulevard, Lancaster, Pennsylvania           17601
    ------------------------------------------------------         -----
     (Former Address of Principal Executive Offices)               (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $.10 par value       the NASDAQ Stock Market LLC
  ----------------------------       ------------------------------
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

The number of shares outstanding of Registrant's Common Stock, $ .10 par value on October 7, 2009 was 13,701,326.

Documents incorporated by reference: None

EXPLANATORY NOTE

Herley Industries, Inc., (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10K for the fiscal year ended August 2, 2009 (the "Report") for the purposes of correcting typographic errors and including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended August 2, 2009, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the October 16, 2009 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

This amendment should be read in conjunction with our Annual Report for the fiscal year ended August 2, 2009 filed on Form 10-K on October 16, 2009.

                             HERLEY INDUSTRIES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                               Page
                                                                                               ----
PART I

Item 1.         Business.                                                                         3

Item 1A.        Risk Factors.                                                                    11

Item 1B.        Unresolved Staff Comments.                                                       16

Item 2.         Properties.                                                                      16

Item 3.         Legal Proceedings.                                                               16

Item 4.         Submission of Matters to a Vote of Security Holders.                             17

PART II

Item 5.         Market for Registrant's Common Equity, Related Shareholder
                   Matters and Issuer Purchases of Equity Securities.                            17

Item 6.         Selected Financial Data.                                                         19

Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                          20

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.                      31

Item 8.         Financial Statements and Supplementary Data.                                     32

Item 9.         Changes in and Disagreements on
                   Accounting and Financial Disclosure.                                          32

Item 9A.        Controls and Procedures.                                                         32

Item 9B.        Other Information.                                                               35

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.                          35

Item 11.        Executive Compensation Tables.                                                   39

Item 12.        Security Ownership of Certain Beneficial Owners.                                 46

Item 13.        Certain Relationships and Related Transactions, and Director
                 Independence.                                                                   47

Item 14.        Principal Accountant Fees and Services.                                          48

PART IV

Item 15.        Exhibits and Financial Statement Schedules.                                      48

SIGNATURES                                                                                       50

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
                                               =========                                             =======

(b) Not applicable.

Item 6. Selected Financial Data (in thousands, except per share data):


Consolidated Statements of Operations Data:
------------------------------------------                     52 weeks      53 weeks
                                                                ended         ended                      52 weeks ended
                                                               August 2,     August 3,       July 29,      July 30,       July 31,
                                                                 2009          2008           2007          2006           2005
                                                                 ----          ----           ----          ----           ----
Net sales (1)                                               $   160,089   $   136,088    $   137,850   $    149,979   $   139,624
                                                                =======       =======        =======        =======       =======
Cost and expenses:

     Cost of products sold                                      132,648       107,848         99,205        111,358        98,920
                                                                -------       -------        -------        -------       -------
     Selling and administrative expenses                         28,981        28,349         27,305         26,804        25,614
                                                                -------       -------        -------        -------       -------
     Impairment of goodwill and other intangible assets          44,151           -              -             -              -
                                                                -------       -------        -------        -------       -------
     Litigation costs                                             1,786         5,550          1,674          2,230         2,706
                                                                -------       -------        -------        -------       -------
     Litigation settlements (3)                                     -          15,542            -             -              -
                                                                -------       -------        -------        -------       -------
     Employment contract settlement costs (2)                    10,553           -            8,914           -              -
                                                                -------       -------        -------        -------       -------
Operating (loss) income                                     $   (58,030) $    (21,201)  $        752   $      9,587   $    12,384
                                                                =======       =======        =======        =======       =======
(Loss) income from continuing operations                    $   (40,720) $    (10,684)  $      2,399   $      7,662   $     9,354
(Loss) income from discontinued operations                         (456)          338            719          2,692         1,427
                                                                -------       -------        -------        -------       -------
Net (loss) income                                           $   (41,176) $    (10,346)  $      3,118   $     10,354   $    10,781
                                                                =======       =======        =======        =======       =======
(Loss) earnings per common share - Basic:
     (Loss) income from continuing operations               $     (3.00) $       (.78)  $        .17   $        .53   $       .65
     (Loss) income from discontinued operations                    (.03)          .02            .05            .19           .10
                                                                 -------         -----          ----           ----          ----
                                                            $     (3.03) $       (.76)  $        .22   $        .72   $       .75
                                                                 =======         =====          ====           ====          ====
(Loss) earnings per common share - Diluted:
     (Loss) income from continuing operations               $     (3.00) $       (.78)  $        .17   $        .51   $       .62
     (Loss) income from discontinued operations                    (.03)          .02            .05            .18           .10
                                                                 -------         -----          ----           ----          ----
                                                            $     (3.03) $       (.76)  $        .22   $        .69   $       .72
                                                                 =======         =====          ====           ====          ====
Consolidated Balance Sheet Data:
Total Assets                                                $   228,285   $   259,418   $    262,593   $    251,450   $   242,023
Total Current Liabilities                                   $    52,795   $    43,925   $     34,958   $     33,351   $    32,090
Long-Term Debt, net of current portion                      $    12,246   $     7,092   $      5,951   $      5,948   $     5,000
Long-Term Portion of Litigation Settlement (3)              $       -     $       892   $        -     $        -     $       -
Long-Term Portion of Employment Settlement
   Agreements (2)                                           $     2,827   $     3,074   $      4,117   $        -     $       -
Other Long-Term Liabilities                                 $     8,361   $     2,161   $      1,311   $      1,265   $     1,042


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

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in Management's Discussion and Analysis of Financial Condition and Results of Operations' which follow are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

We ended fiscal 2009 with a strong backlog, increasing 31% from the start of our fiscal year. This includes an increase of 12% attributable to the acquisition of Eyal. The overall prospect for new business continues to be promising as proposal activity remains high.

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

Gross profit in fiscal 2009 was $27.4 million (17.1% gross profit margin) compared to $28.2 million (20.8% gross profit margin) in fiscal 2008, a decrease of $0.8 million. Contributing to the decrease in gross profit and gross profit percentage during fiscal 2009 are primarily the following:


o Herley Lancaster experienced certain unfavorable, non-recurring expenses including an approximately $6.2 million write-off of certain inventory associated with the settlement of litigation with a customer, approximately $2.8 million adjustment to net sales and expenses of $0.3 million associated with the settlement of an outstanding claim for equitable adjustment with Lockheed Martin and unfavorable inventory obsolescence and related adjustments of approximately $2.0 million, partially offset by an estimated favorable variable contribution margin of approximately $4.5 million related to the incremental revenue increase;
o Offsetting the overall gross profit decrease was the inclusion of approximately $3.3 million representing eleven months of Eyal's operating results since its acquisition in the first quarter of fiscal 2009; and
o    Product mix of contracts both domestically and internationally.


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

The benefit for income taxes from continuing operations for fiscal 2009 was $18.9 million representing an effective income tax benefit rate of 31.7%, compared to an effective income tax benefit rate of 49.0% in fiscal 2008. The 31.7% benefit rate is less than the statutory rate of 35% primarily due to the unfavorable effect of a portion of the goodwill impairment that is not deductible for tax purposes, the benefit of research and development credits, as well as the estimated benefit of state net operating losses.

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


As of August 2, 2009, we have approximately $14.8 million in cash and cash equivalents and approximately $29.0 million available under our bank credit facility, net of outstanding stand-by letters of credit of $11.0 million. As of August 2, 2009 and August 3, 2008, working capital was $81.1 million and $94.4 million, respectively, and the ratio of current assets to current liabilities was 2.5 to 1 and 3.1 to 1, respectively.


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


As of August 2, 2009, we have available net operating loss carry-forwards for federal income tax reporting purposes of approximately $20.7 million, net of carryback, and available net operating loss carry-forwards for state income tax purposes of approximately $30.7 million, with expiration dates through 2029. As a result, we do not expect to make cash payments for federal or state income taxes in fiscal 2010 based on our internal projections.


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


There were no borrowings under the line of credit at August 2, 2009. We have approximately $29.0 million available under our line at August 2, 2009. Subsequent to the end of fiscal 2009 through the date of this filing, we have net borrowings of approximately $5 million under the line of credit primarily to satisfy certain employment settlements, litigation and related matters (see below). A loan of $2.5 million was outstanding under the line at August 3, 2008.


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

At August 3, 2008, we had approximately $4.3 million due from a customer related to claims and unpriced change orders in connection with changes in scope issues under a contract that were in dispute. In September 2009, we settled this claim for approximately $2.3 million, less $0.8 million previously advanced by this customer. As a result, at August 2, 2009, we recorded a charge of approximately $0.3 million against our cost of products sold, reduced net sales by approximately $2.8 million and have a receivable due from this customer of approximately $1.5 million.

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

The following table summarizes our contractual financial obligations and other contingent commitments, including interest, at August 2, 2009 (in thousands):

                                                           Within     2-3      4-5    After 5
Obligations                                       Total    1 Year    Years    Years    Years
-----------------------------------------------------------------------------------------------

Mortgage Note                                     $ 2,203      $219     $440   $1,544   $ -
Industrial Revenue Bonds                            2,812       214      424      432    1,742
Term Loan                                           9,447     1,021    2,043    2,043    4,340
Notes Payable - Other                                 283       283    -        -        -
Litigation Settlements                              3,000     3,000    -        -        -
Employment Settlement Agreements (1)(2)            10,667     7,717    2,950    -        -
Consulting Agreements                                 756       252      504    -        -
Operating Lease Obligations                        11,539     3,213    4,853    2,098    1,375
Purchase Obligations                               23,985    23,393      592      -        -
                                                 ----------------------------------------------
                                                   64,692    39,312   11,806    6,117    7,457
Stand-by Letters of Credit                         13,271     9,961    3,248       62      -
                                                 ----------------------------------------------
Total Contractual Obligations                     $77,963   $49,273  $15,054   $6,179   $7,497
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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Not applicable.

Item 9A.  Controls and Procedures

I.   Evaluation of Disclosure Controls and Procedures.


     Under the supervision and with the participation of our management, including our principal executive officer (Chairman of the Board/Chief
     Executive Officer) and principal financial officer (Vice President and Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 3, 2008 (the "Evaluation Date"). As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management has excluded from its assessment the internal control over financial reporting at Eyal Industries, which was acquired on September 16, 2008 and whose financial statements constitute 16% and 11% of consolidated total assets and total revenue, respectively, for the fiscal year ended August 2, 2009. Management will report on its assessment of the internal controls of its consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.


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


III. Management's Report on Internal Control over Financial Reporting.


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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
           ----------------------------------------------------------
                   INTERNAL CONTROL OVER FINANCIAL REPORTING
                   -----------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of Herley Industries, Inc.


We have audited Herley Industries, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of August 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eyal Industries, which was acquired on September 16, 2008 and whose financial statements constitute 16% and 11% of total assets and total revenue, respectively, for the consolidated financial statement amounts for the year ended August 2, 2009. Accordingly, our audit did not include the internal control over financial reporting at Eyal Industries. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.


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

Marcum LLP
Melville, New York
October 16, 2009

Item 9B.  Other Information
       Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant
---------------------------

                                                                                                       Director
         Name of Director                        Age      Principal Occupation                          Since
         ----------------                        ---      --------------------                         ---------
  David H. Lieberman                             64       Chairman of the Board                       July, 2009
  Rear Admiral Edward K. Walker, Jr. (Ret.)      76       President and CEO of                           1997
  (1) (2)                                                   U.S.   Navy   Memorial Foundation
  Dr. Edward A. Bogucz (1) (3) (4)               53       Executive Director of the New York Center       2003
                                                            of Excellence in Environmental Systems
  John A. Thonet (1) (3)                         59       President of Thonet Associates                  1991
  Carlos C. Campbell (2) (3) (4)                 72       Business and Financial Management Consultant    2005
------------
(1)  Member of Compensation Committee
(2)  Member of Corporate Governance Committee
(3)  Member of Nominating Committee
(4)  Member of Audit Committee

Mr. Lieberman was appointed Chairman of the Board in July 2009 after previously serving as a director from 1985 to 2005. Mr. Lieberman has been a practicing attorney in the State of New York for more than thirty-five years and is a member of the firm of Beckman, Lieberman & Barandes, LLP, one of several law firms that has provided legal services to us, specifically in the areas of corporate and securities law.

Rear Admiral Edward K. Walker, Jr. (Ret.) was appointed Vice Chairman of the Board in June 2006. Rear Admiral Walker served as the Director of Corporate Strategy for Resource Consultants, Inc., a privately-held corporation supporting the Department of Defense and other government agencies, after his retirement from the United States Navy in 1988 until 2000. Prior to his retirement from the United States Navy, Rear Admiral Walker served for thirty-four years in various naval officer positions, including Commander of the Naval Supply Systems Command and Chief of Supply Corps. He holds a Bachelor's Degree from the United States Naval Academy and Master's Degree in Business Administration from The George Washington University.

Dr. Edward A. Bogucz is currently Executive Director of the New York Center of Excellence in Environmental Systems, a university-industry consortium that includes twelve universities and research institutions. Previously, Dr. Bogucz served as Dean of Engineering and Computer Science at Syracuse University from 1995 through 2003. Dean Bogucz earned his Bachelor's and Doctoral Degrees in mechanical engineering from Lehigh University and a Master's Degree from Imperial College, University of London. His teaching and research expertise includes fluid dynamics, energy systems, computational methods, and multidisciplinary analysis and design. As Dean, he led the strengthening of the College of Engineering and Computer Science in selected areas, including RF and microwave devices, information fusion, systems assurance and environmental technologies.

Mr. John A. Thonet has been Secretary since January 2003 and is President of Thonet Associates, an environmental consulting firm specializing in land planning and zoning matters, for more than the past ten years.

Carlos C. Campbell operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both publicly-traded companies. He is a veteran of nine years as a Naval Flight Officer and served in the Administration of President Reagan as the Assistant Secretary for Economic Development, U.S. Department of Commerce.

Executive Officers of the Registrant
------------------------------------

         Name                 Age      Position
         ----                 ---      --------
David H. Lieberman            64       Chairman of the Board
Richard F. Poirier            44       President and Chief Executive Officer
Anello C. Garefino            62       Chief Financial Officer
Yonah Adelman                 58       Senior Vice President
Myron Levy                    68       Former Chairman of the Board, Chief
                                         Executive Officer and Director
Jeffrey L. Markel             60       Former Chief Operating Officer
Kevin J. Purcell              50       Former Chief Financial Officer
--------------------

Richard H. Poirier was appointed President and Chief Executive Officer in July 2009 after serving as a Vice President of the Company and as General Manager of Herley New England since August 2003. Mr. Poirier has been with Herley since

1992 when Herley acquired Micro Dynamic Inc. ("MDI"). Mr. Poirier joined MDI upon graduation in 1987 and has held various management positions over the years. Mr. Poirier holds a Bachelor of Science Degree in Electrical Engineering from Marquette University.

Mr. Anello C. Garefino was appointed Vice President-Finance and Chief Financial Officer in January 2009 after serving as Vice President-Finance since June 2006. Mr. Garefino, a certified public accountant, served as Acting Chief Financial Officer from September 2005 to June 2006 and as Vice President-Finance from September 2004 to September 2005 and prior to that served as Vice President-Finance, Treasurer and Chief Financial Officer since June 1993. From 1987 to January 1990 Mr. Garefino was Corporate Controller of Exide Corporation. Mr. Garefino earned his Bachelor of Science Degree in Accounting from Rider University in 1969.

Mr. Yonah Adelman was appointed Senior Vice President in July 2009. He also has been the general manager of the Company's subsidiary, General Microwave Israel, since the Company's acquisition of General Microwave Corp. in 1999.

Mr. Myron Levy served as Chairman of the Board from June 2006 to July 22, 2009 after serving as Vice Chairman of the Board since August 2003, and was our Chief Executive Officer from August 2001 to July 2009. Prior thereto, Mr. Levy served as President since June 1993, as Executive Vice President and Treasurer since May 1991 and as Vice President for Business Operations and Treasurer since October 1988. For more than ten years prior to joining the Company, Mr. Levy, a certified public accountant, was employed in various executive capacities, including Vice President, by Griffon Corporation.

Jeffrey L. Markel was our Chief Operating Officer from June 2007 to August 1, 2009. Prior to joining Herley, Mr. Markel was employed at BAE Systems serving as President of the Network Enabled Systems Line of Business since 1997. From 1994 to 1997 he was Vice President of Program Management for GEC Marconi. His prior employment was at Hazeltine Corporation, with his last position there being Vice President, Communication Systems. His educational background includes a Bachelor of Science in Mechanical Engineering and a Bachelor of Arts in Applied Science from Lehigh University, as well as a Masters in Business Administration from Long Island University.

Kevin J. Purcell was our Chief Financial Officer from June 2006 to January 12, 2009. Prior to joining Herley, Mr. Purcell served as Vice President-Finance, Contracts and Compliance for Smiths Aerospace LLC, Customer Services Americas. Previously, Mr. Purcell served other companies in senior financial positions, including Vice President and CFO, Controller and Director. In addition, he worked for a number of years in the Government Contractor Advisory Services group of KPMG. Mr. Purcell received his Bachelor's degree in financial accounting from Iona College and his Masters in Business Administration from Pepperdine University. He is a certified public accountant and a certified management accountant.

Committees of the Board of Directors
------------------------------------

     Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable NASDAQ Listing Standards and Securities and Exchange Commission ("SEC") rules. The Audit Committee currently consists of Carlos C. Campbell and Edward A. Bogucz. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the Board of Directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the Board of Directors believes that they competently perform the functions required of them as members of the Audit Committee and, given their backgrounds; it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

     Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker, Jr. and John A. Thonet. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates and are independent directors under NASDAQ listing standards.

     Nominating Committee

Our Nominating Committee currently consisting of Carlos C. Campbell, Chairman, John A. Thonet, and Edward A. Bogucz, each of whom is an independent director under NASDAQ listing standards, identifies individuals qualified to become board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur and, prior to each Annual Meeting of Shareholders, recommends a slate of nominees for election as Directors at such meeting.

     Governance and Ethics Committee

Our Governance and Ethics Committee, currently consisting of Edward K. Walker, Jr., Chairman, and Carlos C. Campbell, each of whom is an independent director, monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Shareholder Recommendations for Board Nominees

The Nominating Committee will consider shareholder recommendations for candidates for the Board. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate's willingness to serve, if elected, and evidence of the nominating shareholder's ownership of Company stock, should be sent to the attention of the Secretary of the Company.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2009, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation

     COMPENSATION REPORT ON EXECUTIVE COMPENSATION

The compensation of our executive officers is generally determined by the Compensation Committee of the Board of Directors, subject to applicable employment agreements. Each member of the Compensation Committee is a director who is not our employee or an employee of any of our affiliates. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2009 is furnished by the directors who comprised the Compensation Committee during fiscal 2009.

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

We also believe that executive officers should have a percentage of their equity compensation in the form of stock options or restricted stock vesting over time.

     Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our other executive officers. The conclusions reached by our Chief Executive Officer and his recommendations based on these reviews, including with respect to salary adjustments, incentive awards and equity award amounts, are presented by our Chief Executive Officer to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. The Committee makes all final compensation decisions for each of our executive officers.

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer.

     Role of the Compensation Committee

The Compensation Committee currently consists of Edward A. Bogucz, Chairman, Edward K. Walker, Jr. and John A. Thonet. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates and are independent directors under NASDAQ listing standards.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to make decisions regarding executive officers' total compensation, and subject to the approval of the Board, our Chief Executive Officer's total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes shareholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in October 2009.

     Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to the Company as well as the tax consequences to our employees. We account for equity compensation paid to our employees under FASB'S Accounting Standards Codification 718, "Compensation - Stock Compensation" ("ASC 718"), which requires us to estimate and record and expense over the service period of the award. The ASC 718 cost of our equity awards is considered by management as part of our equity grant recommendations to the Committee.

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

Components of our Executive Compensation Program

     Base Salary

We establish base salaries that are sufficient, in the Committee's judgment, to retain and motivate our executives while taking into account the unique circumstances of our Company. In determining appropriate salaries, the Committee considers each executives's scope of responsibility and accountability within our Company and reviews the executive's compensation, individually and relative to other officers, as well as similarly situated companies. We have entered into employment agreements with certain of our executives which provide for adjustments as set forth more fully below in the section titled "Employment Agreements." In fiscal 2009, there were no increases in any executive's salary beyond what is called for in the individual employment agreements, such as cost-of-living increases.

     Discretionary Cash Incentive Bonuses

The Committee believes that discretionary cash bonus compensation for executives should be directly linked to our overall corporate financial performance, individual performance and our success in achieving both our short-term and long-term strategic goals. In assessing the performance of our Company and our executives during fiscal 2009, the Committee considered our performance in the following areas:

     o    Increase levels of component integration and value added content;
     o    Enhancement of our manufacturing capabilities;
     o    Pursuit of selective commercial opportunities;
     o    Maintaining leadership in microwave technology;
     o    Strengthening and expanding customer relationships; and
     o    Maintaining our reputation for integrity.

In the first quarter of fiscal 2010, the Committee awarded Mr. Poirier a performance payment of $125,000 for fiscal year 2009 based on his performance as Vice President and General Manager of Herley New England. Mr. Garefino was awarded a bonus of $25,000. These awards by the Committee for fiscal 2009 are detailed in the Summary Compensation Table on page 41.

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

     Equity-Based Long-Term Incentive Compensation

We believe that our equity incentive compensation arrangements are an important factor in developing an overall compensation program that is competitive with our peer group of companies and that aligns the interests of our executives with those of our shareholders.

We believe that stock options and restricted stock awards effectively align the long-term interests of management with our shareholders. Additionally, we believe that our executives should have a greater percentage of their equity awards at risk as compared with our other employees. Since our executives do not benefit from stock options and restricted stock awards unless the price of our stock increases after the grant date as compared with the grant price, they clearly provide our executives with an added incentive to build shareholder value. We have not repriced the exercise price for stock options that have been granted when the future stock price has decreased below the exercise price of such stock options. The date of our awards of stock options and restricted stock is established by the Committee at a meeting held approximately four to six weeks prior to the date of grant. Grants of stock options and stock awards vest over a period of years in order to serve as an inducement for our executives to remain in the employ of our Company. It is contemplated that we will continue to offer stock options and stock awards as the principal component of our equity compensation arrangement for our executives. The only stock options granted to our executives in fiscal 2009 were 50,000 options to Richard F. Poirier and 25,000 options to Yonah Adelman on July 22, 2009, at the time of their appointment as Chief Executive Officer and Senior Vice President, respectively.

The number of shares of restricted stock and stock options awarded to our executives is established by the Committee in consultation with our CEO, taking into account a number of factors, including the position, job performance and overall responsibility of each executive. Since the value of the restricted stock awards and stock options granted to our executives are based upon the price of our shares, the Committee believes that the granting of restricted stock and stock options is a significant incentive to our executives to continue to build shareholder value. The Committee also believes that the multi-year vesting periods will be helpful in linking equity compensation to long-term performance.

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

Executive Compensation Tables

     Summary Compensation Table

The following table sets forth the annual compensation awarded to, earned by, or paid to our Chairman, Chief Executive Officer ("Principal Executive Officer"), our Chief Financial Officer ("Principal Financial Officer") and our other most highly compensated former executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year as required under SEC rules (collectively, the "Named Executive Officers" or "NEOs") for services rendered for the fiscal years ended August 2, 2009, August 3, 2008 and July 29, 2007.

                                                                             Non-Equity
     Name and Principal                                           Option    Incentive Plan     All Other
        Position                    Year   Salary     Bonus(2)   Awards(3)   Compensation    Compensation(5)    Total
    -------------------             ----   ------     --------   ---------  ---------------  ---------------    -----
Richard F. Poirier                  2009  $223,180   $125,000    $ 3,083      $                $    9,667    $  360,930
 President and                      2008   206,308     60,000                                       9,965       276,273
 Chief Executive Officer            2007   203,414     60,000                                       8,760       272,174

Anello C. Garefino                  2009  $211,120   $ 25,000    $            $                $   11,886    $  248,006
 Chief Financial Officer            2008   182,652     15,000                                      10,350       208,002
                                    2007   175,478      5,000                                       8,847       189,325

Myron Levy                          2009  $769,398   $           $            $                $4,740,469    $5,509,867
 Former Chairman of the Board       2008   735,613(1)                            300,000(4)        25,158     1,060,771
 and Chief Executive Officer(6)     2007   713,126                               750,000(4)        18,677     1,481,803

Jeffrey L. Markel                   2009  $380,727   $           $583,578     $                $1,364,196    $2,328,501
 Former Chief Operating Officer(6)  2008   352,719(1)             543,350        300,000(4)        23,116     1,219,185
                                    2007    47,116                299,346           -                -          346,462

Kevin J. Purcell                    2009  $233,210   $           $ 32,090     $                $   10,449    $  275,749
 Former Chief Financial Officer(6)  2008   227,622     50,000      49,942                          10,308       337,872
                                    2007   220,000     10,000      75,871                          14,660       320,531
--------

(1) Includes a cost of living adjustment of $26,531 in fiscal 2008 for Mr. Levy and $1,844 in fiscal 2008 for Mr. Markel under their employment agreements.
(2)  Executive bonuses are paid at the discretion of the Board of Directors.
(3) Amounts represent the aggregate expense recognized for financial statement reporting purposes in accordance with ACS 718 for stock options granted to the NEOs (disregarding estimates of forfeitures for service-based vesting). ACS 718 expense for the stock options is based on the fair value of the options on the date of grant using the Black-Scholes option-valuation model.
(4)  Represents performance and incentive payments for fiscal 2008 and 2007.
(5) The amounts shown for Mr. Levy and Mr. Markel take into consideration amounts paid on account of the termination of said NEOs employment agreements with the Company. Mr. Levy will also receive monthly payments of $100,000 commencing September 1, 2009 for thirty-five consecutive months through July 1, 2012.
(6) Mr. Levy served as Chairman and Chief Executive Officer through July 22, 2009. Mr. Markel served as Chief Operating Officer through August 1, 2009. Mr. Purcell served as Chief Financial Officer through January 12, 2009.
(7) The following table describes each component of the "All Other Compensation" column in the "Summary Compensation Table" above. Other compensation in 2008 for Mr. Markel includes reimbursement for relocation expenses of $8,533.

                                       Matching                                                  Other Personal
                                     Contribution                       Medical     Employmnet     Including
                           Fiscal    to Employee      Supplemental     Insurance    Settlement      Personal
     Name                   Year     Savings Plan    Life Insurance    Benefits     Payments       Use of Auto       Total
     ----                  ------    ------------    --------------    ---------    -----------  ----------------    -----
Richard F. Poirier          2009      $ 9,200            $  367        $            $               $   100        $    9,667
                            2008        9,000               365                                         600             9,965
                            2007        7,800               360                                         600             8,760

Anello C. Garefino          2009      $ 9,200            $2,586        $            $               $   100        $   11,886
                            2008        7,906             1,844                                         600            10,350
                            2007        6,802             1,445                                         600             8,847

Myron Levy                  2009      $ 9,200            $6,858        $ 10,001     $4,705,000      $ 9,410        $4,740,469
                            2008        9,000             4,763           7,862                       3,533            25,158
                            2007        8,800             4,572           1,552                       3,753            18,677

Jeffrey L. Markel           2009      $ 9,200            $3,564        $            $1,350,000      $ 1,432        $1,364,196
                            2008        9,000               714                                      13,402            23,116
                            2007         -                 -                                           -                 -

Kevin J. Purcell            2009      $ 9,200            $1,149        $            $               $   100        $   10,449
                            2008        9,000               606                                         702            10,308
                            2007        8,800               225                                       5,635            14,660

         Grants of Plan-Based Awards in Fiscal 2009

The following table provides information with respect to each stock option awarded to the Named Executive Officers in the fiscal year ended August 2, 2009.

                                    All Other
                                      Option        Exercise    Grant
                                     Awards:        or Base    Date Fair
                                    Number of       Price of   Value of
                                    Securities       Option    Stock and
                         Grant      Underlying       Awards     Option
        Name             Date      Options (#)       ($/Sh)     Awards
        ----             ----     -------------    ----------  ----------
Richard F. Poirier      7/21/2009     50,000         $10.39    $163,116

     Outstanding Equity Awards at Fiscal 2009 Year End

The following table provides information with respect to each unexercised stock option held by the Named Executive Officers as of August 2, 2009.

                                                       Option Awards
                       -------------------------------------------------------------------------
                            Number of             Number of
                           securities            securities
                           underlyling           underlyling          Option        Option
                       unexercised options    unexercised options     Exercise    Expiration
        Name             (#) exercisable       (#) unexercisable      Price ($)      Date
        ----          ---------------------   --------------------    ---------   ------------
Richard F. Poirier            5,000                                    $ 19.83     12/23/2009
                             15,000                                      17.98       5/2/2010
                                                   50,000                10.39      7/21/2014

Anello C. Garefino            3,000                                    $ 19.83     12/23/2009
                              4,000                 6,000                17.82       9/8/2012

Myron Levy                  225,000                                    $ 10.45      5/18/2010
                            150,000                                       8.38      3/12/2011
                            250,000                                      13.10      12/3/2011
                            250,000                                      19.52      5/21/2012
                            200,000                                      17.98       5/2/2015

Jeffrey L. Markel           250,000                                    $ 15.77     10/29/2012

     Option Exercises in Fiscal 2009

No stock  options  were  exercised  during  fiscal  2009 by the Named  Executive
Officer.

Employment Agreements

Myron Levy entered into an employment agreement with us, dated as of July 29, 2002 which, by its terms would have expired December 31, 2013, subject to extension for additional one-year periods annually each January 1 with a final expiration date of December 31, 2015 (as amended December 9, 2003). The employment agreement provided for an annual salary as of August 3, 2008 at the rate of $739,300 as adjusted under the employment agreement for a semi-annual cost of living adjustment based on the consumer price index. The employment agreement also provided for minimum annual incentive compensation of 3% of our pretax income as adjusted. At the end of the employment period, the employment agreement had provided for a ten-year consulting period at an annual compensation rate equivalent to one-half of Mr. Levy's annual salary in effect at the end of the employment period, subject to annual cost of living adjustments.

The employment agreement with Mr. Levy provided for certain payments following death or disability, and also had provided that, in the event there is a change in control, as defined, he has the option to terminate the agreement and receive a lump-sum payment equal to the sum of the salary payable for the remainder of the employment term, plus the annual incentive (based on the average of the three highest annual incentives awarded during the ten preceding years) for the remainder of the employment term. As of August 2, 2009, the amount payable in the event of such termination would have been approximately $8,357,000.

Effective July 22, 2009, we entered into an agreement (the "Levy Termination Agreement") with Myron Levy terminating his employment agreement. The Levy Termination Agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy is to receive an immediate lump sum payment of $4,705,000 and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five (35) consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also shall continue as a consultant to the Company for three years at an annual compensation of $50,000 and is to receive certain other benefits as provided in the employment agreement, including his annual bonus for fiscal 2009, if approved by the Board of Directors, as well as medical reimbursement and insurance.

Mr. Jeffrey Markel entered into an employment agreement with us as of May 30, 2007 which, by its terms, was to expire on July 31, 2011, subject to extension for additional one-year periods annually beginning July 31, 2008 with a final expiration date of July 31, 2012. The employment agreement provided for an initial annual salary of $365,800 (adjusted for a semi-annual cost of living adjustment based on the consumer price index), and an initial award of 250,000 non-qualified stock options at the closing stock price on the date prior to execution of the agreement of $15.77 per share. The options vest 20% upon award and 20% annually over the next four years. The employment agreement also provided for incentive compensation to be paid at the discretion of the Board of Directors, however, incentive compensation for the fiscal year ended August 3, 2008 is to be paid at a minimum of $300,000. The employment agreement also provided for a consulting period of ten years at the end of the employment period at an annual compensation of $100,000. In the event of a change in our control, as defined, the executive has the option to terminate the agreement at any time after July 31, 2010 and receive a lump-sum payment equal to the sum of:
(1) his salary payable for the remainder of the employment term, (2) the annual bonuses (based on the average of the annual bonuses awarded during the term of the employment agreement) for the remainder of the employment term, and (3) a lump sum payment of $500,000 representing full consideration under the consulting period.

On August 12, 2009, the Company entered into an agreement (the "Markel Termination Agreement") with Jeffrey L. Markel terminating his employment agreement, effective as of August 1, 2009. The Markel Termination Agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Market under the employment agreement, Mr. Markel is to receive an immediate lump sum payment of $1,350,000, as well as immediate vesting of 100,000 unvested options with an exercise price of $15.77. Mr. Markel also shall continue as a consultant to the Company for three years at an annual compensation of $67,667 and is to receive certain other benefits as provided in the employment agreement, including medical care reimbursement.

Kevin J. Purcell entered into an employment agreement with us, dated as of June 7, 2006, which expired June 6, 2009. The employment agreement provided for an annual salary as of August 3, 2008 at the rate of $233,210, subject to review by the Board of Directors, plus an annual bonus at the discretion of the Board of Directors. After resigning his position as Chief Financial Officer on January 12, 2009, Mr. Purcell served as a consultant to the Company until June 6, 2009.

Estimate of Potential Payments upon Termination or Change in Control

The following table provides an estimate of the potential payments and benefits that each of the currently employed NEOs would be entitled to receive upon termination of employment under various circumstances and upon a change of control. The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as from the exercise of previously-vested stock options, which amount can be calculated from the Outstanding Equity Awards at Fiscal 2009 Year End table. The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company's 401(k) plan.

                                                                              Termination
                                         Termination                        without cause or
                                        without cause                        a constructive
                                           prior to           Change in    termination after a
        Name            Benefit        change in control      control      change in control
        ----            -------        -----------------      ---------    -------------------
Richard F. Poirier     Severance         $    -               $ 800,000        $ 800,000
Anello C. Garefino     Severance         $    -               $ 466,420        $466,420

Equity Compensation Plan Information

The following table sets forth the indicated information as of August 2, 2009 with respect to our equity compensation plans:

                                                                                                  (c)
                                                                                         Number of securities
                                                (a)                                       remaining available
                                       Number of securities             (b)               for future issuance
                                         to be issued upon       Weighted-average            under equity
                                            exercise of          exercise price of        compensation plans
                                       outstanding options,    outstanding options,      (excluding securities
Plan category                           warrants and rights     warrants and rights    reflected in column (a))
-------------                         ---------------------    --------------------    ------------------------
Equity compensation
plans approved by
security holders                            2,008,693                $ 13.72                   8,250
Equity compensation
plans not approved
by security holders                         1,182,107                $ 17.25                  295,400
                                            ---------                                         -------
Total                                       3,190,800                $ 15.03                  303,650

     The following information is provided about our restricted stock awards and stock option plans:

     2006 New Employee Stock Option Plan. The 2006 New Employee Stock Option Plan covers 600,000 shares (as amended July 22, 2009) of the Company's common stock. The plan as amended provides for the issuance of restricted stock or granting of non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The fair value of restricted shares issued is based on the closing price on the day prior to the date of issue. Vesting of the shares issued is determined at the time of issue by the Compensation Committee or the Board of Directors. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 5,000 and 4,000 shares were granted under the plan during fiscal years 2009 and 2008, respectively. Options for 28,000 shares were cancelled under the plan in fiscal 2009. Restricted stock awards for 100,000 shares of common stock were issued in fiscal 2009. Options for 236,000 shares of common stock are available for grant under the plan as of August 2, 2009 and options 264,000 shares were outstanding at August 2, 2009.

     2003 Stock Option Plan. The 2003 Stock Option Plan covers 1,000,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 50,000 shares were granted under the plan during fiscal 2009. No options were granted under the plan in fiscal 2008. Options for 90,700 shares were cancelled under the plan in fiscal 2009 and options for 59,400 shares of common stock are available for grant and 911,100 were outstanding at August 2, 2009.

     2000 Stock Option Plan. The 2000 Stock Option Plan covers 1,500,000 shares of the Company's common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 34,000 shares were granted under the plan in fiscal 2009 and options for 10,000 shares were cancelled. Options for 8,250 shares of common stock are available for grant under the plan and 1,218,000 were outstanding at August 2, 2009.

     1998 Stock Option Plan. The 1998 Stock Option Plan, which has now expired with respect to the granting of new options, covers 2,250,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 226,000 shares were exercised in fiscal 2009. There are no options available for grant under the plan. At August 2, 2009 options to purchase 776,342 shares of common stock were outstanding under this plan.

     1997 Stock Option Plan. The 1997 Stock Option Plan, which has now expired with respect to the granting of new options, covers 2,500,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 37,525 shares were exercised and options for 15,200 shares were cancelled in fiscal 2009. There are no options available for grant under the plan. At August 2, 2009 options to purchase 14,351 shares of common stock were outstanding under this plan.

     1996 Stock Option Plan. The 1996 Stock Option Plan, which has now expired with respect to the granting of new options, covers 1,000,000 shares of the Company's common stock. The plan has expired with respect to the granting of new options. Options which have been granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise prices of the options granted under the plan were at the fair market value at the date of grant. The options expire not later than ten years from the date of grant. At August 2, 2009, non-qualified options to purchase 7,007 shares of common stock were outstanding under this plan.

Employee Savings Plan

We maintain an Employee Savings Plan ("Plan") which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code ("Code"). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g) not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a "Safe Harbor" plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant's elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. We recognized expenses of approximately $1,260,000, $1,765,000 and $1,766,000 under the plans for fiscal 2009, 2008 and 2007, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for fiscal 2009, 2008 and 2007 were approximately $94,000, $86,000 and $75,000, respectively. For the year ended August 2, 2009, $9,200 was contributed by us to this plan for each of Messrs. Poirier, Garefino, Levy, Markel, and Purcell. A total of $60,460 was contributed for all officers and directors as a group.

Our Israeli subsidiaries provide for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. Our liability is fully provided for by monthly payments deposited with insurers and by a reserve established by us to cover the portion of this liability not covered by our deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, we also record as expense the net increase in the unfunded severance liability. The liability for this unfunded severance obligation was $2,231,000 and $1,651,000 at August 2, 2009 and August 3, 2008, respectively. The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $1,055,000, $458,000 and $228,000 for fiscal 2009, 2008 and 2007, respectively.

     Directors' Compensation

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

Equity Compensation to Board Members. The Company grants options to purchase shares of the Company's Common Stock to its outside directors on a periodic basis. No options were granted to its outside directors during fiscal 2009.

Other. Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies. The Company also provides directors' and officers' liability insurance and indemnity agreements for our directors. No other compensation is provided to our directors.

     Non-management Directors' Compensation for Fiscal 2009

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director for all of fiscal 2009. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, except for expenses incurred in connection with attendance at Board meetings which in the aggregate are less than $10,000 each, made any equity or non-equity awards to directors, or paid any other compensation to directors.

                                            Fees Earned
                                            or Paid in       Option
 Name                                         Cash ($)       Awards ($)   Total ($)
 ----                                       -----------      ----------   ---------
Rear  Admiral  Edward  K.  Walker,  Jr.     $148,500 (1)         -        $148,500
  (Ret.)

Dr. Edward A. Bogucz                        $ 61,000             -        $ 61,000

Rear  Admiral  Robert M.  Moore  (Ret.)     $ 73,500             -        $ 73,500
 (Deceased)

John A. Thonet                              $ 63,500             -        $ 63,500

Carlos C. Campbell                          $ 51,000             -        $ 51,000
----------

(1) Includes $75,000 paid to Mr. Walker under a consulting arrangement for services relating to corporate governance and ethics.

     Compensation Committee Interlocks and Insider Participation

In fiscal 2009, our Compensation Committee consisted of Dr. Edward A. Bogucz, Chairman, and Messrs. Edward K. Walker, Jr., and Robert M. Moore (deceased). None of these persons were our officers or employees during fiscal 2009 nor had any relationship requiring disclosures in this Annual Report. Mr. Walker has a consulting arrangement with us for services relating to corporate governance and ethics at an annual fee of $75,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us, based solely on filings with the Securities and Exchange Commission, to own beneficially 5% or more of the outstanding shares of our common stock as of October 7, 2009.

                                               Number of Shares
                                                Of Common Stock         % of Outstanding
Name and Address of Beneficial Owner         Beneficially Owned (2)          Shares
------------------------------------         ----------------------     ------------------
GAMCO Investors                                    3,393,514                 24.8%
One Corporate Center
Rye, NY  10580

Third Avenue Management, Inc.                      1,321,371                  9.6%
622 Third Avenue
New York, NY  10017

Dimensional Fund Advisors, Inc.                    1,172,470                  8.6%
1299 Ocean Avenue
Santa Monica, CA  90401

Barclays Global Investors NA                         813,972                  5.9%
400 Howard Street
San Francisco, CA  94105

Lee N. Blatt (1)                                   1,318,399                  8.9%
471 N. Arrowhead Trail
Vero Beach, FL  32963
---------

(1) Includes beneficial ownership of 1,075,000 shares that may be acquired within 60 days of October 7, 2009 pursuant to various stock options. Mr. Blatt entered into a voting trust agreement wherein sole voting power to 1,301,000 shares under stock options held by him and 21,099 shares held in his IRA was granted to Myron Levy.
(2) Except as otherwise indicated, all of such shares are owned with sole voting power.

Security Ownership of Management

The following table sets forth certain information, as of October 7, 2009, with respect to the beneficial ownership of our common stock by (a) each of our directors, (b) each of our Named Executive Officers and (c) all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 13,701,326 shares of our common stock outstanding as of October 7, 2009. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Herley Industries, Inc., 3061 Industry Drive, Lancaster, PA 17603.

The number of shares beneficially owned by each shareholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power and those shares of common stock that the shareholder has the right to acquire within 60 days after October 7, 2009 through the exercise of any stock option. The "Percentage of Shares" column treats as outstanding all shares underlying such options held by the shareholder, but not shares underlying options held by other shareholders.

                                                 Common Stock            % of Outstanding
Directors and Named Executive Officers    Beneficially Owned (1) (2)         Shares
--------------------------------------    --------------------------  -----------------------
David H. Lieberman                                 152,500                    1.1%
Richard F. Poirier                                  20,325                     *
Yonah Adelman                                       29,000                     *
Anello C. Garefino                                   7,000                     *
Myron Levy (3)                                   1,527,515                   10.3%
Jeffrey L. Markel (4)                              250,000                    1.8%
Carlos C. Campbell                                  35,000                     *
John A. Thonet (6)                                 107,649                     *
Adm. Edward K. Walker, Jr. (Ret.)                   74,110                     *
Dr. Edward A. Bogucz                                37,575                     *
Directors and current executive
  officers as a group
  (8 persons)                                      463,159                    3.3%
                                                   -------
-------

 * Indicates ownership of less than one percent.

(1) No officer or director owns more than one percent of the outstanding shares of common stock unless otherwise indicated. Ownership represents sole voting and investment power.
(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of October 7, 2009 pursuant to stock options awarded under our stock option plans:

     David H. Lieberman           52,500    Carlos C. Campbell           35,000
     Richard F. Poirier           20,000    John A. Thonet               72,500
     Yonah Adelman                29,000    Adm. Edward K. Walker, Jr.   49,500
     Anello C. Garefino            7,000    Dr. Edward A. Bogucz         37,500
     Myron Levy                1,075,000    Jeffrey L. Markel           250,000
     Directors and executive
      officers as a group      1,628,000

(3)  Mr. Levy  served as Chief  Executive  Officer  from August 2001 to July 22,
     2009.
(4)  Mr.  Markel served as Chief  Operating  Officer from June 2007 to August 1,
     2009.
(5) Mr. Purcell served as Vice President and Chief Financial Officer from June 2006 to January 12, 2009.
(6) Does not include 155,998 shares owned by Mr. Thonet's children, Hannah and Rebecca Thonet, and 30,669 shares owned by his wife, Kathi Thonet. Mr. Thonet disclaims beneficial ownership of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective October 12, 2006, and as a condition to entering into an Administrative Agreement with the Department of the Navy, we entered into an agreement with Lee N. Blatt which provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option. In the event of a "change of control" of the Company as defined in the Employment Agreement all remaining payments due under the agreement become immediately due and payable.

On June 25, 2009, a Special Committee of the Board of Directors authorized an accelerated payment to Lee N. Blatt under the terms of his agreement with the Company dated September 27, 2006 (the "Agreement"). The event which caused acceleration was a change in control of the Company as defined in the Agreement as the ownership change or acquisition of an aggregate of 20% or more of the outstanding voting securities of the Company. The triggering event caused the acceleration of $3,361,528 otherwise payable over the next 34 months so that the full amount became immediately payable. Of this amount, $3,054,757 has previously been expensed by the Company so that the amount expensed in fiscal 2009 was $306,771 representing the imputed interest.

Prior to the acquisition of Micro Systems, Inc. ("MSI"), MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant.

On August 24, 2005, we amended our lease agreements with a partnership partially owned by the children of the Company's former Chairman to incorporate two individual leases into a single lease and extended the term of the initial leases to August 31, 2010. During the fourth quarter of fiscal 2008, we decided to close our manufacturing facility in Farmingdale, New York and transfer its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel. On January 25, 2009, we entered into a modification of the lease to reduce the amount of space we are leasing and reduce the annual rental payments remaining under the lease to approximately $429,000 annually.

Item 14. Principal Accountant Fees and Services.

Marcum LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal years 2009 and 2008. The following table sets forth estimated fees for the audits of the fiscal years ended August 2, 2009 and August 3, 2008 performed by Marcum LLP:

                                               2009             2008
                                               ----             ----
     Audit Fees (1)                         $ 480,643        $ 638,500
     Audit related fees (2)                 $  16,965        $  28,179
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

Marcum LLP did not render any other non-audit related services during fiscal years 2009 and 2008.


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

(b)  Financial Statements

     (1)  See Index to Consolidated Financial Statements at Page F-1.

     (2) Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 38.

SIGNATURES:


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2009.


                             HERLEY INDUSTRIES, INC.

                             By: /S/ Richard F. Poirier
                             -----------------------------------------
                                 Richard F. Poirier
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 30, 2009 by the following persons in the capacities indicated:



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

By:    /S/  Carlos C. Campbell                      Director
   -----------------------------------------------
      Carlos C. Campbell

By:    /S/  Edward K. Walker, Jr.                   Director
   -----------------------------------------------
      Edward K. Walker, Jr.

By:    /S/ Edward A. Bogucz                         Director
   -----------------------------------------------
      Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

              Column A                     Column B          Column C              Column D    Column E
                                                             Additions              Amount
                                                        -------------------         written
                                          Balance at    Charged to                    off      Balance at
                                           beginning    costs and                   against      end of
             Description                   of period    expenses      Other         reserve      period
             -----------                  ----------    -----------   -----         --------   ----------
   Valuation accounts deducted
       from assets to which they
       apply:
   August 2, 2009:
   Inventories                                 $ 6,476     $ 2,495  $       -         $ 1,657       $ 7,314

   August 3, 2008:
   Inventories                                 $ 5,163     $ 1,678  $       -           $ 365       $ 6,476

   July 29, 2007:
   Inventories                                 $ 4,576     $ 1,277  $       -           $ 690       $ 5,163

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



Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member of Deloitte Touche Tohmatsu
Jerusalem, Israel

October 2, 2009

                       HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                            August 2,        August 3,
                                                              2009             2008
                                                          -------------    -------------
           ASSETS
Current Assets:
      Cash and cash equivalents                           $     14,820     $     14,347
      Trade accounts receivable, net                            28,687           27,003
      Costs incurred and income recognized in excess
         of billings on uncompleted contracts and claims        10,396           19,490
      Inventories, net                                          57,804           61,559
      Deferred income taxes                                     19,380           11,263
      Other current assets                                       2,816            4,618
                                                          -------------    -------------
                  Total Current Assets                         133,903          138,280
Property, plant and equipment, net                              32,872           30,552
Goodwill                                                        43,722           73,900
Intangibles, net                                                 9,619           16,145
Deferred income taxes                                            7,571                -
Other assets                                                       598              541
                                                          -------------    -------------
                  Total Assets                            $    228,285     $    259,418
                                                          =============    =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                   $      1,595     $      1,394
      Current portion of employment settlement agreements -
          (net of imputed interest of $98 in 2009 and $238
           in 2008)                                              7,400            1,119
      Current portion of litigation settlements
          (net of imputed interest of $46 in fiscal 2009
           and 2008)                                               954              954
      Accounts payable and accrued expenses                     25,509           27,589
      Billings in excess of costs incurred and
          income recognized on uncompleted contracts               261              613
      Accrual for contract losses                                3,440            2,994
      Accrual for warranty costs                                   938            1,142
      Advance payments on contracts                             12,698            8,120
                                                          -------------    -------------
                  Total Current Liabilities                     52,795           43,925
Long-term debt, net of current portion                          12,246            7,092
Long-term portion of employment settlement agreements
  (net of imputed interest of $79 in 2009 and $287 in 2008)      2,827            3,074
Long-term portion of litigation settlement -
  (net of imputed interest of $108)                               -                 892
Other long-term liabilities                                      8,361            2,161
Deferred income taxes                                             -               8,839
                                                          -------------    -------------
                  Total Liabilities                             76,229           65,983
                                                          -------------    -------------
Commitments and Contingencies
Shareholders' Equity:
      Common stock, $.10 par value; authorized 20,000,000
        shares; issued and outstanding 13,719,926 in 2009
        and 13,521,902 in 2008                                   1,372            1,352
      Additional paid-in capital                               103,113          101,403
      Retained earnings                                         47,882           89,058
      Accumulated other comprehensive (loss) income               (311)           1,622
                                                          -------------    -------------
                  Total Shareholders' Equity                   152,056          193,435
                                                          -------------    -------------
                  Total Liabilities and Shareholders'
                   Equity                                 $    228,285    $     259,418
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

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations and Recent Events


     Herley Industries, Inc. ("Herley"), a Delaware corporation, and its wholly-owned subsidiaries (collectively the "Company") are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley's corporate office is in Lancaster, Pennsylvania. Herley's primary business units include: Herley Lancaster; Herley New England; Herley Israel; Microsystems, Inc. ("MSI"); Herley CTI; Eyal Industries ("Eyal"); and EW Simulation Technology ("EWST"). In the first quarter of fiscal 2009, the Company sold its Innovative Concepts, Inc. ("ICI") business (see Note C).

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

     These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of goodwill and long-lived assets (see Notes A-9 and A-10); income taxes; recognition of revenue and costs on production contracts; and the valuation of inventory, accrual of litigation settlements and other contingencies and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, forecasted cash flows, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations. In the fourth quarter of fiscal 2009 the Company settled certain unpriced change orders with a major customer resulting in a reduction in revenue of approximately $2,752,000 and additional charges to cost of products sold of $331,000. The accrual for contract losses associated with the acquisition of ICI in April 2005 was reduced by $1,144,000 in fiscal 2007 (which is included as a reduction of costs of products sold) as a result of management changing its estimated liability for expected losses under the contract. The remaining accrual for contract losses of approximately $826,000 relating to the remaining two contract options was eliminated in fiscal 2008 (which is included as a reduction of costs of products sold) as a result of the customer not exercising the remaining two contract options under the contract. Shipments under the contract were completed during the first quarter of fiscal 2008 and the remaining options under the contract expired.

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

NOTE G - INCOME TAXES


     As of August 2, 2009, the Company's unrecognized tax benefits, that if recognized would affect the Company's effective tax rate, were $6,115,000. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At August 2, 2009 and August 3, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on the Company's tax returns and recorded as part of the reserves for uncertain tax positions was
     $48,000 and $35,000, respectively. The ultimate timing of the tax consequences of the tax benefits is uncertain. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

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

     (Loss) income from continuing operations before income taxes consists of the following (in thousands):

                                             Fifty-two       Fifty-three       Fifty-two
                                            weeks ended      weeks ended      weeks ended
                                             August 2,        August 3,         July 29,
                                               2009             2008             2007
                                          ---------------  ---------------   -------------
      Domestic (loss) income            $        (59,418)$        (21,678) $       (2,615)
      Foreign (loss) income                         (174)             740           4,223
                                          ---------------  ---------------   -------------
      Total (loss) income               $        (59,592)$        (20,938) $        1,608
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

     The benefit for income taxes from continuing operation for fiscal 2009 was $18,872,000 representing an effective income tax benefit rate of 31.7%, compared to an effective income tax benefit rate of 49.0% in fiscal 2008 and 49.2% in fiscal 2007. The 31.7% benefit in fiscal 2009 is less than the statutory rate of 35% primarily due to the unfavorable effect of a portion of the goodwill impairment that is not deductible for tax purposes, the benefit of research and development credits, as well as the estimated benefit of state net operating losses. The benefit rate of 49.0% in fiscal 2008 exceeds the statutory rate of 35% primarily due to the reversal of FIN 48 liabilities of approximately $2.7 million that are no longer needed due to the expiration of the statute of limitations for an earlier tax year in which an uncertain tax position had been taken. Another major component to the benefit was the tax on the non-deductible penalty paid as part of a litigation settlement, which reduced the benefit by 6.0%. The negative effective tax rate of 49.2% in fiscal 2007 is primarily attributable to (a) the extension of the R&D tax credit by Congress in December 2006 retroactive to January 1, 2006, (b) an increase in the proportion of overall earnings generated through the Company's foreign operations where earnings are taxed at lower rates than domestically, and (c) the elimination of certain tax accruals that were no longer deemed necessary.

     The following is a reconciliation of the U. S. Federal statutory income tax
     rate  and  the  effective  tax  rate  on  pretax  income  from   continuing
     operations:

                                                  Fifty-two        Fifty-three        Fifty-two
                                                 weeks ended       weeks ended       weeks ended
                                                  August 2,         August 3,         July 29,
                                                     2009              2008             2007
                                                ---------------   ---------------   --------------
   Tax (benefit) provision at
     Federal statutory rate                            35.0%             35.0%            35.0%
   State income taxes, net of
     Federal income tax benefit                         3.2               2.0             (1.8)
   Benefit of extra territorial income                    -                 -             (7.7)
   Non-deductible expenses                             (0.1)             (0.7)             0.3
   Impairment of goodwill                              (7.2)                -                -
   Benefit of foreign and
      foreign-source income                            (0.2)              1.3            (48.6)
   Research and development credits                     1.3               0.6             (5.1)
   Tax exempt interest                                    -                 -             (3.4)
   Adjustment of prior year accrual                    (0.2)              3.3             (8.3)
   Non-deductible fine                                    -              (6.0)         -
   Reversal of unrecognized tax benefits                  -              13.4            (10.7)
   Other, net                                          (0.1)              0.1              1.1
                                             ---------------   ---------------   --------------
      Effective tax rate                               31.7%             49.0%           (49.2)%
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
                                         ========     =======        ========     ========    =======        ========


     As of August 2, 2009, the Company has available net operating loss carry-forwards for state and Federal income tax purposes of approximately $30,746,000 and $20,656,000, respectively, with expiration dates through 2029. Unused research and development credits of approximately $1,128,000, which expire in 2029, are available for Federal income tax purposes, as well as an AMT credit of $163,000. All refunds in excess of $2,000,000 are subject to review by the Joint Committee on Taxation. The IRS is currently conducting its review of our fiscal 2008 net operating loss carry-back claim for which the Company received refunds of approximately $2,430,000. Management does not believe such review will result in any adjustment. In addition, the tax returns of the Company and its wholly-owned subsidiary, General Microwave Corporation, for fiscal years 2006 through 2008 are currently under examination by the New York State Department of Taxation. The Company does not expect any assessment to have a material effect on the Company's Consolidated Financial Statements.


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


The Company paid interest in fiscal 2009, 2008 and 2007 of approximately $548,000, $406,000 and $469,000, respectively.

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

     For fiscal 2009 and 2008, the components of accumulated other comprehensive
     (loss) income is as follows (in thousands):

                                                            August 2,   August 3,
                                                              2009        2008
                                                           ------------------------
   Unrealized loss on interest rate swap, net of taxes     $    (77)    $   (54)
   Foreign currency translation gain                           (234)      1,676
                                                           ------------------------
                                                           $   (311)    $ 1,622
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


     In the third quarter ended May 4, 2008, the Company recorded a $9,500,000 charge in connection with a litigation settlement. The income tax benefit in the third quarter included the recognition of a tax benefit of $2,737,000 due to the expiration of the statute of limitations relating to a deduction taken for an impaired investment on a prior year tax return.


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