Form 10-Q
period 2009-11-01
HERLEY INDUSTRIES INC /NEW
filed 2009-12-10
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   November 1, 2009
                                  ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                23-2413500
       --------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

3061 Industry Drive, Lancaster, Pennsylvania                     17603
--------------------------------------------                     -----
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, including Area Code:          (717) 397-2777
                                                             --------------

101 North Pointe Boulevard, Suite 200, Lancaster, Pennsylvania   17601
--------------------------------------------------------------   -----
       (Former Address of Principal Executive Offices)         (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   [  ] Large accelerated filer                  [X] Accelerated filer
   [  ] Non-accelerated filer                    [ ] Smaller reporting company
   (Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of December 8, 2009 - 13,689,024 shares of Common Stock are outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements:

           Condensed Consolidated Balance Sheets -
             November 1, 2009 (Unaudited) and August 2, 2009                                        2


           Condensed Consolidated Statements of Operations (Unaudited) -
             for the thirteen weeks ended November 1, 2009 and November 2, 2008                     3

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
             for the thirteen weeks ended November 1, 2009 and November 2, 2008                     4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         5

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations   13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              17

Item 4 -   Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       18

Item 1A -  Risk Factors                                                                            18

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             18

Item 3 -   Defaults upon Senior Securities                                                         18

Item 4 -   Submission of Matters to a Vote of Security Holders                                     18

Item 5 -   Other Information                                                                       18

Item 6 -   Exhibits                                                                                18

Signature                                                                                          19

Part I - Financial Information
Item I - Financial Statements

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     November 1,
                                                                        2009      August 2,
                                                                     (Unaudited)     2009
                                                                     ----------- ----------
        ASSETS
Current Assets:
        Cash and cash equivalents                                  $     13,832 $     14,820
        Trade accounts receivable, net                                   30,015       28,687
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts and claims                6,226       10,396
        Inventories, net                                                 57,471       57,804
        Deferred income taxes                                            18,171       19,380
        Other current assets                                              3,770        2,816
                                                                     -----------  -----------
               Total Current Assets                                     129,485      133,903
Property, plant and equipment, net                                       32,877       32,872
Goodwill                                                                 43,722       43,722
Intangibles, net                                                          9,167        9,619
Deferred income taxes                                                     7,616        7,571
Other assets                                                                550          598
                                                                     -----------  -----------
               Total Assets                                        $    223,417 $    228,285
                                                                     ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                          $      1,386 $      1,595
        Current portion of employment settlement agreements               1,284        7,400
        Current portion of litigation settlements                           971          954
        Accounts payable and accrued expenses                            22,366       26,447
        Billings in excess of costs incurred and
            income recognized on uncompleted contracts                      101          261
        Accrual for contract losses                                       2,290        3,440
        Advance payments on contracts                                    10,256       12,698
                                                                     -----------  -----------
               Total Current Liabilities                                 38,654       52,795
Long-term debt, net of current portion                                   18,807       12,246
Long-term portion of employment settlement agreements                     2,469        2,827
Other long-term liabilities                                               8,190        8,361

                                                                     -----------  -----------
               Total Liabilities                                         68,120       76,229
                                                                     -----------  -----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized 20,000,000 shares;
         issued and outstanding 13,689,024 at November 1, 2009
         and 13,719,926 at August 2, 2009                                 1,369        1,372
        Additional paid-in capital                                      102,799      103,113
        Retained earnings                                                51,433       47,882
        Accumulated other comprehensive loss                               (304)        (311)
                                                                     -----------  -----------
               Total Shareholders' Equity                               155,297      152,056
                                                                     -----------  -----------
               Total Liabilities and Shareholders' Equity          $    223,417 $    228,285
                                                                     ===========  ===========

See notes to condensed consolidated financial statements.

                                       2

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                              Thirteen weeks ended
                                                                              --------------------
                                                                            November 1,   November 2,
                                                                               2009           2008
                                                                           -------------  -------------
Net sales                                                                $       47,679 $       35,344
                                                                           -------------  -------------
Cost and expenses:
         Cost of products sold                                                   34,392         28,741
         Selling and administrative expenses                                      7,681          7,323
         Gain on sale of assets                                                       -           (618)
         Litigation costs                                                           540            558
                                                                           -------------  -------------
                                                                                 42,613         36,004
         Operating income (loss)                                                  5,066           (660)
                                                                           -------------  -------------
Other (expense) income:
         Interest income                                                             11             18
         Interest expense                                                          (165)          (223)
         Foreign exchange transaction losses                                        (42)          (360)
                                                                           -------------  -------------
                                                                                   (196)          (565)
                                                                           -------------  -------------
         Income (loss) from continuing operations
             before income taxes                                                  4,870         (1,225)
         Provision (benefit) for income taxes                                     1,319           (342)
                                                                           -------------  -------------
         Income (loss) from continuing operations                                 3,551           (883)
                                                                           -------------  -------------
Discontinued operations:
         Loss from operations of discontinued subsidiary                              -           (734)
         Benefit for income taxes                                                     -           (278)
                                                                           -------------  -------------
         Loss from discontinued operations                                            -           (456)
                                                                           -------------  -------------
Net income (loss)                                                        $        3,551 $       (1,339)
                                                                           =============  =============

Earnings (loss) per common share - Basic
         Income (loss) from continuing operations                        $          .26 $         (.07)
         Loss from discontinued operations                                            -           (.03)
                                                                           -------------  -------------
         Net income (loss) - basic                                       $          .26 $         (.10)
                                                                           =============  =============

         Basic weighted average shares                                           13,704         13,525
                                                                           =============  =============

Earnings (loss) per common share - Diluted
         Income (loss) from continuing operations                        $          .26 $         (.07)
         Loss from discontinued operations                                            -           (.03)
                                                                           -------------  -------------
         Net income (loss) - diluted                                     $          .26 $         (.10)
                                                                           =============  =============

         Diluted weighted average shares                                         13,878         13,525
                                                                           =============  =============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Thirteen weeks ended
                                                                      --------------------
                                                                    November 1,  November 2,
                                                                       2009          2008
                                                                    -----------   -----------
Cash flows from operating activities:
      Net income (loss)                                             $      3,551 $      (1,339)
                                                                    ------------ -------------
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
          Depreciation and amortization                                    1,845         2,148
          Gain on sale of fixed assets                                    -               (618)
          Impairment of goodwill of discontinued subsidiary               -              1,000
          Stock-based compensation costs                                     124           148
          Excess tax benefit from exercises of stock options              -                (19)
          Imputed interest on employment and litigation
           settlement liabilities                                             45            96
          Foreign exchange transaction losses                             -                360
          Inventory valuation reserve charges                                299           400
          Warranty reserve charges                                           542           343
          Deferred tax provision (benefit)                                 1,162          (620)
          Changes in operating assets and liabilities:
              Cash of discontinued subsidiary                             -               (712)
              Trade accounts receivable                                   (1,304)          896
              Costs incurred and income recognized in excess
                 of billings on uncompleted contracts and claims           4,158         4,786
              Inventories, net                                                35          (375)
              Other current assets                                          (952)         (180)
              Accounts payable and accrued expenses                       (4,639)       (4,093)
              Billings in excess of costs incurred and
                income recognized on uncompleted contracts                  (158)          252
              Accrual for contract losses                                 (1,150)          (55)
              Litigation settlement payments                              (2,000)            -
              Employment settlement payments                              (6,502)         (330)
              Advance payments on contracts                                 (443)         (117)
              Other, net                                                    (124)         (850)
                                                                    ------------ -------------
                       Total adjustments                                  (9,062)        2,460
                                                                    ------------ -------------
          Net cash (used in) provided by operating activities             (5,511)        1,121
                                                                    ------------ -------------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired                       -            (30,010)
      Capital expenditures                                                (1,398)       (2,044)
                                                                    ------------ -------------
          Net cash used in investing activities                           (1,398)      (32,054)
                                                                    ------------ -------------
Cash flows from financing activities:
      Borrowings under bank line of credit                                 7,000        20,000
      Borrowings - term loan                                              -             10,000
      Proceeds from exercise of stock options                             -                 38
      Excess tax benefit from exercises of stock options                  -                 19
      Payments of long-term debt                                            (642)         (441)
      Payments under bank line of credit                                  -             (1,000)
      Purchase of treasury stock                                            (441)            -
                                                                    ------------ -------------
          Net cash provided by financing activities                        5,917        28,616
                                                                    ------------ -------------
Effect of exchange rate changes on cash                                        4           (81)
                                                                    ------------ -------------
          Net decrease in cash and cash equivalents                         (988)       (2,398)
Cash and cash equivalents at beginning of period                          14,820        14,347
                                                                    ------------ -------------
Cash and cash equivalents at end of period                          $     13,832 $      11,949
                                                                    ============ ==============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Principles of Consolidation and Basis of Presentation

     The unaudited Condensed Consolidated Financial Statements include the accounts of Herley Industries, Inc. ("Herley"), a Delaware corporation, and its wholly-owned subsidiaries (collectively the "Company"), which are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley's corporate office is in Lancaster, Pennsylvania. Herley's primary business units include: Herley Lancaster; Herley New England; Herley Israel; Micro Systems, Inc. ("MSI"); Herley-CTI; Eyal Industries ("Eyal"); and EW Simulation Technology ("EWST"). In the first quarter of fiscal 2009 ended November 2, 2008, the Company sold its Innovative Concepts, Inc. ("ICI") business. The results of operations for ICI have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the operations of a discontinued subsidiary and the acquisition of a business as discussed in Notes 3 and 2, respectively) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies included in the Company's 2009 Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 as filed with the Securities and Exchange Commission ("SEC") on November 30, 2009. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the August 2, 2009 audited financial statements. The Condensed Consolidated Balance Sheet at August 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain prior-period balances have been reclassified to conform to the current period's financial statement presentation.


     The preparation of financial statements in conformity with U.S. GAAP requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of goodwill and long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; accrual of litigation settlements and other contingencies; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, forecasted cash flows, the net realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

2.   Business Combination

     The Company entered into an Asset Purchase Agreement, dated as of August 1, 2008, to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal, a privately-held Israeli company for $30,000,000. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 175 employees. Eyal's core capabilities include complex integrated microwave assemblies and "off-the-shelf" components for radar, ESM, ECM and communication systems which complement and expand the Company's current product line. Eyal's customers and programs further strengthen the Company's presence in the international marketplace. Funding for the purchase was provided through a $20,000,000 loan under the Company's existing credit facility and a term loan in the amount of $10,000,000 through a bank in Israel. The term loan is payable in quarterly installments of $250,000 over a period of ten years with interest at LIBOR plus 1.5%.

     The acquisition has been accounted for using the purchase method. The results of operations of Eyal are included in the Condensed Consolidated Financial Statements from September 1, 2008, the designated "effective date".

     The allocation of the aggregate purchase price (including acquisition costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value of identifiable intangible assets, is as follows (in thousands):

                  Aggregate purchase price                     $ 30,427
                                                               ========

                  Current assets (including cash of $418)      $  8,499
                  Furniture and equipment                         3,721
                  Intangibles                                     5,446
                  Goodwill                                       17,039
                  Current liabilities                            (3,920)
                  Other long-term liabilities                      (358)
                                                              ---------
                                                               $ 30,427
                                                              =========

     The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for ten years, for tax purposes but not for financial reporting purposes. The intangible assets subject to amortization will be amortized for tax and financial reporting purposes and have been assigned useful lives as follows:

                  Technology                   $2,929        13 years
                  Backlog                       1,259         2 years
                  Trademarks                    1,258        13 years
                                               ------
                                               $5,446
                                               ======

3.   Discontinued Operations and Disposal of Long-Lived Assets

     Discontinued operations

     On September 18, 2008, the Company executed an agreement with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15,000,000 in cash, of which $726,000 is held in escrow as security for certain indemnification obligations. The disposal of the business of ICI is presented as discontinued operations in the Condensed Consolidated Statements of Operations for the thirteen weeks ended November 2, 2008.

     The  following  results  of  operations  of  ICI  have  been  presented  as
     discontinued   operations  in  the  Condensed  Consolidated  Statements  of
     Operations (in thousands):

                                                        Thirteen
                                                       weeks ended
                                                       November 2,
                                                          2008
                                                   -----------------
     Net sales                                     $           5,953
     Cost of products sold and other expenses                  5,687
     Impairment of goodwill                                    1,000
                                                     ----------------
     Loss before income taxes                                   (734)
     Benefit for income taxes                                   (278)
                                                     ----------------
     Loss from discontinued operations             $            (456)
                                                     ================

     Disposal of long-lived assets

     On October 31, 2008, the Company completed the sale of assets of its machine shop located at its MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing note. The note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in "Other current assets" and the balance of $422,000 and $460,000 is included in "Other assets" in the Condensed Consolidated Balance Sheets at November 1, 2009 and August 2, 2009, respectively. The sale of assets resulted in a net gain of approximately $618,000 and is included in "Gain on sale of assets" in the Condensed Consolidated Statements of Operations for the fiscal quarter ended November 2, 2008.

4.   Goodwill and Intangibles, net

     The changes in Goodwill and Intangibles, net during the thirteen weeks ended November 1, 2009 is as follows (in thousands):

                                                     Goodwill      Intangibles
                                                   ------------   ------------
     Balance at August 2, 2009                     $    43,722    $      9,619
     Less: amortization for the thirteen
           weeks ended November 1, 2009                     -             (452)
                                                   ------------   ------------
                                                   $    43,722    $      9,167
                                                   ============   ============

     There have been no triggering events or indicators of impairment that have occurred during the thirteen weeks ended November 1, 2009 that would require additional impairment testing of goodwill or long-lived intangible assets.

5.   Inventories, net

     The major components of inventories, net are as follows (in thousands):

                                                                November 1,     August 2,
                                                                   2009            2009
                                                               -------------  ---------------
     Purchased parts and raw materials                       $       34,369 $         36,034
     Work in process                                                 28,549           28,686
     Finished products                                                2,465            2,246
                                                               -------------  ---------------
                                                                     65,383           66,966
     Less:
        Allowance for obsolete and slow moving inventory              7,312            7,314
        Unliquidated progress payments                                  600            1,848
                                                               -------------  ---------------
                                                             $       57,471 $         57,804
                                                               =============  ===============

6.   Income Taxes

     The provision for income taxes related to continuing operations for the thirteen weeks ended November 1, 2009 was $1,319,000 as compared to a benefit of $342,000 for the first quarter of the prior year. The estimated effective income tax rate for fiscal 2010 is 27.1%, which is lower than the statutory rate of 35.0%, primarily due to the favorable mix of earnings generated from our Israeli operations that are taxed at lower rates.

7.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks ended November 1, 2009 and November 2, 2008, respectively (in thousands):

                                                           Thirteen weeks ended
                                                           --------------------
                                                       November 1,      November 2,
                                                           2009            2008
                                                      ---------------  --------------
     Balance at beginning of period                   $        938     $     1,142
     Provision for warranty obligations                        579             343
     Warranty liability of business sold                         -            (250)
     Warranty costs charged to the reserve                    (489)           (219)
                                                      ---------------  --------------
     Balance at end of period                         $      1,028     $     1,016
                                                      ===============  ==============

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

     On March 4, 2009, all defendants filed an Opposition to Plaintiffs' Motion for Class Certification. On May 18, 2009, plaintiffs filed a reply in support of their motion for class certification. Oral argument regarding the plaintiffs' motion for class certification was held on July 17, 2009. On October 9, 2009, the Court issued an order granting plaintiffs' motion for class certification. The Court certified a class consisting of all purchasers of Herley stock between October 1, 2001 and June 14, 2006, who sustained a loss as a result of that acquisition. The parties have completed fact and expert discovery and, on October 30, 2009, the plaintiffs' and the Company each filed a Motion for Summary Judgment. The Company and the individual defendants are vigorously defending against these lawsuits. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Action.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. The parties have completed fact and expert discovery and, on October 30, 2009, the Company filed a Motion for Summary Judgment. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Actions.

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

     By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation, a wholly owned subsidiary of the Company, doing business as Herley Farmingdale ("GMC") in the aggregate amount of approximately $4,900,000 was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3,800,000, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and
     Countermeasures, Inc. doing business as ITT Force Protection Systems ("EDO") in the United States District Court for the Eastern District of New York (the "New York Action") seeking a Declaratory Judgment, pursuant to 28 U.S.C. ss. 2201 et. seq. and for breach of contract related to EDO's decision to terminate the contract for default. On August 13, 2009, EDO filed suit against GMC and the Company in the Superior Court of California, Ventura County, for breach of contract, unjust enrichment, and money had and received (the "California Action"). On October 8, 2009, all parties entered into an agreement to settle this matter. Under the terms of the settlement, the Company paid $2,000,000 to EDO and the parties mutually agreed to a termination of the purchase order for convenience without further liability to either party.

     The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

9.   Line of Credit, Long-Term Debt and Stand-by Letters of Credit

     The Company has a $40,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis, as modified in October 2009, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2011. The Company may elect to borrow with interest at (A) the bank's prime rate of interest minus 0.50% or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.25% per annum on outstanding stand-by letters of credit. The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all of its financial covenants at November 1, 2009.

     At November 1, 2009, the Company had net borrowings under its bank line of credit of $7,000,000, which were drawn in the first quarter of fiscal 2010 primarily to satisfy certain employment settlements, litigation and related matters. The balance of the Company's debt approximates fair value. Stand-by letters of credit in the amount of approximately $11,306,000 were outstanding at November 1, 2009. The Company had approximately $23,825,000 available under its line at November 1, 2009. There were no borrowings under the line of credit at August 2, 2009.

10.  Stock Buyback Program

     In October 2007, the Company's Board of Directors approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, the Company had repurchased and retired approximately 2,386,000 shares. During the thirteen weeks ended November 1, 2009, the Company repurchased and retired 35,902 shares of its common stock pursuant to this program at an aggregate cost of approximately $441,000, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of November 1, 2009, approximately 578,000 shares are eligible for future purchase under the Company's buyback program.

11.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the periods presented is as follows (in thousands):

                                                             Thirteen weeks ended
                                                             --------------------
                                                         November 1,      November 2,
                                                             2009             2008
                                                        ---------------  ---------------
     Net income (loss)                                  $       3,551    $     (1,339)
     Unrealized gain (loss) on interest rate swap                   4              (8)
     Translation of foreign financial statements                    3          (1,586)
                                                        ---------------  ---------------
            Comprehensive income (loss)                 $       3,558    $     (2,933)
                                                        ===============  ===============

     The foreign currency translation gain (loss) relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                                              November 2,    August 2,
                                                                 2009           2009
                                                             ------------   ------------
     Unrealized loss on interest rate swap, net of tax     $         (73) $         (77)
     Translation of foreign financial statements                    (231)          (234)
                                                             ------------   ------------
            Accumulated other comprehensive loss           $        (304) $        (311)
                                                             ============   ============

12.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note O of its August 2, 2009 Annual Report on Form 10-K/A that provide for the grant of stock options and restricted stock to eligible employees and directors.


     The Company recorded total share-based costs related to stock options, included as compensation costs in operating expenses, of $124,000 and $148,000 for the thirteen weeks ended November 1, 2009 and November 2, 2008, respectively.

     As of November 1, 2009, there were 3,182,000 stock options outstanding. Options for 10,000 shares of common stock at an exercise price of $12.45 per share and 5,000 shares of restricted stock were granted to an employee during the thirteen weeks ended November 1, 2009 with a fair value of approximately $43,000 and $62,000, respectively. The aggregate value of unvested options as of November 1, 2009, as determined using a Black-Scholes option valuation model, was approximately $153,000 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate value of unvested restricted stock as of November 1, 2009 was approximately $1,035,000, which is expected to be recognized over a weighted-average period of 4.2 years.

     No options were exercised during the thirteen weeks ended November 1, 2009 and options for 18,800 shares of common stock expired or were forfeited during the period.

     There are 3,019,600 vested stock options outstanding as of November 1, 2009 at a weighted average exercise price of $15.08. Included in the vested stock options outstanding are 2,320,000 options with exercise prices greater than the closing stock price of $11.31 as of November 1, 2009.

13.  Earnings (loss) per Common Share ("EPS")

     The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):

                                                               Thirteen weeks ended
                                                               --------------------
                                                           November 1,      November 2,
                                                              2009              2008
                                                              ----              ----
     Numerator:
           Income (loss) from continuing operations       $     3,551      $      (883)
           Loss from discontinued operations                       -              (456)
                                                          -----------      -----------
           Net income (loss)                              $     3,551      $    (1,339)
                                                          ===========      ===========
     Denominator:
           Basic weighted-average shares                       13,704           13,525
           Effect of dilutive securities:
              Employee stock options                              174                -
                                                          -----------      -----------
           Diluted weighted-average shares                     13,878           13,525
                                                          ===========      ===========
           Stock options not included in computation            2,404            3,506
                                                          ===========      ===========
           Exercise price range of options excluded   $12.58 - $21.18   $7.63 - $21.18
                                                      ===============   ==============

     The options which were outstanding as of November 1, 2009 and excluded from the computation in the table above because their effect is anti-dilutive expire at various dates through June 8, 2017. No employee stock options were considered in the computation of diluted per share data for the thirteen weeks ended November 2, 2008 as their effect is anti-dilutive.

14.  Geographic Information and Major Customers

     Net sales directly to the U.S. Government for the thirteen weeks ended November 1, 2009 and November 2, 2008 were approximately 16.5% and 10.8% of consolidated net sales from continuing operations, respectively. Northrop Grumman Corporation and Lockheed Martin Corporation accounted for approximately 16.5% and 12.3%, respectively, of consolidated net sales for the thirteen weeks ended November 1, 2009, and 11.5% and 12.4%, respectively, for the thirteen weeks ended November 1, 2008. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $16,923,000 (35%) and $11,558,000 (33%) for the thirteen weeks ended November 1, 2009 and November 2, 2008, respectively.

     Geographic net sales from continuing operations for the first quarter based on place of contract performance were as follows (in thousands):

                                 Thirteen weeks ended
                                 --------------------
                             November 1,      November 2,
                                2009             2008
                            --------------   --------------
     United States        $        35,060 $         27,208
     Israel                        11,348            6,806
     England                        1,271            1,330
                            --------------   --------------
                          $        47,679 $         35,344
                            ==============   ==============

     Net property, plant and equipment by geographic area were as follows (in thousands):

                           November 1,     August 2,
                               2009          2009
                           -------------  ------------
     United States       $       24,953 $      25,011
     Israel                       7,749         7,703
     England                        175           158
                           -------------  ------------
                         $       32,877 $      32,872
                           =============  ============

15. Supplemental Cash Flow information is as follows (in thousands):

                                                                       Thirteen weeks ended
                                                                 ----------------- ----------------
                                                                  November 1, 2009 November 2, 2008
                                                                 ----------------- ----------------
     Net cash paid during the period for:
       Interest                                                          $123             $85
       Income taxes                                                       $32            $118

     Non-cash financing transactions:
       Retirement of 35,902 shares of treasury stock                     $441              $-

16.  New Accounting Pronouncements

     Newly issued effective accounting pronouncements:

     In June 2009, the FASB issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105"). On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. ASC 105 was effective for the Company in its first quarter ended November 1, 2009. ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows. However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

     In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets", codified primarily in ASC Subtopic 350-30, "General Intangibles Other than Goodwill" ("ASC 350-30"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations", and other generally accepted accounting principles. ASC 350-30 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company's adoption of ASC 350-30 in its first quarter of fiscal year 2010 beginning August 3, 2009 did not have a material impact on its consolidated financial position, cash flows and results of operations.

     In December 2007, the FASB issued Accounting Standards Codification 805, "Business Combinations" ("ASC 805"), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805, all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805 will have an impact on the Company's consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the August 3, 2009 effective date.

     Effect of newly issued but not yet effective accounting pronouncements:

     In September 2009, the FASB reached a consensus on Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605) -- Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13") and ASU 2009-14, "Software (Topic 985) -- Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence ("VSOE") or ii) third-party evidence ("TPE") before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of these ASUs on its consolidated financial statements.

17.  Related Party Transaction

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned, in part, by two current employees of MSI and one individual who serves MSI as a consultant. Rent expense for the thirteen weeks ended November 1, 2009 and November 2, 2008 was approximately $74,000 and $71,000, respectively.

18.  Subsequent Event

     The Company evaluated events occurring subsequent to November 1, 2009 through December 10, 2009 for potential recognition and disclosure in the Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to the Condensed Consolidated Financial Statements, which were issued on December 10, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in this Quarterly Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Quarterly Report can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission ("SEC").

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report or the date of any document incorporated by reference in this Quarterly Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For  these  statements,   we  claim  the  protection  of  the  safe  harbor  for
forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources." This MD&A should be read in conjunction with our unaudited Condensed
Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K/A filed with the SEC on November 30, 2009.

Business Overview

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, the EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM air to air missile, CALCM (Conventional Air Launch Cruise Missile), Multi-mission Maritime Aircraft and unmanned aerial vehicles ("UAVs"), as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 (the "Report") filed with the SEC on November 30, 2009; and a discussion of these critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition of that Report. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner which is intended to provide the user of our financial statements a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined therein. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies.

There have been no material changes to the critical accounting policies or estimates reported in Management's Discussion and Analysis section of the Report as filed with the Securities and Exchange Commission.

Results of Operations

Thirteen weeks ended November 1, 2009 and thirteen weeks ended November 2, 2008

Our senior management regularly reviews the performance of our operations, including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results from continuing operations and certain key performance indicators.

                                 -----------------------------------------
                                    November 1,    November 2,
                                       2009           2008        % Change
                                 -----------------------------------------

     Net sales                         $47,679       $35,344         35 %
     Gross profit                      $13,287        $6,603        101 %
     Gross profit percentage              27.9%         18.7%
     Operating income (loss)            $5,066         ($660)
     Bookings                          $34,973       $61,051        (43)%
     Backlog (end of period)          $170,734      $164,241          4 %

Last year, during the first quarter of fiscal 2009, we completed the acquisition of Eyal Microwave in Israel and its operating results are included within the results from continuing operations beginning in September 2008. In addition, during the second quarter of fiscal 2009, we completed the divestiture of Innovative Concepts, Inc. ("ICI") which is reported as discontinued operations. The table above and discussion that follows excludes the results of ICI.

     Net sales for the first quarter of fiscal 2010 were approximately $47.7 million compared to $35.3 million in fiscal 2009, an increase of $12.4 million, or 34.9%. The increase in net sales is primarily related to increased deliveries under major production programs. In addition, an increase of approximately $2.0 million in sales was due to the inclusion of three months of Eyal's revenues in the first quarter of fiscal 2010 compared to the inclusion of two months of its revenues since its acquisition last year.

Domestic and foreign sales were 65% and 35%, respectively, of net sales for the quarter compared to 67% and 33%, respectively, in the prior-year quarter. Bookings were approximately $35.0 million, of which 66% were domestic and 34% were foreign. This compares to bookings of approximately $61.1 million in the prior-year quarter, of which 76% were domestic and 24% were foreign. Bookings in the current quarter were down $26.1 million, or 42.7%, primarily due to significant bookings last year that included approximately $12.1 million related to two (2) Trident lots booked for which none were planned in the current quarter, as well lower-than-planned bookings this quarter of approximately $12.3 million, primarily due to the delayed timing of those orders that, for the most part, are still expected in fiscal 2010.

Gross profit in the quarter was $13.3 million (27.9% gross profit margin) compared to $6.6 million (18.7% gross profit margin) last year, an increase of $6.7 million. Contributing to the increase in gross profit and gross profit percentage during fiscal 2010 is principally a result of the sales increase and anticipated improvements in margins related to manufacturing efficiencies and a favorable program mix. The prior-year quarter was adversely impacted by the lower volume of sales that reduced overhead absorption and by the transition (and related technical difficulties) of the Herley Farmingdale programs.

Selling and administrative (S&A) expenses for the quarter were $7.7 million, or 16.1% of sales, compared to $7.3 million, or 20.7% of sales, in the prior-year quarter. The $.4 million increase in S&A expenses is primarily attributable to an increase of approximately $.9 million in commissions and related sales expenses associated with the increase in sales and approximately $.2 million due to the inclusion of a full quarter of Eyal's expenses since its acquisition in the first quarter of fiscal 2009, partially offset by approximately $.7 million related to cost reductions, including payroll-related expenses. S&A expenses as a percent of sales decreased 460 basis points due to leveraging our fixed cost structure.

We had operating income during the quarter of $5.1 million compared to an operating loss of $.7 million last year. The prior-year quarter included a gain on the sale of certain assets of approximately $.6 million.

Interest expense was $165,000, decreasing $58,000 from last year, primarily attributable to lower average borrowings during the respective periods, as well as lower average interest rates.

We recognized an insignificant net foreign exchange loss in the quarter compared to $.4 million last year. Foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary.

The provision for income taxes from continuing operations in the quarter was $1.3 million, representing an effective income tax rate of 27.1% compared to an effective income tax benefit rate of 31.7% last year. The current quarter rate is less than the statutory rate of 35% primarily due to the favorable mix of foreign earnings which are taxed at lower rates.

Basic and diluted earnings per common share from continuing operations for the quarter were both $.26 compared to a $(.07) loss per basic and diluted common share for the prior-year quarter.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2010 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at the beginning of our fiscal 2010 (August 3, 2009) was approximately $182 million, of which approximately 80% is expected to ship in fiscal 2010. The funded backlog of orders at November 1, 2009 was approximately $171 million. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers have accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 16.5% and 12.3% of total net sales from continuing operations for the first quarter of fiscal 2010 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $.6 million at November 1, 2009 and $1.8 million at August 2, 2009. The balance of advanced payments was approximately $10.3 million at November 1, 2009 and $12.7 million at August 2, 2009. The fiscal 2010 decrease relates to the timing of payments pursuant to the terms of various contracts.

As of November 1, 2009, we have approximately $13.8 million in cash and cash equivalents and approximately $23.8 million available under our bank credit facility, net of outstanding stand-by letters of credit of $11.3 million. As of November 1, 2009 and August 2, 2009, working capital was $90.8 million and $81.1 million, respectively, and the ratio of current assets to current liabilities was 3.3 to 1 and 2.5 to 1, respectively.

Net cash used in operations during the first quarter of fiscal 2010 was approximately $5.5 million compared to net cash provided by operations of $1.1 million in the prior year, a net operating cash flow decrease of approximately $6.6 million.

Significant changes in net cash from operating activities during fiscal 2010 include:

     o net income in the current period of $3.6 million versus a net loss of $1.3 million in the prior year;
     o    payments related to employment settlements of $6.5 million;
     o    a final payment on the EDO litigation  settlement of $2.0 million;
     o    a partial receipt on the Lockheed claim settlement of $1.0 million;
     o a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $4.2 million due to the shipment and billing of contracts on percentage of completion;
     o an increase in trade accounts receivable of approximately $1.3 million primarily due to the increased sales volume; and
     o a decrease in accounts payable and accrued expenses of approximately $4.7 million primarily as a result of the timing of purchases.

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

Net cash used in investing activities of approximately $1.4 million were solely related to capital expenditures. Investing activities in the prior-year period of $32.1 million were primarily related to the acquisition of Eyal and included approximately $2.0 million of capital expenditures.

Net cash provided by financing activities of approximately $5.9 million includes borrowings under our bank line of credit of approximately $8.0 million for working capital needs, primarily related to the settlement of certain employment agreements and litigation. Partially offsetting these borrowings were payments of approximately $1.0 million against our outstanding line of credit, approximately $.6 million of long-term debt, including payments of approximately $.25 million on the term loan in Israel, and approximately $.4 million from the repurchase and retirement of common stock under our stock buyback program. Financing activities in the prior-year period were primarily related to borrowings to fund the acquisition of Eyal.

Bank Line of Credit

At November 1, 2009, we have net borrowings under our bank line of credit of $7.0 million which were drawn in the first quarter of fiscal 2010 primarily to satisfy certain employment settlements, litigation and related matters. Subsequent to November 1, 2009, we have repaid $2.0 million of such borrowings. Stand-by letters of credit in the amount of approximately $11.3 million were outstanding at November 1, 2009. We have approximately $23.8 million available under our line at November 1, 2009. There were no borrowings under the line of credit at August 2, 2009.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. In October 2009, we amended our agreement with the bank. We are in compliance with all of our financial covenants at November 1, 2009 and expect to be in compliance with all financial covenants through fiscal 2010 based on our current business outlook. However, we could become non-compliant with one or more of the financial covenants in the future if there is an unfavorable resolution of our outstanding litigation. The covenants under the line of credit may affect our ability to undertake additional debt in the future.

Employment Settlements, Litigation and Related Matters

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

In fiscal 2009, we had approximately $4.3 million due from a customer related to claims and unpriced change orders in connection with changes in scope issues under a contract that were in dispute. In September 2009, we settled an amount due from a customer (related to claims and unpriced change orders in connection with changes in scope issues under a contract that were in dispute) for approximately $2.3 million, less $0.8 million previously advanced by this customer. As a result, we recorded certain charges in the fourth quarter of fiscal 2009 and received a partial payment of approximately $1.0 million from this customer in the first quarter of fiscal 2010.

In October 2009, we settled a lawsuit with a customer in its entirety, exchanging mutual equivalent releases, to avoid the delays, expense and uncertainty of litigation. Under the terms of the settlement, we paid $2.0 million to our customer and mutually agreed to a termination of the purchase order for convenience without further liability to either party.

In 2006, we were served with several class-action complaints against us and certain of our current and former officers and directors and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Actions or the related Derivative Actions.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, we had repurchased and retired approximately 2,386,000 shares. During the thirteen weeks ended November 1, 2009, we repurchased and retired 35,902 shares of our common stock pursuant to this program at an aggregate cost of approximately $441,000, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of November 1, 2009, approximately 578,000 shares are eligible for future purchase under the buyback program.

Contractual Financial Obligations, Commitments and Off-Balance Sheet Arrange-ments

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments, such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Condensed Consolidated Balance Sheet, while others are required to be disclosed in the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 under Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board issues, from time to time, new accounting standards updates. See Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of these updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposures to market risk have not changed significantly since August 2, 2009.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation  of the  Company's  Chief  Executive  Officer  and Chief
          Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of November 1, 2009.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 8 to Condensed  Consolidated  Financial Statements  (Unaudited) in
Part I - Item 1 for a discussion of Legal Proceedings.

Item 1A. Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 -"Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the year ended August 2, 2009, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K/A for the year ended August 2, 2009 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         (a) None
         (b) None
         (c) Issuer Purchases of Equity Securities

         The following table provides information about our purchases of our Common Stock during each month of the quarter ended November 1, 2009:

                                                                                               (c)
                                                                                         Total Number of             (d)
                                                                                             Shares             Maximum Number
                                                     (a)                  (b)           Purchased as Part         of Shares
                                               Total Number of       Average Price         of Publicly         that may yet be
                                                    Shares               Paid               Announced         Purchased under the
Period                                         Purchased (1)(2)        per Share        Plans or Programs     Plans or Programs
------                                         ----------------        ---------        -----------------     -----------------
August 2009                                              14,600         $12.58              2,400,869              599,131
September 2009                                            4,000         $12.66              2,404,869              595,131
November 2009                                            17,302         $11.95              2,422,171              577,829
                                               -----------------   ------------------
Total for quarter ended November 1, 2009                 35,902         $12.29
                                               =================   ==================

     (1) We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. As of November 1, 2009, we acquired an aggregate of approximately 2.4 million shares in the open market, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

     31   Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HERLEY INDUSTRIES, INC.



                                BY:  /s/ Anello C. Garefino
                                     -----------------------------------------
                                     Anello C. Garefino, Chief Financial Officer
                                    (Principal Financial Officer)


Date: December 10, 2009