Form 10-Q
period 2010-01-31
HERLEY INDUSTRIES INC /NEW
filed 2010-03-11
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   January 31, 2010
                                  ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 0-5411

                             HERLEY INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    23-2413500
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3061 Industry Drive, Lancaster, Pennsylvania              17603
--------------------------------------------              -----
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code:   (717) 397-2777
                                                      --------------

-------------------------------------------------        --------
  (Former Address of Principal Executive Offices)       (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the  past 90 days.  X Yes     No
                                    ---     ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files).      Yes    No
                                 ---    ---

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

As of March 8, 2010, there were 13,577,294 shares of Common Stock outstanding.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements:

           Condensed Consolidated Balance Sheets -
             January 31, 2010 (Unaudited) and August 2, 2009                                        2

           Condensed Consolidated Statements of Income (Unaudited) -
             for the thirteen and twenty-six weeks ended January 31, 2010 and February 1, 2009      3

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
             for the twenty-six weeks ended January 31, 2010 and February 1, 2009                   4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         5

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations   13

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                              18

Item 4 -   Controls and Procedures                                                                 19

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                       19

Item 1A -  Risk Factors                                                                            19

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                             19

Item 3 -   Defaults upon Senior Securities                                                         19

Item 4 -   Submission of Matters to a Vote of Security Holders                                     19

Item 5 -   Other Information                                                                       20

Item 6 -   Exhibits                                                                                20

Signature                                                                                          20

Part I - Financial Information
Item I - Financial Statements

            HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                                                      January 31,
                                                                        2010        August 2,
                                                                     (Unaudited)      2009
                                                                     -----------   -----------
        ASSETS
Current Assets:
        Cash and cash equivalents                                  $     12,134  $     14,820
        Trade accounts receivable, net                                   30,291        28,687
        Income taxes receivable                                           3,771            36
        Costs incurred and income recognized in excess
           of billings on uncompleted contracts and claims                4,383        10,396
        Inventories, net                                                 56,049        57,804
        Deferred income taxes                                            16,300        19,380
        Other current assets                                              5,308         2,780
                                                                     -----------   -----------
               Total Current Assets                                     128,236       133,903
Property, plant and equipment, net                                       32,830        32,872
Goodwill                                                                 43,722        43,722
Intangibles, net                                                          8,744         9,619
Deferred income taxes                                                     4,656         7,571
Other assets                                                                508           598
                                                                     -----------   -----------
               Total Assets                                        $    218,696  $    228,285
                                                                     ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                          $      1,321  $      1,595
        Current portion of employment settlement agreements               1,294         7,400
        Current portion of litigation settlements                           988           954
        Accounts payable and accrued expenses                            21,452        26,447
        Billings in excess of costs incurred and
            income recognized on uncompleted contracts                      414           261
        Accrual for contract losses                                       2,262         3,440
        Advance payments on contracts                                    10,140        12,698
                                                                     -----------   -----------
               Total Current Liabilities                                 37,871        52,795
Long-term debt, net of current portion                                   11,501        12,246
Long-term portion of employment settlement agreements                     2,118         2,827
Other long-term liabilities                                               8,164         8,361
                                                                     -----------   -----------
               Total Liabilities                                         59,654        76,229
                                                                     -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
        Common stock, $.10 par value; authorized 20,000,000 shares;
          issued and outstanding 13,577,294 at January 31, 2010
          and 13,719,926 at August 2, 2009                                1,358         1,372
        Additional paid-in capital                                      102,779       103,113
        Retained earnings                                                55,223        47,882
        Accumulated other comprehensive loss                               (318)         (311)
                                                                     -----------   -----------
                Total Shareholders' Equity                               159,042       152,056
                                                                     -----------   -----------
                Total Liabilities and Shareholders' Equity          $    218,696  $    228,285
                                                                     ===========   ===========

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                 Thirteen weeks ended         Twenty-six weeks ended
                                                                 --------------------         ----------------------
                                                              January 31,     February 1,   January 31,     February 1,
                                                                  2010           2009           2010           2009
                                                              -------------   ------------  -------------   ------------
Net sales                                                   $       46,609  $      39,974 $       94,288  $      75,318
                                                              -------------   ------------  -------------   ------------
Cost and expenses:
         Cost of products sold                                      33,752         30,303         68,144         59,044
         Selling and administrative expenses                         7,746          7,047         15,427         14,370
         Net loss (gain) on sale of assets                            -                45           -              (573)
         Litigation costs, net of recovery settlement               (1,224)          -              (684)           558
         Employment settlement costs                                   900           -               900              -
                                                              -------------   ------------  -------------   ------------
                                                                    41,174         37,395         83,787         73,399

         Operating income                                            5,435          2,579         10,501          1,919
                                                              -------------   ------------  -------------   ------------
Other (expense) income:
         Interest income                                                 9             18             20             36
         Interest expense                                             (165)          (476)          (330)          (699)
         Foreign exchange transaction losses                          (122)           (30)          (164)          (390)
                                                              -------------   ------------  -------------   ------------
                                                                      (278)          (488)          (474)        (1,053)
                                                              -------------   ------------  -------------   ------------
         Income from continuing operations
             before income taxes                                     5,157          2,091         10,027            866
         Provision (benefit) for income taxes                        1,367            (62)         2,686           (404)
                                                              -------------   ------------  -------------   ------------
         Income from continuing operations                           3,790          2,153          7,341          1,270
                                                              -------------   ------------  -------------   ------------
Discontinued operations:
         Loss from operations of discontinued subsidiary              -              -              -              (734)
         Benefit for income taxes                                     -              -              -              (278)
                                                              -------------   ------------  -------------   ------------
         Loss from discontinued operations                            -              -              -              (456)
                                                              -------------   ------------  -------------   ------------
Net income                                                  $        3,790  $       2,153 $        7,341  $         814
                                                              =============   ============  =============   ============
Earnings (loss) per common share - Basic
         Income from continuing operations                  $          .28  $         .16 $          .54  $         .09
         Loss from discontinued operations                              -              -              -            (.03)
                                                              -------------   ------------  -------------   ------------
         Net income - basic                                 $          .28  $         .16 $          .54  $         .06
                                                              =============   ============  =============   ============

         Basic weighted average shares                              13,687         13,550         13,695         13,537
                                                              =============   ============  =============   ============
Earnings (loss) per common share - Diluted
         Income from continuing operations                  $          .27  $         .16 $          .53  $         .09
         Loss from discontinued operations                              -              -              -            (.03)
                                                              -------------   ------------  -------------   ------------
         Net income - diluted                               $          .27  $         .16 $          .53  $         .06
                                                              =============   ============  =============   ============
         Diluted weighted average shares                            13,853         13,746         13,865         13,949
                                                              =============   ============  =============   ============

See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Twenty-six weeks ended
                                                                       ----------------------
                                                                      January 31,   February 1,
                                                                         2010          2009
                                                                      -----------   -----------
Cash flows from operating activities:
      Net income                                                    $      7,341 $         814
                                                                      -----------   -----------
      Adjustments to reconcile net income to
         net cash provided by operating activities:
          Depreciation and amortization                                    3,633         4,161
          Gain on sale of fixed assets                                    -               (573)
          Impairment of goodwill of discontinued subsidiary               -              1,000
          Stock-based compensation costs                                     240           293
          Excess tax benefit from exercises of stock options              -                (61)
          Imputed interest on employment and litigation settlement
           liabilities                                                        88           190
          Inventory valuation reserve charges                                619           723
          Warranty reserve charges                                           842           817
          Deferred tax provision (benefit)                                 5,990          (474)
          Changes in operating assets and liabilities:
              Cash of discontinued subsidiary                             -               (712)
              Trade accounts receivable                                   (1,630)       (1,062)
              Income taxes receivable                                     (3,735)         (290)
              Costs incurred and income recognized in excess
                 of billings on uncompleted contracts and claims           5,969         3,620
              Inventories, net                                             1,111        (3,143)
              Other current assets                                        (2,531)         (650)
              Accounts payable and accrued expenses                       (4,874)       (5,525)
              Billings in excess of costs incurred and
                income recognized on uncompleted contracts                   161           109
              Accrual for contract losses                                 (1,172)          (92)
              Employment settlement payments                              (7,769)         (661)
              Litigation settlement payments                              (2,000)       -
              Advance payments on contracts                                 (557)        5,381
              Other, net                                                     (80)         (450)
                                                                      -----------   -----------
                       Total adjustments                                  (5,695)        2,601
                                                                      -----------   -----------
          Net cash provided by operating activities                        1,646         3,415
                                                                      -----------   -----------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired                       -            (30,010)
      Proceeds from sale of discontinued business                         -             15,000
      Capital expenditures                                                (2,738)       (2,622)
                                                                      -----------   -----------
          Net cash used in investing activities                           (2,738)      (17,632)
                                                                      -----------   -----------
Cash flows from financing activities:
      Borrowings under bank line of credit                                 7,000        24,000
      Borrowings - term loan                                              -             10,000
      Proceeds from exercise of stock options                             -                313
      Excess tax benefit from exercises of stock options                  -                 61
      Payments of long-term debt                                          (1,005)       (1,010)
      Payments under bank line of credit                                  (7,000)      (21,500)
      Purchase of treasury stock                                            (588)       -
                                                                      -----------   -----------
          Net cash (used in) provided by financing activities             (1,593)       11,864
                                                                      -----------   -----------
Effect of exchange rate changes on cash                                       (1)          (72)
                                                                      -----------   -----------
          Net decrease in cash and cash equivalents                       (2,686)       (2,425)
Cash and cash equivalents at beginning of period                          14,820        14,347
                                                                      -----------   -----------
Cash and cash equivalents at end of period                          $     12,134 $      11,922
                                                                      ===========   ===========

      See notes to condensed consolidated financial statements.

                    HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Principles of Consolidation and Basis of Presentation

     The unaudited Condensed Consolidated Financial Statements include the accounts of Herley Industries, Inc. ("Herley"), a Delaware corporation, and its wholly-owned subsidiaries (collectively the "Company"), which are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley's corporate office is in Lancaster, Pennsylvania. Herley's primary business units include: Herley Lancaster; Herley New England; Herley Israel; Micro Systems, Inc. ("MSI"); Herley-CTI; Eyal Industries ("Eyal"); and EW Simulation Technology ("EWST"). In the first quarter of fiscal 2009 ended November 2, 2008, the Company sold its Innovative Concepts, Inc. ("ICI") business. The results of operations for ICI have been reported as discontinued operations in the Condensed
     Consolidated Statements of Income for all periods presented. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the operations of a discontinued subsidiary and the acquisition of a business as discussed in Notes 3 and 2, respectively) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies included in the Company's 2009 Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 as filed with the
     Securities and Exchange Commission ("SEC") on November 30, 2009. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the August 2, 2009 audited financial statements. The Condensed Consolidated Balance Sheet at August 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain prior-period balances have been reclassified to conform to the current period's financial statement presentation.

     The preparation of financial statements in conformity with U.S. GAAP requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of goodwill and long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; accrual of litigation settlements and other contingencies; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract and loss accruals, forecasted cash flows and the net realizable value of its inventory. Changes in estimates can have a material impact on the Company's financial position and results of operations.

2.   Business Combination

     The Company entered into an Asset Purchase Agreement, dated as of August 1, 2008, to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal, a privately-held Israeli company for $30,000,000. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company had approximately 175 employees. Eyal's core capabilities include complex integrated microwave assemblies and "off-the-shelf" components for radar, ESM, ECM and communication systems which complement and expand the Company's current product line. Eyal's customers and programs further strengthen the Company's presence in the international marketplace. Funding for the purchase was provided through a $20,000,000 loan under the Company's existing credit facility and a term loan in the amount of $10,000,000 through a bank in Israel. The term loan is payable in quarterly installments of $250,000 over a period of ten years with interest at LIBOR plus 1.5%.

     The acquisition has been accounted for using the purchase method. The results of operations of Eyal are included in the Condensed Consolidated

     Financial Statements from September 1, 2008, the designated "effective date". The allocation of the aggregate purchase price (including acquisition costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value of identifiable intangible assets, is as follows (in thousands):

                  Aggregate purchase price                     $ 30,427
                                                               ========
                  Current assets (including cash of $418)      $  8,499
                  Furniture and equipment                         3,721
                  Intangibles                                     5,446
                  Goodwill                                       17,039
                  Current liabilities                           (3,920)
                  Other long-term liabilities                     (358)
                                                              ---------
                                                                $30,427
                                                              =========

     The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill is being amortized over ten years for tax purposes but not for financial reporting purposes. The intangible assets subject to amortization are being amortized for tax and financial reporting purposes and have been assigned useful lives as follows:

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
                                               ------
                                               $5,446
                                               ======

3.   Discontinued Operations and Disposal of Long-Lived Assets

     Discontinued operations

     On September 18, 2008, the Company executed an agreement with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15,000,000 in cash, of which $727,000 is held in escrow as security for certain indemnification obligations. The escrow period will end on May 10, 2010. The disposal of the business of ICI is presented as discontinued operations in the Condensed Consolidated Statements of Income for the twenty-six weeks ended February 1, 2009.

     The following results of operations of ICI have been presented as discontinued operations in the Condensed Consolidated Statements of Income (in thousands):

                                                       Twenty-six
                                                       weeks ended
                                                       February 1,
                                                          2009
                                                     ----------------
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
                                                     ================

     No gain or loss was recorded on the sale of the subsidiary.

     Disposal of long-lived assets

     On October 31, 2008, the Company completed the sale of assets of its machine shop located at its MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing note. The note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in "Other current assets" and the balance of $402,000 and $460,000 is included in "Other assets" in the Condensed Consolidated Balance Sheets at January 31, 2010 and August 2, 2009, respectively. The sale of the machine shop resulted in a net gain of approximately $618,000 and is included in "Net loss (gain) on sale of assets" in the Condensed Consolidated Statements of Income for the twenty-six weeks ended February 1, 2009.

4.   Goodwill and Intangibles, net

     The changes in Goodwill and Intangibles, net during the twenty-six weeks ended January 31, 2010 is as follows (in thousands):

                                                     Goodwill      Intangibles
                                                     --------      -----------
        Balance at August 2, 2009                 $    43,722    $     9,619
        Less: amortization                               -              (875)
                                                  ------------   ------------
                                                  $    43,722    $     8,744
                                                  ============   ============

     Amortization expense related to intangibles subject to amortization was $423,000 and $747,000 for the thirteen weeks ended January 31, 2010 and February 1, 2009, respectively, and $875,000 and $1,369,000, for the twenty-six weeks ended January 31, 2010 and February 1, 2009, respectively.

     There have been no triggering events or indicators of impairment that have occurred during the twenty-six weeks ended January 31, 2010 that would require additional impairment testing of goodwill or long-lived intangible assets.

5.   Inventories, net

     The major components of inventories, net are as follows (in thousands):

                                                           January 31,      August 2,
                                                              2010            2009
                                                          -------------  ---------------
Purchased parts and raw materials                         $     35,367   $       36,034
Work in process                                                 26,637           28,686
Finished products                                                2,124            2,246
                                                          -------------  ---------------
                                                                64,128           66,966
Less:
   Allowance for obsolete and slow moving inventory              7,574            7,314
   Unliquidated progress payments                                  505            1,848
                                                          -------------  ---------------
                                                          $     56,049   $        57,804
                                                          =============  ===============

6.   Income Taxes

     The provision for income taxes related to continuing operations for the twenty-six weeks ended January 31, 2010 was $2,686,000 as compared to a benefit of $404,000 for the twenty-six weeks ended February 1, 2009. The estimated effective income tax rate for fiscal 2010 is 26.8%, which is lower than the statutory rate of 35.0%, primarily due to the Company's foreign earnings attributable to its Israeli subsidiary which is taxed at an estimated rate of 10%, thereby reducing the effective income tax rate by approximately 5.5% along with the benefit from the carryback of unused research and development credits which reduced the effective tax rate by approximately 1.7%.

     As a result of the change in the carryback provisions of the Internal Revenue Code in November 2009, the Company has filed a federal income tax carryback claim and expects to receive a refund of approximately $3.6 million in the third quarter of fiscal 2010.

7.   Product Warranties

     The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims expense, and are included in "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and twenty-six weeks ended January 31, 2010 and February 1, 2009, respectively (in thousands):

                                                      Thirteen weeks ended            Twenty-six weeks ended
                                                      --------------------            ----------------------
                                                   January 31,      February 1,     January 31,      February 1,
                                                      2010            2009             2010             2009
                                                 ---------------  --------------  ---------------  ---------------
Balance at beginning of period                   $         1,028  $        1,016  $          938   $        1,142
Provision for warranty obligations                           334             556             913              899
Warranty liability of business sold                          -               -               -               (250)
Warranty costs charged to the reserve                       (326)           (537)           (815)            (756)
                                                 ---------------  --------------  ---------------  ---------------
Balance at end of period                         $         1,036  $        1,035  $        1,036   $        1,035
                                                 ===============  ==============  ===============  ===============

8.   Litigation

     In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its current and former officers and directors ("other defendants") in the United States District Court for the Eastern District of Pennsylvania. The claims are made under
     Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during various periods before June 14, 2006. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company's and its former Chairman's motion to dismiss and granted, in part, the other defendants' motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On July 9, 2008, plaintiffs filed a Motion for Class Certification. On March 4, 2009, all defendants filed an Opposition to Plaintiffs' Motion for Class Certification. On May 18, 2009, plaintiffs filed a reply in support of their motion for class certification. Oral argument regarding the plaintiffs' motion for class certification was held on July 17, 2009. On October 9, 2009, the Court issued an order granting plaintiffs' motion for class certification. The Court certified a class consisting of all purchasers of Herley stock between October 1, 2001 and June 14, 2006, who sustained a loss as a result of that acquisition. On October 30, 2009, the plaintiffs and the Company each filed a Motion for Summary Judgment. On January 29, 2010, the Court issued an order denying both summary judgment motions and has set a trial date of mid-July of this year for this action. The Company and the individual defendants are vigorously defending against this lawsuit. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Securities Class Action.

     In July and August 2006, the Company and certain of its current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty brought pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. The complaints relate to the Company's indictment in 2006 and were consolidated into one action on March 9, 2006. All defendants in the derivative complaints filed motions to dismiss on February 26, 2007. On July 20, 2007, the Court issued an order denying defendants' motions in part and granting them in part. Specifically, the Court dismissed the claim that the named officers and directors failed to oversee the former Chairman's actions and denied the motions with respect to the other alleged claims. On October 30, 2009, the Company filed a Motion for Summary Judgment. By Order dated February 22, 2010, the Court denied the motion and has set a trial date of mid-May of this year for this action. The Company and the individual defendants are vigorously defending against this lawsuit. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the Derivative Action.

     The Company believed it was entitled to recovery of certain legal fees associated with the above matters under its Directors and Officers ("D&O") insurance policy. The Company had received partial payments of approximately $2,323,000 to date. The Company had entered into an agreement dated January 11, 2007 with the insurance carrier whereby if it is determined by final decision of an arbitration panel, or by final judgment of a court, or other final decision of a tribunal having jurisdiction thereof, that any amount paid by the insurance carrier was not a loss, as that term was defined in the policy, the Company would repay to the insurance carrier any such uncovered sums previously advanced. The insurance carrier asserted in a letter their determination that they were not liable for certain of the legal costs incurred by the Company. The Company responded with a letter, supported by court case citations, that all the submitted costs represent valid claims under the policy and that the insurance company should be liable. In November 2008, the Company filed a complaint against the insurance carrier to recover the legal costs. The insurance carrier answered the complaint and filed a counterclaim seeking to recover prior advances of approximately $2,323,000. Discovery on this phase of the case concluded and the Company and the insurance carrier filed cross motions for summary judgment relating to certain defenses. On August 25, 2009, the Court ruled against the Company and found that the legal fees incurred on behalf of the Company in the Securities Class Action are not covered. The fees paid on behalf of certain individual defendants in the Securities Class Action were not challenged. The Company filed a Notice of Appeal in the United States Court of Appeal for the Third Circuit. In February 2010, the Company settled this litigation for an aggregate settlement amount under the policy of $4,000,000. Under the terms of the settlement and release, the insurance carrier shall not be liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the outstanding securities class action and derivative action litigations and the policy shall be deemed exhausted. Any further defense costs, possible settlements or an unfavorable outcome of the aforementioned litigations will be borne entirely by the Company. The Company received a settlement payment of $1,677,000 on February 19, 2010, which was the net amount due after what was previously advanced.

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

9.   Employment Settlement Agreement

     Effective January 8, 2010, David H. Lieberman resigned as a director and as Chairman of the Board of Directors of the Company. Mr. Lieberman was appointed to the Company's Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity as Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr.
     Lieberman determined that it would be in their mutual best-interests for the Company to transition to a new Chairman of the Board and for Mr. Lieberman to transition back as counsel to the Company, as well as being able to engage in other business opportunities. During Mr. Lieberman's Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company's expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman's restricted stock will not vest, and, thus, Mr. Lieberman will forego the potential value of the restricted stock. In light of the value of Mr. Lieberman's achievements on behalf of, and his contributions to the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

10.  Line of Credit, Long-Term Debt and Stand-by Letters of Credit

     The Company has a $40,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis, as modified in October 2009, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. The Company may elect to borrow with interest at (A) the bank's prime rate of interest minus 0.50% or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.25% per annum on outstanding stand-by letters of credit. The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company is in compliance with all of its financial covenants at January 31, 2010.

     The Company had no loans outstanding under its bank line of credit at January 31, 2010 or at August 2, 2009. Stand-by letters of credit in the amount of approximately $11,115,000, of which $8,983,000 reduces the amount of credit available under its credit line, were outstanding at January 31, 2010. The Company had approximately $31,017,000 available under its line at January 31, 2010.

11.  Stock Buyback Program

     In October 2007, the Company's Board of Directors approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, the Company had repurchased and retired approximately 2,386,000 shares. During the thirteen and twenty-six weeks ended January 31, 2010, the Company repurchased and retired 11,730 and 47,632 shares of its common stock, respectively, pursuant to this program at an aggregate cost of approximately $147,000 and $588,000, respectively, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of January 31, 2010, approximately 566,000 shares are eligible for future purchase under the Company's buyback program.

12. Comprehensive Income (Loss)

     Comprehensive income (loss) for the periods presented is as follows (in thousands):

                                                        Thirteen weeks ended             Twenty-six weeks ended
                                                        --------------------             ----------------------
                                                    January 31,      February 1,      January 31,      February 1,
                                                        2010             2009             2010             2009
                                                   ---------------  ---------------  ---------------  ---------------
Net income                                         $        3,790   $        2,153   $         7,341  $           814
Unrealized gain (loss) on interest rate swap                    5              (20)                9              (28)
Translation of foreign financial statements                   (19)            (815)              (16)          (2,401)
                                                   ---------------  ---------------  ---------------  ---------------
       Comprehensive income (loss)                 $        3,776   $        1,318   $         7,334  $        (1,615)
                                                   ===============  ===============  ===============  ===============

     The foreign currency translation gain (loss) relates to the Company's investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

     The components of accumulated other comprehensive loss is as follows (in thousands):

                                                        January 31,     August 2,
                                                           2010           2009
                                                        ------------   ------------
Unrealized loss on interest rate swap, net of tax     $         (68) $         (77)
Translation of foreign financial statements                    (250)          (234)
                                                        ------------   ------------
       Accumulated other comprehensive loss           $        (318) $        (311)
                                                        ============   ============

13.  Share-Based Compensation

     The Company has various fixed stock option plans which are described in Note O of its August 2, 2009 Annual Report on Form 10-K/A that provide for the grant of stock options and restricted stock to eligible employees and directors.

     The Company recorded total share-based costs related to stock option and restricted stock awards, included as compensation costs in operating expenses, of $116,000 and $145,000 for the thirteen weeks ended January 31, 2010 and February 1, 2009, respectively, and $240,000 and $293,000 for the twenty-six weeks ended January 31, 2010 and February 1, 2009, respectively.

     As of January 31, 2010, there were 3,118,000 stock options outstanding. Options for 10,000 shares of common stock at an exercise price of $12.45 per share and 5,000 shares of restricted stock were granted to an employee during the first quarter of fiscal 2010 with a fair value of approximately $43,000 and $62,000, respectively. There were no options or restricted stock awards granted during the second quarter of fiscal 2010. The aggregate value of unvested options as of January 31, 2010, as determined using a Black-Scholes option valuation model, was approximately $97,000 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.4 years. The aggregate value of unvested restricted stock as of January 31, 2010 was approximately $55,000, net of forfeitures which are expected to be recognized over a weighted-average period of 2.7 years.


     No options were exercised during the thirteen and twenty-six weeks ended January 31, 2010 and options for 64,000 shares and 82,800 shares of common stock expired or were forfeited during the thirteen and twenty-six weeks ended January 31, 2010, respectively.

     There are 2,957,800 vested stock options outstanding as of January 31, 2010 at a weighted average exercise price of $14.97. Included in the vested stock options outstanding are 2,175,800 options with exercise prices greater than the closing stock price of $12.24 as of January 31, 2010.

14.  Earnings (loss) per Common Share ("EPS")

     The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):

                                                             Thirteen weeks ended               Twenty-six weeks ended
                                                             --------------------               ----------------------
                                                        January 31,         February 1,       January 31,      February 1,
                                                           2010                2009             2010              2009
                                                           ----                ----             ----              ----
Numerator:
      Income from continuing operations              $         3,790   $         2,153  $         7,341   $         1,270
      Loss from discontinued operations                          -                -                -                 (456)
                                                              ------            ------           ------            ------
      Net income                                     $         3,790   $         2,153  $         7,341   $           814
                                                              ======            ======           ======            ======
Denominator:
      Basic weighted-average shares                           13,687            13,550           13,695            13,537
      Effect of dilutive securities:
         Employee stock options                                  166               196              170               412
                                                              ------            ------           ------            ------
      Diluted weighted-average shares                         13,853            13,746           13,865            13,949

                                                              ======            ======           ======            ======
      Stock options not included in computation                2,373             2,449            2,388             1,911

                                                              ======            ======           ======            ======
      Exercise price range of options excluded       $12.45 - $21.18   $12.58 - $21.18  $12.45 - $21.18   $12.58 - $21.18
                                                     ===============   ===============  ===============   ===============

     Certain  options  outstanding  as of January 31, 2010 are excluded from the
     computation   as  noted  in  the  table  above   because  their  effect  is
     anti-dilutive. Such options expire at various dates through June 8, 2017.

15.  Geographic Information and Major Customers

     Net sales directly to the U.S. Government for the thirteen weeks ended January 31, 2010 and February 1, 2009 were approximately 15.6% and 8.9% of consolidated net sales from continuing operations, respectively; and in the twenty-six weeks ended January 31, 2010 and February 1, 2009 were approximately 16.0% and 9.8%, respectively.

     Northrop Grumman Corporation and Lockheed Martin Corporation accounted for approximately 20.5% and 9.5%, respectively, of consolidated net sales for the thirteen weeks ended January 31, 2010; and approximately 18.5% and 10.9%, respectively, for the twenty-six weeks ended January 31, 2010. Each accounted for approximately 12.0% of consolidated net sales in the thirteen and twenty-six weeks ended February 1, 2009. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $17,233,000 (37%) and $14,092,000 (35%) for the thirteen weeks ended January 31, 2010 and February 1, 2009, respectively, and approximately $34,156,000 (36%) and $25,651,000 (34%) for the twenty-six weeks ended January 31, 2010 and February 1, 2009, respectively.

     Geographic net sales from continuing operations for the second quarter and year to date based on place of contract performance were as follows (in thousands):

                            Thirteen weeks ended             Twenty-six weeks ended
                            --------------------             ----------------------
                        January 31,      February 1,      January 31,      February 1,
                           2010             2009             2010             2009
                       --------------   --------------   --------------   --------------
United States        $        34,813 $         29,087 $         69,873 $         56,295
Israel                        10,913           10,104           22,261           16,910
England                          883              783            2,154            2,113
                       --------------   --------------   --------------   --------------
                     $        46,609 $         39,974 $         94,288 $         75,318
                       ==============   ==============   ==============   ==============

     Net property, plant and equipment by geographic area were as follows (in thousands):

                      January 31,     August 2,
                          2010          2009
                      -------------  ------------
United States       $       24,698 $      25,011
Israel                       7,818         7,703
England                        314           158
                      -------------  ------------
                    $       32,830 $      32,872
                      =============  ============

16.  Supplemental Cash Flow information is as follows (in thousands):

                                                                     Twenty-six weeks ended
                                                                 ----------------- -----------------
                                                                  January 31, 2010  February 1, 2009
                                                                 ----------------- -----------------
     Net cash paid during the period for:
       Interest                                                          $290              $164
       Income taxes                                                      $136              $249

     Non-cash financing transactions:
       Retirement of 47,632 shares of treasury stock                     $588                $-

17.  New Accounting Pronouncements

     Newly issued effective accounting pronouncements:

     In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events (Topic 855) -- Amendments to Certain Recognition and Disclosure Requirements." The ASU amends, in part, Subtopic 855-10 that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, to no longer require disclosure of the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

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

     Effect of newly issued but not yet effective accounting pronouncements:

     In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures About Fair Value Measurements." The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company's third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company's first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance does not have a material impact on the Company's consolidated results of operations and financial position.

     In October 2009, the FASB issued ASU 2009-13,  "Revenue  Recognition (Topic
     605) -- Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13") and ASU 2009-14, "Software (Topic 985) -- Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence ("VSOE") or ii) third-party evidence ("TPE") before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of these ASUs on its consolidated financial statements.

18.  Related Party Transaction

     The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership which is owned, in part, by two current employees of MSI and one individual who serves MSI as a consultant. Rent expense for the thirteen and twenty-six weeks ended January 31, 2010 was approximately $74,000 and $148,000, respectively; and approximately $72,000 and $143,000, respectively, for the thirteen and twenty-six weeks ended February 1, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in this Quarterly Report, including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy and our plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Quarterly Report can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, the outcome of pending litigation, commercialization and trade difficulties and general economic conditions, including the potential for significant changes in US defense under the current Administration, which could affect future funding of programs and allocations within the budget to various programs and the outcome of pending litigation, as well as the factors set forth in our public filings with the Securities and Exchange Commission ("SEC").

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

Business Overview

We are a leading supplier of microwave products and systems to defense and aerospace entities worldwide. Our primary customers include large defense prime contractors (including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). We are a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors and electronic warfare systems. We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F-18E/F Super Hornet, the E-2C/D Hawkeye, the EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM (Advanced Medium Range Air-to-Air Missile), CALCM (Conventional Air Launch Cruise Missile), MMA (Multi-mission Maritime Aircraft), and UAVs (Unmanned Aerial Vehicles), as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

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

There have been no material changes to the critical accounting policies or estimates reported in Management's Discussion and Analysis section of the Report as filed with the SEC.

Results of Operations

Our senior management regularly reviews the performance of our operations, including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business development, customer relationships, IR&D activities, human resources, manufacturing effectiveness, and cost reduction activities. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results from continuing operations and certain key performance indicators.

                                           Thirteen weeks ended                 Twenty-six weeks ended
                               ----------------------------------------------------------------------------------
                                   January 31,   February 1,              January 31,   February 1,
                                      2010          2009       % Change       2010          2009        % Change
                               ----------------------------------------------------------------------------------
   Net sales                         $46,609       $39,974         17 %       $94,288       $75,318         25 %
   Gross profit                      $12,857        $9,671         33 %       $26,144       $16,274         61 %
   Gross profit percentage              27.6%         24.2%                      27.7%         21.6%
   Operating income                   $5,435        $2,579                    $10,501        $1,919
   Bookings                          $43,980       $36,716         20 %       $78,953       $97,767        (19)%
   Backlog (end of period)          $168,372      $177,760         (5)%      $168,372      $177,760         (5)%

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

Thirteen weeks ended January 31, 2010 and February 1, 2009

Net sales for the second quarter of fiscal 2010 were approximately $46.6 million compared to $40.0 million in fiscal 2009, an increase of $6.6 million, or 16.5%. The increase in net sales is primarily related to increased deliveries under major production programs, in addition to sales volume increases associated with manufacturing process improvements.

Domestic and foreign sales were 63% and 37%, respectively, of net sales for the quarter compared to 65% and 35%, respectively, in the prior-year quarter. Bookings were approximately $44 million, of which 57% were domestic and 43% were foreign. This compares to bookings of approximately $36.7 million in the prior-year quarter, of which 45% were domestic and 55% were foreign. Bookings in the current quarter were up $7.3 million, or 20.0%, primarily due to higher AFSAT product bookings of $4.8 million at our Micro Systems division, a favorable increase at our EWST location of $7.7 million, which included an order of $2.7 million that was expected in the first quarter, and increases at our Lancaster location, up $3.8 million, against an unfavorable variance from Israel of $10.2 million. The booking variance for Israel was due to a delay in a budgeted order in the second quarter of fiscal 2010 from MABAT of $5 million which was received in February 2010. Fiscal 2009 included an order received in the second quarter of fiscal 2009 of $7 million from ELTA.

Gross profit in the quarter was $12.9 million (27.6% gross profit margin) compared to $9.7 million (24.2% gross profit margin) last year, an increase of $3.2 million. The increase in gross profit and gross profit percentage during fiscal 2010 is principally a result of the sales increase and improvements in margins related to manufacturing efficiencies and a favorable program mix, against additional costs associated with contract loss accruals of $.9 million related to projected cost increases for two production programs.

Selling and administrative ("S&A") expenses for the quarter were $7.7 million, or 16.6% of net sales, compared to $7 million, or 17.6% of net sales, in the prior-year quarter. The $.7 million increase in S&A expenses is primarily attributable to additional bid and proposal costs essential to future bookings ($.4 million), increased commissions ($.3 million) and additional incentive accrual, $.2 million, against a positive impact from reduced intangible amortization costs in the quarter related to the acquisition of Eyal in fiscal 2009.

We recognized a net benefit in the quarter of $1.2 million in litigation costs due to a $4 million settlement of litigation under our Directors and Officers ("D&O") insurance policy, and received a settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had been advanced for the recovery of previously expensed litigation costs. Under the terms of the settlement and release, the insurance carrier shall not be liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the outstanding securities class action and derivative action litigations and the policy shall be deemed exhausted. Any further defense costs, possible settlements or an unfavorable outcome of the aforementioned litigations will be borne entirely by the Company.

In connection with the resignation of David H. Lieberman and in recognition of his significant contributions, we entered into an employment settlement agreement with Mr. Lieberman in January 2010 under which he received a performance payment in the amount of $.9 million.

We had operating income during the quarter of $5.4 million compared to $2.6 million last year, which reflects our improved gross margin of 3.4%, in addition to the positive impact of $1.7 million associated with the settlement of all claims related to our D&O policy.

Interest expense was $.2 million, decreasing $.3 million from last year, primarily due to lower average borrowings during the respective periods, as well as lower average interest rates.

We recognized a net foreign exchange loss in the quarter of $.1 million compared to an insignificant loss last year. Foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary.

The provision for income taxes related to continuing operations for the thirteen weeks ended January 31, 2010 was $1.4 million as compared to a benefit of $62,000 for the thirteen weeks ended February 1, 2009. The estimated effective tax rate for fiscal year 2010 is approximately 26.8%, which is less than the statutory rate of 35.0%, primarily due to foreign earnings attributable to our Israeli subsidiary which are taxed at an estimated rate of 10% for fiscal 2010, thereby reducing the effective income tax rate by approximately 5.5%, along with the benefit from the carryback of unused research and development credits to fiscal year 2005, which further reduced the effective tax rate by approximately 1.7%.

Basic and diluted earnings per common share from continuing operations for the quarter were $.28 and $.27, respectively, as compared to $.16 per basic and diluted common share for the prior-year quarter.

Twenty-six weeks ended January 31, 2010 and February 1, 2009

Net sales for the twenty-six weeks ended January 31, 2010 were $94.3 million compared to $75.3 million in the first twenty-six weeks of fiscal 2009, an increase of $19 million (25%). The increase in net sales is primarily related to:

o an increase of $2 million in revenues due to the inclusion of six months of operating results of Eyal in fiscal 2010 compared to five months included in the first half of 2009, the year of acquisition;
o an increase of $9.3 million in revenues driven by improved productivity and increased sales for two major programs (ACLS & F-16), against a smaller reduction in Trident sales for the period;
o an increase of $4.2 million in revenues associated with additional integrated microwave assembly volumes, but at lower average gross margin; and
o an increase of $3.4 million in revenues generated from increased shipments of SNTC product, against reduced shipments of SSST product.

Domestic and foreign sales were 64% and 36%, of net sales in the twenty-six weeks ended January 31, 2010 compared to 66% and 34% for the twenty-six weeks ended February 1, 2009. Bookings were approximately $79 million, of which 61% were domestic and 39% were foreign. This compares to bookings of approximately $97.8 million in the prior twenty-six weeks ended February 1, 2009. Bookings in the current period were down $18.8 million, or 19.2%, primarily due to significant bookings in the second quarter of fiscal 2009, including two orders aggregating $12.1 million related to the Trident program. We expect to book additional orders for this program in the fourth quarter of fiscal 2010.

Gross profit in the twenty-six weeks ended January 31, 2010 was $26.1 million (28% of net sales) compared to $16.3 million (22% of net sales) in the first half of fiscal 2009; an increase of $9.8 million. The increase in gross profit and gross profit percentage during fiscal 2010 is principally a result of the sales increase and improvements in margins related to manufacturing efficiencies and a favorable program mix, against additional costs associated with contract loss accruals of $.9 million related to projected cost increases for two production programs.

S&A expenses for the twenty-six weeks ended January 31, 2010 were $15.4 million, or 16.4% of sales, compared to $14.4 million, or 19.1% of sales, for the same period in fiscal 2009. The twenty-six weeks ended January 31, 2010 includes $.5 million related to increased sales commissions, additional bid and proposal costs essential to future bookings of $.4 million, against favorable period expense impact of $.1 million each from Israel and Herley-CTI.

We recognized a net benefit in the current period of $.7 million in litigation costs due to a $4 million settlement of litigation under our D&O insurance policy, and received a payment of $1.7 million in February 2010, net of $2.3 million that had been previously advanced, for the recovery of previously-expensed litigation costs.

In connection with the resignation of David H. Lieberman and in recognition of his significant contributions we entered into an employment settlement agreement with Mr. Lieberman in January 2010 under which he received a performance payment in the amount of $.9 million.

Other (expense) income for the twenty-six weeks ended January 31, 2010 was a net expense of $.5 million compared to $1.1 million for the twenty-six weeks ended February 1, 2009, a decrease of $.6 million. Interest expense of $.3 million reflects a decrease of $.4 million over the first half of the previous fiscal year primarily due to the reduction of debt during the current-year period. Currency exchange transaction losses of $.2 million recognized in the first half of fiscal year 2010 were $.2 million lower than the prior fiscal year, reflecting a stronger US dollar.

Income from continuing operations before income taxes for the twenty-six weeks ended January 31, 2010 was $10 million compared to $.9 million for the twenty-six weeks ended February 1, 2009, an improvement of $9.1 million. The major positive impact for the first half of 2010 is the increase in gross profit for the period of $9.8 million associated with improved sales volumes, manufacturing efficiencies and pricing. Another positive factor was the favorable settlement of our insurance litigation of $1.7 million in recovery of legal costs previously expensed, and improved net interest income/expense of $.6 million, against the unfavorable variances with increased S&A expenses of $1.9 million and the impact of the prior-year gain on the sale of the machine shop at Micro Systems of $.6 million.

The income tax expense related to continuing operations in the first half of fiscal 2010 was $2.7 million compared to a tax benefit of $.4 million in the prior year's first half. The estimated effective tax rate for fiscal year 2010 is approximately 26.8%, which is less than the statutory rate of 35.0%, primarily due to foreign earnings attributable to our Israeli subsidiary which are taxed at an estimated rate of 10% for fiscal 2010, thereby reducing the effective income tax rate by approximately 5.5%, along with the benefit from the carryback of unused research and development credits to fiscal year 2005, which further reduced the effective tax rate by approximately 1.7%.

Basic and diluted earnings per common share for the twenty-six weeks ended January 31, 2010 were $.54 and $.53 per common share, respectively, compared to basic and diluted earnings per common share of $.06 each for the twenty-six weeks ended February 1, 2009. The twenty-six weeks ended February 1, 2009 included a loss of $.03 per basic and diluted common share from discontinued operations.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2010 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at the beginning of our fiscal 2010 (August 3, 2009) was approximately $182 million, of which approximately 80% is expected to ship in fiscal 2010. The funded backlog of orders at January 31, 2010 was approximately $168 million. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers have accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 18.5% and 10.9% of consolidated net sales from continuing operations for the first half of fiscal 2010 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $.5 million at January 31, 2010 and $1.8 million at August 2, 2009. The balance of advanced payments was approximately $10.1 million at January 31, 2010 and $12.7 million at August 2, 2009. The fiscal 2010 decrease relates to the timing of payments pursuant to the terms of various contracts.

As of January 31, 2010, we have approximately $12.1 million in cash and cash equivalents and approximately $31 million available under our bank credit facility, net of specific outstanding stand-by letters of credit of $9 million. As of January 31, 2010 and August 2, 2009, working capital was $90.4 million and $81.1 million, respectively, and the ratio of current assets to current liabilities was 3.4 to 1 and 2.5 to 1, respectively.

Net cash provided by operations during the first half of fiscal 2010 was approximately $1.6 million compared to net cash provided by operations of $3.4 million in the prior year, a net operating cash flow decrease of approximately $1.8 million.

Significant changes in net cash from operating activities during fiscal 2010 include:

     o net income in the current period of $7.3 million compared to $.8 million in the prior year;
     o    payments related to employment settlements of $7.8 million;
     o    a final payment on the EDO litigation settlement of $2 million;
     o    receipt of the Lockheed claim settlement of $1.5 million;
     o a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $6 million due to the shipment and billing of contracts on percentage of completion;
     o an increase in trade accounts receivable of approximately $1.6 million primarily due to the increased sales volume;
     o a decrease in accounts payable and accrued expenses of approximately $4.9 million primarily as a result of the timing of purchases and payments to vendors; and
     o an increase in other current assets, including a receivable of $1.7 million that was received in February 2010 and related to the recovery of legal fees in connection with the settlement of the D&O insurance litigation.

As of August 2, 2009, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $20.7 million, net of carryback, and available net operating loss carry-forwards for state income tax purposes of approximately $30.7 million, with expiration dates through 2029. As a result, we do not expect to make significant cash payments for federal or state income taxes in fiscal 2010 based on our internal projections. Further, as a result of the net operating losses, we filed a federal income tax carryback claim in January 2010 that became available to us and expect to receive a refund of approximately $3.6 million in the third quarter of fiscal 2010.

Net cash used in investing activities of approximately $2.7 million were solely related to capital expenditures. Net cash used in investing activities in the prior-year period of $17.6 million were related to the acquisition of Eyal for $30 million and approximately $2.7 million of capital expenditures, partially offset by the proceeds of $15 million from the sale of ICI.

Net cash used in financing activities of approximately $1.6 million includes borrowings and repayments under our bank line of credit of approximately $7 million for working capital needs, primarily related to the settlement of certain employment agreements and litigation; and payments of approximately $1 million of long-term debt, including payments of approximately $.5 million on the term loan in Israel, and approximately $.6 million for the repurchase and retirement of common stock under our stock buyback program. Financing activities in the prior-year period were primarily related to borrowings to fund the acquisition of Eyal.

Bank Line of Credit

We had no loans outstanding under our bank line of credit at January 31, 2010 or at August 2, 2009. Stand-by letters of credit in the amount of approximately $11.1 million were outstanding at January 31, 2010, of which $9 million reduces the amount of credit available under our credit line. We had approximately $31 million available under our line at January 31, 2010.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. In October 2009, we amended our agreement with the bank. We are in compliance with all of our financial covenants at January 31, 2010 and expect to be in compliance with all financial covenants through fiscal 2010 based on our current business outlook. However, we could become non-compliant with one or more of the financial covenants in the future if there is an unfavorable resolution of our outstanding litigation. The covenants under the line of credit may affect our ability to undertake additional debt in the future.

Employment Settlements, Litigation and Related Matters

In February 2010, we settled our litigation with our Director and Officers ("D&O") insurance carrier for an aggregate settlement amount under the policy of $4 million. Under the terms of the settlement and release, the insurance carrier shall not be liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the outstanding securities class action and derivative action litigations and the policy shall be deemed exhausted. Any further defense costs, possible settlements or an unfavorable outcome of the aforementioned litigations will be borne entirely by us. At this stage of the legal proceedings, it is not possible to predict what, if any, liability we may have from the securities class action or derivative actions. We received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had been previously advanced.

Effective January 8, 2010, David H. Lieberman resigned as a director and as Chairman of the Board of Directors of the Company. Mr. Lieberman was appointed to the Company's Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity as Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr. Lieberman determined that it would be in their mutual best-interests for the Company to transition to a new Chairman of the Board and for Mr. Lieberman to transition back as counsel to the Company, as well as being able to engage in other business opportunities. During Mr. Lieberman's Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company's expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman's restricted stock will not vest, and, thus, Mr. Lieberman will forego the potential value of the restricted stock. In light of the value of Mr. Lieberman's achievements on behalf of, and his contributions to the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

In October 2009, we settled a lawsuit with a customer in its entirety, exchanging mutual equivalent releases, to avoid the delays, expense and uncertainty of litigation. Under the terms of the settlement, we paid $2 million to our customer and mutually agreed to a termination of the purchase order for convenience without further liability to either party.

In fiscal 2009, we had approximately $4.3 million due from a customer related to claims and unpriced change orders in connection with changes in scope under a contract. In September 2009, we settled all claims and unpriced change orders with this customer for approximately $2.3 million, less $.8 million previously advanced by this customer. As a result, we recorded certain charges in the fourth quarter of fiscal 2009 and received a payment of approximately $1.5 million from this customer in fiscal 2010.

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

In 2006, we were served with several class-action complaints against us and certain of our current and former officers and directors and certain of our current and former officers and directors were also served with two separate derivative complaints for breach of fiduciary duty. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from the Securities Class Actions or the related Derivative Actions. As previously mentioned, any settlements or unfavorable outcomes of the pending litigations will be borne entirely by us.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, we had repurchased and retired approximately 2,386,000 shares. During the twenty-six weeks ended January 31, 2010, we repurchased and retired 47,632 shares of our common stock pursuant to this program at an aggregate cost of approximately $588,000, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of January 31, 2010, approximately 566,000 shares are eligible for future purchase under the buyback program.

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

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, with participation  of the  Company's  Chief  Executive  Officer  and Chief
          Financial Officer, has evaluated the design, operation and effectiveness of the Company's disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company's reports filed under the Exchange Act as of January 31, 2010.

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         (a) None
         (b) None
         (c) Issuer Purchases of Equity Securities

     The following table provides information about our purchases of our Common Stock during each month of the quarter ended January 31, 2010:


                                                                                         (c)                   (d)
                                                                                    Total Number of        Maximum Number
                                                      (a)              (b)               Shares              of Shares
                                                  Total Number of  Average Price    Purchased as Part     that may yet be
                                                       Shares          Paid       of Publicly Announced  Purchased under the
   Period                                          Purchased (1)     per Share      Plans or Programs     Plans or Programs
   ------                                          -------------     ---------      -----------------     -----------------
   November 2009                                         -               -              2,422,171              577,829
   December 2009                                         -               -              2,422,171              577,829
   January 2010                                           11,730      $12.54            2,433,901              566,829
                                                   -------------      ------
   Total for quarter ended January 31, 2010               11,730      $12.54
                                                   =============      ======

     (1) We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. As of January 31, 2010, we acquired an aggregate of approximately 2.4 million shares in the open market, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

10.1 Sixth Amendment to Revolving Credit Loan Agreement dated February 17, 2010 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A.

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


                                    HERLEY INDUSTRIES, INC.



                                 BY:/s/ Anello C. Garefino
                                    --------------------------------------------
                                    Anello C. Garefino, Chief Financial Officer
                                    (Principal Financial Officer)


Date: March 11, 2010