Form 10-Q
period 2010-05-02
HERLEY INDUSTRIES INC /NEW
filed 2010-06-10
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   May 2, 2010
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-5411

HERLEY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2413500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3061 Industry Drive, Lancaster, Pennsylvania	17603
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:	(717) 397-2777

______________________________________ (Former name, former address and former fiscal year if changed since last report)	___________ (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X    Yes    ___   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ___ Yes   ___   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer	[X] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ___ Yes         X    No

As of June 7, 2010, there were 13,682,402 shares of Common Stock outstanding.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements:

	Condensed Consolidated Balance Sheets -
	May 2, 2010 (Unaudited) and August 2, 2009	2

	Condensed Consolidated Statements of Income (Unaudited) -
	for the thirteen and thirty-nine weeks ended May 2, 2010 and May 3, 2009	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) –
	for the thirty-nine weeks ended May 2, 2010 and May 3, 2009	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 -	Controls and Procedures	20

PART II -	OTHER INFORMATION

Item 1 -	Legal Proceedings	20

Item 1A -	Risk Factors	20

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 –	Defaults upon Senior Securities	20

Item 4 -	Submission of Matters to a Vote of Security Holders	21

Item 5 -	Other Information	21

Item 6 -	Exhibits	21

Signature		21

Part I - Financial Information
Item I - Financial Statements

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 2,
	2010	August 2,
	(Unaudited)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$19,439	$14,820
Trade accounts receivable, net	25,405	28,687
Income taxes receivable	3,614	36
Costs incurred and income recognized in excess
of billings on uncompleted contracts and claims	5,386	10,396
Inventories, net	55,822	57,804
Deferred income taxes	15,221	19,380
Other current assets	3,667	2,780
Total Current Assets	128,554	133,903
Property, plant and equipment, net	32,051	32,872
Goodwill	43,722	43,722
Intangibles, net	8,455	9,619
Deferred income taxes	5,564	7,571
Other assets	467	598
Total Assets	$218,813	$228,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,322	$1,595
Current portion of employment settlement agreements	1,304	7,400
Current portion of litigation settlements	975	954
Accounts payable and accrued expenses	20,875	26,447
Billings in excess of costs incurred and
income recognized on uncompleted contracts	868	261
Accrual for contract losses	2,097	3,440
Advance payments on contracts	8,323	12,698
Total Current Liabilities	35,764	52,795
Long-term debt, net of current portion	11,187	12,246
Long-term portion of employment settlement agreements	1,786	2,827
Other long-term liabilities	8,097	8,361
Total Liabilities	56,834	76,229
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.10 par value; authorized 20,000,000 shares;
issued and outstanding 13,682,402 at May 2, 2010
and 13,719,926 at August 2, 2009	1,368	1,372
Additional paid-in capital	103,094	103,113
Retained earnings	57,859	47,882
Accumulated other comprehensive loss	(342)	(311)
Total Shareholders' Equity	161,979	152,056
Total Liabilities and Shareholders' Equity	$218,813	$228,285

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009

Net sales	$45,438	$41,811	$139,726	$117,129
Cost and expenses:
Cost of products sold	31,786	30,613	99,930	89,658
Selling and administrative expenses	7,989	7,513	23,416	22,049
Net gain on sale of assets	-	-	-	(573)
Litigation costs, net of recovery settlement	1,548	664	864	1,055
Employment settlement costs	-	-	900	-
	41,323	38,790	125,110	112,189

Operating income	4,115	3,021	14,616	4,940
Other (expense) income:
Interest income	9	58	29	94
Interest expense	(106)	(246)	(436)	(945)
Foreign exchange transaction (losses) gains	(190)	157	(355)	(233)
	(287)	(31)	(762)	(1,084)

Income from continuing operations
before income taxes	3,828	2,990	13,854	3,856
Provision (benefit) for income taxes	1,191	567	3,877	163

Income from continuing operations	2,637	2,423	9,977	3,693
Discontinued operations:
Loss from operations of discontinued subsidiary	-	-	-	(734)
Benefit for income taxes	-	-	-	(278)
Loss from discontinued operations	-	-	-	(456)

Net income	$2,637	$2,423	$9,977	$3,237

Earnings (loss) per common share - Basic
Income from continuing operations	$.19	$.18	$.73	$.27
Loss from discontinued operations	-	-	-	(.03)
Net income - basic	$.19	$.18	$.73	$.24

Basic weighted average shares	13,580	13,559	13,691	13,545

Earnings (loss) per common share - Diluted
Income from continuing operations	$.19	$.18	$.72	$.27
Loss from discontinued operations	-	-	-	(.03)
Net income - diluted	$.19	$.18	$.72	$.24

Diluted weighted average shares	13,885	13,721	13,873	13,774

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Thirty-nine weeks ended
	May 2, 2010	May 3, 2009
Cash flows from operating activities:
Net income	$9,977	$3,237
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	5,236	6,374
Loss (gain) on sale of fixed assets	28	(573)
Impairment of goodwill of discontinued subsidiary	-	1,000
Stock-based compensation costs	291	458
Excess tax benefit from exercises of stock options	(893)	(61)
Litigation settlement costs	975	-
Imputed interest on employment and litigation settlement liabilities	124	275
Inventory valuation reserve charges	1,102	1,164
Warranty reserve charges	1,324	1,130
Deferred tax provision (benefit)	7,049	16
Changes in operating assets and liabilities:
Cash of discontinued subsidiary	-	(712)
Trade accounts receivable	3,203	(2,285)
Income taxes receivable	(3,578)	2,056
Costs incurred and income recognized in excess
of billings on uncompleted contracts and claims	4,878	3,477
Other receivables	192	1,020
Inventories, net	799	(6,167)
Other current assets	(1,096)	(965)
Accounts payable and accrued expenses	(6,171)	(6,094)
Billings in excess of costs incurred and
income recognized on uncompleted contracts	649	175
Income taxes payable	428	18
Accrual for contract losses	(1,329)	1,420
Employment settlement payments	(8,115)	(964)
Litigation settlement payments	(3,000)	(1,000)
Advance payments on contracts	(2,372)	9,361
Other, net	(108)	(224)
Total adjustments	(384)	8,899
Net cash provided by operating activities	9,593	12,136
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(30,010)
Proceeds from sale of discontinued business	-	15,000
Proceeds from sale of fixed assets	152	-
Capital expenditures	(3,484)	(4,524)
Net cash used in investing activities	(3,332)	(19,534)
Cash flows from financing activities:
Borrowings under bank line of credit	7,000	31,000
Borrowings - term loan	-	10,000
Proceeds from exercise of stock options	-	313
Excess tax benefit from exercises of stock options	893	61
Payments of long-term debt	(1,302)	(1,595)
Payments under bank line of credit	(7,000)	(32,500)
Purchase of treasury stock	(1,207)	-
Net cash (used in) provided by financing activities	(1,616)	7,279
Effect of exchange rate changes on cash	(26)	(89)
Net increase (decrease) in cash and cash equivalents	4,619	(208)
Cash and cash equivalents at beginning of period	14,820	14,347
Cash and cash equivalents at end of period	$19,439	$14,139
See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Herley Industries, Inc. (“Herley”), a Delaware corporation, and its wholly-owned subsidiaries (collectively the “Company”), which are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley’s corporate office is in Lancaster, Pennsylvania. Herley’s primary facilities include: Herley Lancaster; Herley New England; Herley Israel; Micro Systems, Inc. (“MSI”); Herley-CTI; Herley-GMI Eyal (“Eyal”); and EW Simulation Technology (“EWST”). In the first quarter of fiscal 2009 ended November 2, 2008, the Company sold its Innovative Concepts, Inc. (“ICI”) subsidiary. The results of operations for ICI have been reported as discontinued operations in the Condensed Consolidated Statements of Income for the thirty-nine weeks ended May 3, 2009. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items, as well as the recording of the operations of a discontinued subsidiary and the acquisition of a business as discussed in Notes 3 and 2, respectively) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies included in the Company’s 2009 Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 as filed with the Securities and Exchange Commission (“SEC”) on November 30, 2009. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the August 2, 2009 audited financial statements. The Condensed Consolidated Balance Sheet at August 2, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain prior-period balances have been reclassified to conform to the current period’s financial statement presentation.

The preparation of financial statements in conformity with U.S. GAAP requires that management of the Company make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The most significant estimates include: valuation and recoverability of goodwill and long-lived assets; income taxes; recognition of revenue and costs on production contracts; the valuation of inventory; accrual of litigation settlements and other contingencies; and stock-based compensation costs. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract and loss accruals, forecasted cash flows and the net realizable value of its inventory. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

2.      Business Combination

The Company entered into an Asset Purchase Agreement, dated as of August 1, 2008, to acquire the business and certain assets subject to the assumption of certain liabilities of Eyal, a privately-held Israeli company for $30,000,000. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company had approximately 175 employees at the time of acquisition. Eyal’s core capabilities include complex integrated microwave assemblies and “off-the-shelf” components for radar, ESM, ECM and communication systems which complement and expand the Company’s current product line. Eyal’s customers and programs further strengthen the Company’s presence in the international marketplace. Funding for the purchase was provided through a $20,000,000 loan under the Company’s existing credit facility and a term loan in the amount of $10,000,000 through a bank in Israel. The term loan is payable in quarterly installments of $250,000 over a period of ten years with interest at LIBOR plus 1.5%.

The acquisition has been accounted for using the purchase method. The results of operations of Eyal are included in the Condensed Consolidated Financial Statements from September 1, 2008, the designated “effective date”.

The allocation of the aggregate purchase price (including acquisition costs of approximately $427,000), based on a detailed review of the fair value of assets acquired and liabilities assumed, including the fair value of identifiable intangible assets, is as follows (in thousands):
Aggregate purchase price	$30,427

Current assets (including cash of $418)	$8,499
Furniture and equipment	3,721
Intangibles	5,446
Goodwill	17,039
Current liabilities	(3,920)
Other long-term liabilities	(358)
$30,427

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
	$5,446

The Company performs an evaluation of its goodwill and intangible assets with indefinite lives for impairment on an annual basis and on an interim basis if there has been a triggering event or other indication of impairment has occurred.

3.      Discontinued Operations and Disposal of Long-Lived Assets

Discontinued operations

On September 18, 2008, the Company executed an agreement with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15,000,000 in cash, of which $727,000 is held in escrow as security for certain indemnification obligations. The escrow period ended on May 10, 2010. On May 6, 2010 the Company received notice of a demand for indemnification for damages as a result of alleged breaches of certain representations and warranties made by the Company in connection with the agreement.  The Company has filed a response with the escrow agent denying the allegations and intends to vigorously defend its position.

The disposal of the business of ICI is presented as discontinued operations in the Condensed Consolidated Statements of Income for the thirty-nine weeks ended May 3, 2009.

The following results of operations of ICI have been presented as discontinued operations in the Condensed Consolidated Statements of Income (in thousands):

Thirty-nine
weeks ended
May 3,
2009
Net sales	$5,953
Cost of products sold and other expenses	5,687
Impairment of goodwill	1,000
Loss before income taxes	(734)
Benefit for income taxes	(278)
Loss from discontinued operations	$(456)

No gain or loss was recorded on the sale of the subsidiary.

Disposal of long-lived assets

On October 31, 2008, the Company completed the sale of assets of its machine shop located at its MSI operation to a third party in the amount of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing note. The note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in “Other current assets” and the balance of $381,000 and $460,000 is included in “Other assets” in the Condensed Consolidated Balance Sheets at May 2, 2010 and August 2, 2009, respectively. The sale of the machine shop resulted in a net gain of approximately $618,000 and is included in “Net loss (gain) on sale of assets” in the Condensed Consolidated Statements of Income for the thirty-nine weeks ended May 3, 2009.
4.	Goodwill and Intangibles, net

The changes in Goodwill and Intangibles, net during the thirty-nine weeks ended May 2, 2010 is as follows (in thousands):
	Goodwill	Intangibles
Balance at August 2, 2009	$43,722	$9,619
Less: amortization	-	(1,164)
	$43,722	$8,455

Amortization expense related to intangibles subject to amortization was $289,000 and $628,000 for the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively, and $1,164,000 and $1,997,000, for the thirty-nine weeks ended May 2, 2010 and May 3, 2009, respectively.

The Company performs an evaluation of its goodwill and intangible assets with indefinite lives for impairment on an annual basis and on an interim basis if there has been a triggering event or other indication of impairment has occurred. There have been no triggering events or indicators of impairment that have occurred during the thirty-nine weeks ended May 2, 2010 that would require additional impairment testing of goodwill or long-lived intangible assets.

5.      Inventories, net

The major components of inventories, net are as follows (in thousands):

	May 2,	August 2,
	2010	2009
Purchased parts and raw materials	$34,893	$36,034
Work in process	26,610	28,686
Finished products	2,058	2,246
	63,561	66,966
Less:
Allowance for obsolete and slow moving inventory	7,097	7,314
Unliquidated progress payments	642	1,848
	$55,822	$57,804

6.      Income Taxes

The provision for income taxes related to continuing operations for the thirty-nine weeks ended May 2, 2010 was $3,877,000 as compared to $163,000 for the thirty-nine weeks ended May 3, 2009. The estimated effective income tax rate for fiscal 2010 is approximately 28%, which is lower than the statutory rate of 35%, primarily due to the Company's foreign earnings attributable to its Israeli operations which are taxed at an estimated rate of 10%, thereby reducing the effective income tax rate by approximately 4%, in addition to an update of the state effective tax rates based upon the most recent filed income tax returns, which reduced the effective tax rate by approximately 3%.

As a result of the change in the carryback provisions of the Internal Revenue Code in November 2009, the Company has filed a federal income tax carryback claim of approximately $3,572,000 and received a refund of $163,000 in the third quarter of fiscal 2010.

7.	Product Warranties

The Company generally warrants its products for a period of one year. Product warranty costs are accrued based on historical claims expense, and are included in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and thirty-nine weeks ended May 2, 2010 and May 3, 2009, respectively (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Balance at beginning of period	$1,036	$1,035	$938	$1,142
Provision for warranty obligations	492	231	1,405	1,130
Warranty liability of business sold	-	-	-	(250)
Warranty costs charged to the reserve	(386)	(406)	(1,201)	(1,162)
Balance at end of period	$1,142	$860	$1,142	$860

8.      Litigation

In June and July 2006, the Company was served with several class-action complaints against the Company and certain of its current and former officers and directors (“other defendants”) in the United States District Court for the Eastern District of Pennsylvania.  The complaints have been consolidated into one class action.  The claims are made under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during various periods before June 14, 2006. All defendants in the class-action complaints filed motions to dismiss on April 6, 2007. On July 17, 2007, the Court issued an order denying the Company’s and its former Chairman’s motion to dismiss and granted, in part, the other defendants’ motion to dismiss. Specifically, the Court dismissed the Section 10(b) claim against the other defendants and denied the motion to dismiss the Section 20(a) claim against them. On October 9, 2009, the Court issued an order granting plaintiffs’ motion for class certification. The Court certified a class consisting of all purchasers of Herley stock between October 1, 2001 and June 14, 2006, who sustained a loss as a result of that acquisition. The Company and the individual defendants are vigorously defending the claims in this lawsuit. A trial date of mid-July of this year has been set for this action.  At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from the securities class action.

As previously disclosed in a Current Report on Form 8-K, the Company announced on May 10, 2010 that a preliminary agreement has been reached to settle all stockholder derivative actions originally filed in 2006.  The consolidated derivative complaint, filed on January 12, 2007, alleges that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company.  All of the defendants previously denied any wrongdoing and, under the settlement agreement, the defendants and the Company continue to deny any breach of fiduciary duties or any other improper actions.

Under the terms of the proposed settlement, the Company has agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies.  The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment.  Based upon an Order entered by the Court on Monday, May 10, 2010, the Company has 10 business days to notify the stockholders of the proposed settlement.  The stockholders will then have until June 24, 2010 to serve their objections to the settlement.  The Court has scheduled a hearing for July 9, 2010, to hear any objections to the settlement, determine whether it is fair to the stockholders and consider any other matters that the Court deems appropriate.  In the event that the Court approves the settlement at the July 9th hearing, plaintiffs’ counsel will ask the Court to award the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action.  The Company has agreed to join in the request.  The Company has recorded the settlement as a charge to operations in the thirteen weeks ended May 2, 2010.

In February 2010, the Company settled its litigation with its Director and Officers (“D&O”) insurance carrier for an aggregate settlement amount under the policy of $4 million.  Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the outstanding securities class action and derivative action litigation, and the policy is deemed exhausted.  Any further defense costs, possible settlements or any unfavorable outcome of the aforementioned litigation will be borne entirely by the Company.  The Company received the settlement payment of $1.7 million in February 2010, which was the net of the $2.3 million that had previously advanced.

By letter dated May 28, 2009, the Company was advised that a contract with General Microwave Corporation, a wholly owned subsidiary of the Company, doing business as Herley Farmingdale (“GMC”) in the aggregate amount of approximately $4,900,000 was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3,800,000, which represented an alleged progress payment made under the contract to GMC. On June 8, 2009, GMC filed suit against EDO Communications and Countermeasures, Inc. doing business as ITT Force Protection Systems (“EDO”) in the United States District Court for the Eastern District of New York (the “New York Action”) seeking a Declaratory Judgment, pursuant to 28 U.S.C. § 2201 et. seq. and for breach of contract related to EDO’s decision to terminate the contract for default. On August 13, 2009, EDO filed suit against GMC and the Company in the Superior Court of California, Ventura County, for breach of contract, unjust enrichment, and money had and received (the “California Action”). On October 8, 2009, all parties entered into an agreement to settle this matter. Under the terms of the settlement, the Company paid $2,000,000 to EDO and the parties mutually agreed to a termination of the purchase order for convenience without further liability to either party.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company’s financial position or results of operations.

9.      Employment Settlement Agreement

As previously disclosed in a Current Report on Form 8-K, effective January 8, 2010, David H. Lieberman resigned as a director and Chairman of the Board of Directors of the Company. Mr. Lieberman was appointed to the Company’s Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr. Lieberman determined that it would be in their mutual best interests for the Company to transition to a new Chairman of the Board and for Mr. Lieberman to transition back as counsel to the Company, as well as being able to engage in other business opportunities. During Mr. Lieberman’s Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company’s expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest, and, thus, Mr. Lieberman will forego the potential value of the restricted stock. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

10.	Line of Credit, Long-Term Debt and Stand-by Letters of Credit

The Company has a $40,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis, as modified in October 2009, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. The Company may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50% or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 20 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.25% per annum on outstanding stand-by letters of credit. The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all of its financial covenants at May 2, 2010.

The Company had no loans outstanding under its bank line of credit at May 2, 2010 or at August 2, 2009. Stand-by letters of credit in the amount of approximately $7,219,000, of which $5,088,000 reduces the amount of credit available under its credit line, were outstanding at May 2, 2010. The Company had approximately $34,912,000 available under its line at May 2, 2010.

On September 16, 2008, the Company entered into a ten-year term loan with a bank in Israel in the amount of $10,000,000 in connection with the acquisition of Eyal.  The loan is payable in quarterly installments of $250,000 plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants which have been met at May 2, 2010, including among other matters, minimum net equity as defined.

11.	Stock Buyback Program

In October 2007, the Company’s Board of Directors approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, the Company had repurchased and retired approximately 2,386,000 shares. During the thirteen and thirty-nine weeks ended May 2, 2010, the Company repurchased and retired 18,400 and 66,032 shares of its common stock, respectively, pursuant to this program at an aggregate cost of approximately $268,000 and $856,000, respectively, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of May 2, 2010, approximately 548,000 shares were eligible for future purchase under the Company’s buyback program.

12.	Comprehensive Income

Comprehensive income for the periods presented is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net income	$2,637	$2,423	$9,977	$3,237
Unrealized gain (loss) on interest rate swap	10	(4)	19	(32)
Translation of foreign financial statements	(34)	218	(50)	(2,183)
Comprehensive income	$2,613	$2,637	$9,946	$1,022

The foreign currency translation gain (loss) relates to the Company’s investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

The components of accumulated other comprehensive loss were as follows (in thousands):

	May 2,	August 2,
	2010	2009
Unrealized loss on interest rate swap, net of tax	$(58)	$(77)
Translation of foreign financial statements	(284)	(234)
Accumulated other comprehensive loss	$(342)	$(311)

13.	Share-Based Compensation

The Company has various fixed stock option plans which are described in Note O of its August 2, 2009 Annual Report on Form 10-K/A that provide for the grant of stock options and restricted stock to eligible employees and directors.

The Company recorded total share-based costs related to stock option and restricted stock awards, included as compensation costs in operating expenses, of approximately $50,000 and $164,000 for the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively, and $290,000 and $457,000 for the thirty-nine weeks ended May 2, 2010 and May 3, 2009, respectively.

As of May 2, 2010, there were 2,421,000 stock options outstanding. Options for 10,000 shares of common stock at an exercise price of $12.45 per share and 5,000 shares of restricted stock were granted to an employee during the first quarter of fiscal 2010 with a fair value of approximately $43,000 and $62,000, respectively. There were no options or restricted stock awards granted during the second and third quarters of fiscal 2010. The aggregate value of unvested options as of May 2, 2010, as determined using a Black-Scholes option valuation model, was approximately $36,000 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.3 years. The aggregate value of unvested restricted stock as of May 2, 2010 was approximately $50,000, net of estimated forfeitures which are expected to be recognized over a weighted-average period of 2.4 years.

Options for 467,000 shares of common stock were exercised during the thirteen and thirty-nine weeks ended May 2, 2010 at a price of $10.46 per share. Options for 230,000 shares and 312,800 shares of common stock expired or were forfeited during the thirteen and thirty-nine weeks ended May 2, 2010, respectively.

There are 2,278,200 vested stock options outstanding as of May 2, 2010 at a weighted average exercise price of $15.62. Included in the vested stock options outstanding are 1,432,400 options with exercise prices greater than the closing stock price of $14.65 as of May 2, 2010.

14.      Earnings per Common Share (“EPS”)

The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):
	Thirteen weeks ended		Thirty-nine weeks ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$2,637	$2,423	$9,977	$3,693
Loss from discontinued operations	-	-	-	(456)
Net income	$2,637	$2,423	$9,977	$3,237
Denominator:
Basic weighted-average shares	13,580	13,559	13,691	13,545
Effect of dilutive securities:
Employee stock options	305	162	182	229
Diluted weighted-average shares	13,885	13,721	13,873	13,774

Stock options not included in computation	1,722	2,447	2,288	2,451

Exercise price range of options excluded	$12.18 - $21.18	$12.58 - $21.18	$12.18 - $21.18	$12.58 - $21.18

Certain options outstanding as of May 2, 2010 are excluded from the computation as noted in the table above because their effect is anti-dilutive. Such options expire at various dates through June 8, 2017.

15.      Geographic Information and Major Customers

Net sales directly to the U.S. Government for the thirteen weeks ended May 2, 2010 and May 3, 2009 were approximately 16% and 10% of consolidated net sales from continuing operations, respectively; and in the thirty-nine weeks ended May 2, 2010 and May 3, 2009 were approximately 16% and 10%, respectively.

Northrop Grumman Corporation and Lockheed Martin Corporation accounted for approximately 21.3% and 13.5%, respectively, of consolidated net sales for the thirteen weeks ended May 2, 2010, and approximately 19.4% and 11.7%, respectively, for the thirty-nine weeks ended May 2, 2010. Northrop Grumman and Lockheed Martin each accounted for approximately 15% and 13% respectively, of net sales in the thirty-nine weeks ended May 3, 2009. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $12,988,000 (29%) and $12,545,000 (30%) for the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively, and approximately $47,144,000 (34%) and $37,806,000 (32%) for the thirty-nine weeks ended May 2, 2010 and May 3, 2009, respectively.

Geographic net sales from continuing operations for the third fiscal  quarter and year to date based on place of contract performance were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009

United States	$34,607	$32,926	$104,480	$88,833
Israel	9,971	8,417	32,232	25,327
England	860	468	3,014	2,969
	$45,438	$41,811	$139,726	$117,129

Net property, plant and equipment by geographic area were as follows (in thousands):
	May 2,	May 3,
	2010	2009

United States	$24,065	$25,958
Israel	7,767	7,739
England	219	104
	$32,051	$33,801

16.      Supplemental Cash Flow information is as follows (in thousands):

	Thirty-nine weeks ended
	May 2, 2010	May 3, 2009
Net cash paid during the period for:
Interest	$401	$214
Income taxes	$184	$325

Non-cash financing transactions:
Retirement of 66,032 shares of treasury stock	$856	$-

17.	New Accounting Pronouncements

Newly issued effective accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” The ASU amends, in part, Subtopic 855-10 that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, to no longer require disclosure of the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

In June 2009, the FASB issued Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”). On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. ASC 105 was effective for the Company in its first fiscal quarter ended November 1, 2009. ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company’s consolidated financial position, results of operations or cash flows. However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, codified primarily in ASC Subtopic 350-30, “General Intangibles Other than Goodwill” (“ASC 350-30”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations”, and other generally accepted accounting principles. ASC 350-30 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company’s adoption of ASC 350-30 in its first quarter of fiscal year 2010 beginning August 3, 2009 did not have a material impact on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805, all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805 will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the August 3, 2009 effective date.

Effect of newly issued but not yet effective accounting pronouncements:

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition— Milestone Method” (Topic 605) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of these ASUs on its consolidated financial statements.

18.	Related Party Transaction

The Company leases one of its buildings in Fort Walton Beach, Florida from MSI Investments TKDC, LLC which is owned, in part, by two current employees of MSI and one individual who serves MSI as a consultant. Rent expense for the thirteen and thirty-nine weeks ended May 2, 2010 was approximately $74,000 and $221,000, respectively; and approximately $73,000 and $216,000, respectively, for the thirteen and thirty-nine weeks ended May 3, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in this Quarterly Report, including without limitation statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy and our plans and the objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Quarterly Report can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should” or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, the outcome of pending litigation, commercialization and trade difficulties and general economic conditions, including the  potential for significant changes in US defense spending under the current US Administration, which could affect future funding of programs and allocations within the budget to various programs and the outcome of pending litigation, as well as the factors set forth in our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K.

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

Explanatory Note

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Herley Industries, Inc. with a business overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results, which we discuss under “Results of Operations.” We then provide an analysis of cash flows under “Liquidity and Capital Resources.” This MD&A should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K/A filed with the SEC on November 30, 2009.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 (the “Report”) filed with the SEC on November 30, 2009, and a discussion of these critical accounting policies and estimates are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition of that Report. As part of our oversight responsibilities, we continually evaluate the appropriateness of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined therein. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.

There have been no material changes to the critical accounting policies or estimates reported in Management’s Discussion and Analysis section of the Report as filed with the SEC.

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

	Thirteen weeks ended			Thirty-nine weeks ended
	May 2,	May 3,		May 2,	May 3,
	2010	2009	% Change	2010	2009	% Change

Net sales	$45,438	$41,811	9%	$139,726	$117,129	19%
Gross profit	$13,652	$11,198	22%	$39,796	$27,471	45%
Gross profit percentage	30.0%	26.8%		28.5%	23.5%
Operating income	$4,115	$3,021	36%	$14,616	$4,940	196%
Bookings	$62,185	$49,065	27%	$141,138	$146,832	(4)%
Backlog (end of period)	$184,091	$182,919	1%	$184,091	$182,919	1%

During the first quarter of fiscal 2009, we completed the acquisition of Eyal Microwave in Israel and its operating results are included within the results from continuing operations beginning in September 2008. In addition, during the second quarter of fiscal 2009, we completed the divestiture of Innovative Concepts, Inc. (“ICI”) which is reported as discontinued operations. The table above and discussion that follows excludes the results of ICI.

Thirteen weeks ended May 2, 2010 and May 3, 2009

Net sales for the third quarter of fiscal 2010 were approximately $45.4 million compared to $41.8 million in fiscal 2009, an increase of $3.6 million, or 9%. The increase in net sales is primarily related to increased deliveries under major production programs, including increases attributable to manufacturing process improvements as well as revenue recognized under certain percentage-of-completion contracts. Domestic and foreign sales were 71% and 29%, respectively, of net sales for the quarter compared to 70% and 30%, respectively, in the prior-year quarter.

Bookings were approximately $62.2 million, of which 60% were domestic and 40% were foreign. This level of bookings compares to bookings of approximately $49.1 million in the prior-year quarter, of which 75% were domestic and 25% were foreign. Bookings in the current quarter were up $13.1 million, or 26.7%, due to an increase in  bookings at our Eyal location of  $5.6 million, primarily due to an order from MABAT, with higher bookings at our Lancaster location up $3.4 million, driven by a $7.5 million order from the Republic of Korea; and a $3.4 million US Navy contract for a Tactical Instrument Landing System for the F/A – 18E/F/G and E-2D Aircraft, in addition to an increase in orders at our CTI division of $3.1 million resulting from  a $5.0 million US Navy contract to provide electronics for the Electronic Attack Aircraft, with increased bookings  experienced  at our New England location of $1.4 million, driven by a $11.7 million award to provide complex microwave assemblies for the US Navy Electronic Attack Aircraft, against a ($.4 million) booking variance experienced at  other Herley locations.

Gross profit in the quarter was $13.7 million (30.0% gross profit margin) compared to $11.2 million (26.8% gross profit margin) last year, an increase of $2.5 million. The increase in gross profit and gross profit percentage during fiscal 2010 is principally resulted from the sales volume increase and improvements in margins related to manufacturing efficiencies as well as a reduction in the estimated costs to complete a contract nearing completion under percentage-of-completion accounting.  On a comparative basis, the third quarter of fiscal 2009 included a provision of $2.0 million for estimated losses on various contracts due to changes in estimated costs required to complete the contracts.

Selling and administrative (“S&A”) expenses for the quarter were $8.0 million, or 17.6% of net sales, compared to $7.5 million, or 18.0% of net sales, in the prior-year quarter. The $.5 million increase in S&A expenses is primarily attributable to increased bid and proposal costs of $.3 million essential to future bookings and increased audit fees of $.2 million.

We recognized a net increase in the quarter of $.9 million in litigation costs driven by a $1.0 million settlement accrual as previously discussed in Note 8 to the Condensed Consolidated Financial Statements.

Operating income during the quarter was $4.1 million compared to $3.0 million last year, which reflects the improved sales volume and gross margin improvements discussed above, partially offset by the negative impact of litigation costs associated with the derivative action settlement discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Interest expense for the most recent quarter was $.1 million, decreasing $.1 million from the same period last year, primarily due to lower average borrowings during the respective periods, as well as lower average interest rates.

We recognized a net foreign exchange loss in the quarter of $.2 million compared to a $.2 million gain last year. Foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary.

The provision for income taxes related to continuing operations for the thirteen weeks ended May 2, 2010 was $1.2 million as compared to $.6 million for the thirteen weeks ended May 3, 2009. The estimated effective tax rate for fiscal year 2010 is approximately 28.0%, which is less than the statutory rate of 35.0%, primarily due to foreign earnings attributable to our Israeli operations which are taxed at an estimated rate of 10% for fiscal 2010, thereby reducing the effective income tax rate by approximately 4%, in addition to an update of our state effective tax rates based upon the most recent filed income tax returns, which reduced the effective tax rate by  approximately 3%.

Basic and diluted earnings per common share from continuing operations for the quarter were $.19, as compared to $.18 per basic and diluted common share for the prior-year quarter.

Thirty-nine weeks ended May 2, 2010 and May 3, 2009

Net sales for the thirty-nine weeks ended May 2, 2010 were $139.7 million compared to $117.1 million in the first thirty-nine weeks of fiscal 2009, an increase of $22.6 million (19.3%). Domestic and foreign sales were 66% and 34% of net sales in the thirty-nine weeks ended May 2, 2010 compared to 68% and 32% for the thirty-nine weeks ended May 3, 2009. The increase in net sales was primarily related to:

  an increase of $5.4  million in revenues driven by the F15/16 programs, associated with our Herley Lancaster and Herley New England locations;
  an increase of $6.4 million in revenues associated with the NGC ICAP/EA 18G program and other  integrated microwave assembly volumes from our Herley CTI location, but at lower average gross margin;
  an increase of $6.2 million associated with sales from our Herley GMIC division in Israel, related to improved production technologies employed in 2010;
  an increase of $3.5 million in revenues generated from increased shipments of Command and Control products out of our Herley Micro Systems location; and
  an increase of $3.2 million associated with the ACLS program out of our Herley Lancaster location.
Bookings were approximately $141.1 million, of which 61% were domestic and 39% were foreign. This level of bookings compares to bookings of approximately $146.8 million in the prior-year thirty-nine weeks ended May 3, 2009. Year-to-date bookings were down $5.7 million, or 3.9%, primarily due to significant bookings in the first quarter of fiscal 2009, including two orders aggregating $12.1 million related to the Trident program. We expect to book additional orders for this program in the fourth quarter of fiscal 2010.

Gross profit in the thirty-nine weeks ended May 2, 2010 was $39.8 million (28.5% of net sales) compared to $27.5 million (23.5% of net sales) for the thirty-nine weeks ended May 3, 2009; an increase of $12.3 million. The increase was primarily due to the following:
  an increase in gross profit of $3.3 million at our Israeli locations, driven by higher sales volume for the period and improved manufacturing productivity;
  an increase in gross profit of $2.8 million for Herley Lancaster associated with improved sales volumes and improved manufacturing productivity;
  an increase in gross profit of $2.8 million at Herley New England due to favorable sales volumes and higher margins for the F15/16 programs, partially offset by  lower margins associated with the Cobra Judy and ICAP program;
  an increase in gross profit of $1.1 million for Herley Micro Systems related to sales volumes and manufacturing efficiencies for the Command and Control products;
  an increase in gross profit for Herley CTI of $.8 million associated with increased sales volumes for integrated microwave assemblies partially offset by lower margins for this product line;
  an increase in gross profit of $2.1 million associated with the negative impact in fiscal 2009 of the program transitions from Herley Farmingdale to other Herley locations; and
  the negative impact on gross profit in fiscal 2009 related to a $2.0 million provision for estimated losses on various contracts due to changes in estimated costs required to complete the contracts.
S&A expenses for the thirty-nine weeks ended May 2, 2010 were $23.4 million, or 16.7% of sales, compared to $22.0 million, or 18.8% of sales, for the same period in fiscal 2009. The thirty-nine weeks ended May 2, 2010 includes $.5 million related to increased sales commissions, additional bid and proposal costs of $.7 million essential to future bookings, and increased consulting expense of $.2 million.

Litigation costs were lower than the prior thirty-nine week period by $.2 million due to the net impact of a $4.0 million settlement of litigation under our D&O insurance policy resulting in the recovery of $1.7 million in legal fees associated with the class action and derivative complaints discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, offset by the impact of accruals of $1.5 million, which included the $1.0 million derivative settlement accrual in the third quarter ended May 2, 2010.

In connection with the resignation of David H. Lieberman, and in recognition of his significant contributions, we entered into an agreement with Mr. Lieberman in January 2010 under which he received a performance payment in the amount of $.9 million.

Other (expense) income for the thirty-nine weeks ended May 2, 2010 was a net expense of $.8 million compared to a net expense of $1.1 million for the thirty-nine weeks ended May 3, 2009, a decrease of $.3 million. Interest expense of $.4 million reflects a decrease of $.5 million over the first thirty-nine weeks of the previous fiscal year primarily due to the reduction of debt during the current-year period. Currency exchange transaction losses of $.4 million recognized in the first thirty-nine weeks of 2010 were $.1 million higher than the prior fiscal year, reflecting a weaker US dollar.

Income from continuing operations before income taxes for the thirty-nine weeks ended May 2, 2010 was $13.9 million compared to $3.9 million for the thirty-nine weeks ended May 3, 2009, an improvement of $10.0 million. The major factors contributing to the improvement included the increase in gross profit for the period of $12.3 million associated with improved sales volumes, manufacturing efficiencies and pricing strategies; the settlement of our D&O insurance litigation resulting in recovery of $1.7 million in legal costs previously expensed; offset by the derivative litigation settlement costs and additional legal fees of $1.4 million; employment settlement costs of $.9 million; increased S&A expenses of $1.4 million, and the impact of the prior-year gain on the sale of the machine shop at Micro Systems of $.6 million.

The income tax expense related to continuing operations in the first thirty-nine weeks of fiscal 2010 was $3.9 million compared to an expense of $.2 million in the comparable period in the prior year. The estimated effective tax rate for fiscal year 2010 is approximately 28%, which is less than the statutory rate of 35%, primarily due to foreign earnings attributable to our Israeli operations which we expect to be taxed at a combined estimated effective rate of 10% for fiscal 2010, thereby reducing our effective income tax rate by approximately 4%; in addition to an update of the state effective tax rates based upon the most recent filed tax returns, which reduced the effective tax rate by 3%.

Basic and diluted earnings per common share for the thirty-nine weeks ended May 2, 2010 were $.73 and $.72 per common share, respectively, compared to basic and diluted earnings per common share of $.24 each for the thirty-nine weeks ended May 3, 2009. The thirty-nine weeks ended May 3, 2009 included a loss of $.03 per basic and diluted common share from discontinued operations.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability will be adequate to finance presently anticipated working capital and capital expenditure requirements as well as other contractual obligations and to repay our long-term debt as it matures.  As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, a consolidated class-action complaint was filed against us and certain of our current and former officers and directors of the Company. A trial date of mid-July is scheduled for this action and at this stage of the proceedings it is not possible to predict what if any liability the Company may have from the securities class action.

Our revenue for the last quarter of fiscal 2010 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at May 2, 2010 was approximately $184 million. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers have accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 19.4% and 11.7% of consolidated net sales from continuing operations for the thirty-nine weeks ended May 2, 2010 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $.6 million at May 2, 2010 and $1.8 million at August 2, 2009. The balance of advanced payments was approximately $8.3 million at May 2, 2010 and $12.7 million at August 2, 2009. The fiscal year 2010 decrease relates to the timing of payments pursuant to the terms of various contracts.

As of May 2, 2010, we have approximately $19.4 million in cash and cash equivalents and approximately $34.9 million available under our bank credit facility, net of specific outstanding stand-by letters of credit of $5.1 million. As of May 2, 2010 and August 2, 2009, working capital was $92.8 million and $81.1 million, respectively, and the ratio of current assets to current liabilities was 3.6 to 1 and 2.5 to 1, respectively.

Net cash provided by operations during the thirty-nine weeks ended May 2, 2010 was approximately $9.6 million compared to net cash provided by operations of $12.1 million in the prior year, a net operating cash flow decrease of approximately $2.5 million.

Significant changes in net cash from operating activities during fiscal 2010 included:

  net income in the current period of $10.0 million compared to $3.2 million in the prior year;
  payments related to employment settlements of $8.1 million;
  payments related to litigation settlements of $3.0 million;
  receipt of Directors and Officers insurance litigation settlement of $1.7 million;
  receipt of the Lockheed claim settlement of $1.5 million;
  a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $4.9 million due to the shipment and billing of contracts on percentage of completion;
  a decrease in trade accounts receivable of approximately $3.2 million primarily due to improved collections;
  a decrease in accounts payable and accrued expenses of approximately $6.2 million primarily as a result of the timing of purchases and payments to vendors; and
  a reduction of $2.4 million in advance payments related to shipments in the period.
Net cash used in investing activities of approximately $3.3 million related to capital expenditures, net of fixed asset sales proceeds. Net cash used in investing activities in the prior-year period of $19.5 million was related to the acquisition of Eyal for $30.0 million and approximately $4.5 million of capital expenditures, partially offset by the proceeds of $15.0 million from the sale of ICI.

Net cash used in financing activities of approximately $1.6 million includes borrowings and repayments under our bank line of credit of approximately $7 million for working capital needs, primarily related to the settlement of certain employment agreements and litigation,  payments of approximately $1.3 million of long-term debt, including payments of approximately $.8 million on the term loan in Israel,  approximately $1.2 million for the repurchase and retirement of 66,032 shares of common stock under our stock buyback program and the acquisition of 22,967 shares of common stock related to a cashless exercise of stock options, and a $.9 million impact from  tax benefits related to the  exercise of stock options. Financing activities in the prior-year period were primarily related to borrowings to fund the acquisition of Eyal.

As of August 2, 2009, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $19.7 million, net of loss carry-backs, and available net operating loss carry-forwards for state income tax purposes of approximately $30.2 million, with expiration dates through 2029. As a result, we do not expect to make significant cash payments for federal or state income taxes for fiscal 2010 based on our internal projections. Further, as a result of the net operating losses, we filed a federal income tax carry-back claim in January 2010 in the amount of $3.6 million, of which approximately $.2 million was received in the current quarter, and we expect to receive the balance of refunds due of approximately $3.4 million in the fourth quarter of fiscal 2010.

Bank Line of Credit

We had no loans outstanding under our bank line of credit at May 2, 2010 or at August 2, 2009. Stand-by letters of credit in the amount of approximately $7.2 million were outstanding at May 2, 2010, of which $5.1 million reduces the amount of credit available under our credit line. We had approximately $34.9 million available under our line at May 2, 2010.

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. In February 2010, we amended our agreement with the bank. We are in compliance with all of our financial covenants at May 2, 2010 and expect to be in compliance with all financial covenants through fiscal 2010 based on our current business outlook. However, we could become non-compliant with one or more of the financial covenants in the future if there is an unfavorable resolution of our outstanding litigation. The covenants under the line of credit may affect our ability to undertake additional debt in the future.

Employment Settlements, Litigation and Related Matters

As previously disclosed in a Current Report on Form 8-K, on May 10, 2010 we  reached a preliminary agreement in the approximate amount of $1.0 million to settle all actions originally filed in 2006 related to the derivative complaints.  We have notified stockholders of the Company of this settlement and they have until June 24, 2010 to communicate any objections to the settlement. The Court scheduled a hearing for July 9, 2010 to hear any objections. We have recorded the settlement as a charge to operations in the thirteen weeks ended May 2, 2010.

In February 2010, we settled our litigation with our Director and Officers (“D&O”) insurance carrier for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the outstanding securities class action and derivative action litigations, and the policy is deemed exhausted. Any further defense costs, possible settlements or an unfavorable outcome of the aforementioned litigations will be borne entirely by us. We received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had been previously advanced.

In 2006, we were served with several class-action complaints against us and certain of our current and former officers and directors. The class action complaints against us and certain of our current and former officers and directors are currently scheduled for trial in mid July 2010.  At this stage of the legal proceedings, it is not possible to predict what, if any, liability we may have from the securities class action. As previously mentioned, any settlements or unfavorable outcomes of the pending litigation will be borne entirely by us.

As previously disclosed in a Current Report on Form 8-K, effective January 8, 2010, David H. Lieberman resigned as a director and Chairman of the Board of Directors of the Company. Mr. Lieberman was appointed to the Company’s Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr. Lieberman determined that it would be in their mutual best interests for the Company to transition to a new Chairman of the Board and for Mr. Lieberman to transition back as counsel to the Company, as well as being able to engage in other business opportunities. During Mr. Lieberman’s Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company’s expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest and thus, Mr. Lieberman will forego the potential value of the restricted stock. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in January 2010 in the amount of $900,000.

In October 2009, we settled a lawsuit with a customer in its entirety, exchanging mutual equivalent releases, to avoid the delays, expense and uncertainty of litigation. Under the terms of the settlement, we paid $2 million to our customer and mutually agreed to a termination of the related purchase order for convenience without further liability to either party.

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

See Note 8 to Condensed Consolidated Financial Statements (Unaudited) in Part I - Item 1 for a discussion of legal proceedings.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, to an aggregate of 3,000,000 shares. As of August 2, 2009, we had repurchased and retired approximately 2,386,000 shares. During the thirty-nine weeks ended May 2, 2010, we repurchased and retired 66,032 shares of our common stock pursuant to this program at an aggregate cost of approximately $856,000, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of May 2, 2010, approximately 548,000 shares are eligible for future purchase under the buyback program.

Contractual Financial Obligations, Commitments and Off-Balance Sheet Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements, and contingent commitments, such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Condensed Consolidated Balance Sheet, while others are required to be disclosed in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new accounting standards updates. See Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of these updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risk have not changed significantly since August 2, 2009. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 2, 2009.

Item 4. Controls and Procedures

(a)              Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with participation of the Company’s management, have evaluated the design, operation and effectiveness of the Company’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company’s reports filed under the Exchange Act as of May 2, 2010.

(b)              Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to Condensed Consolidated Financial Statements (Unaudited) in Part I - Item 1 for a discussion of Legal Proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 –“Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended August 2, 2009, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K/A for the year ended August 2, 2009 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Issuer Purchases of Equity Securities

The following table provides information about our purchases of our Common Stock during each month of the quarter ended May 2, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
February 2010	-	-	2,433,901	566,829
March 2010	8,400	$14.09	2,442,301	558,429
April 2010	10,000	14.92	2,452,301	548,429
Total for quarter ended May 2, 2010	18,400	$14.54

(1) We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. As of May 2, 2010, we acquired an aggregate of approximately 2.5 million shares in the open market, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of Herley Industries, Inc.

31	Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERLEY INDUSTRIES, INC.

BY:	/s/ Anello C. Garefino
Anello C. Garefino, Chief Financial Officer
(Principal Financial Officer)

Date: June 10, 2010