Form 10-K
period 2010-08-01
HERLEY INDUSTRIES INC /NEW
filed 2010-10-14
CIK 47035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-5411

Herley Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2413500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3061 Industry Drive, Suite 200, Lancaster, Pennsylvania	17603
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 397-2777

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value	the NASDAQ Stock Market LLC
(Title of Class)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of $12.24 as reported on The Nasdaq Global Market as of January 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $159,000,000.

The number of shares outstanding of Registrant’s Common Stock, $ .10 par value on October 7, 2010 was 13,792,464.

Documents incorporated by reference: Items 10, 11, 12, 13 and 14 are incorporated by reference into Part III of this Form 10-K from the Herley Industries, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders to be held in January 2011. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

HERLEY INDUSTRIES, INC.

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should” or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission, including the Risk Factors identified in Item 1A. of this Annual report.

You are cautioned not to place undue reliance on the forward-looking statements in this Annual Report, which speak only as of the date of this Annual Report or the date of any document incorporated by reference. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

GENERAL

The Company’s corporate offices are located at 3061 Industry Drive, Lancaster, Pennsylvania 17603. The telephone number of the Company at that location is (717) 397-2777. The Company’s web site is located at www.herley.com. The Company makes its periodic and current reports available, free of charge, on its web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Common Stock is listed on The Nasdaq Global Market under the symbol “HRLY.”

BACKGROUND

We are a leading supplier of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. Our primary customers include large defense prime contractors (including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation), the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). We have served the defense industry since 1965 by designing and manufacturing microwave devices for use in high technology defense electronics applications. Our products and systems are currently deployed on a wide range of high profile military platforms, including the F-16 Falcon, the F/A-18E/F Super Hornet, the E-2C/D Hawkeye, EA-18G Growler, the AEGIS class surface combatants, the EA-6B Prowler, the AMRAAM (Advanced Medium-Range Air-to-Air Missile) missile, CALCM (Conventional Air Launch Cruise Missile), P-8 MMA (Multi-Mission Maritime Aircraft) and unmanned aerial vehicles, or UAVs, as well as high priority national security programs such as National Missile Defense and the Trident II D-5.

ACQUISITIONS

We have grown internally and through strategic acquisitions and have evolved from a component manufacturer to a systems and service provider. We have successfully integrated these acquisitions by targeting microwave technology companies and focusing their strengths into our existing operations. Some of our significant acquisitions have included the following:

•

In January 1999, we acquired General Microwave Corporation of Farmingdale, New York, a manufacturer of microwave components and electronic systems. During fiscal 2009, we closed our manufacturing facility in Farmingdale, NY and transferred its contracts and assets to our other facilities in Whippany, New Jersey; Woburn, Massachusetts; Lancaster, Pennsylvania; and Jerusalem, Israel.

•

In September 2002, we acquired EW Simulation Technology, Limited (“EWST”), a company located in Farnborough, in the United Kingdom. EWST designs, develops and produces electronic warfare simulator systems for prime defense contractors and countries worldwide.

•

In March 2004, we acquired Communication Techniques, Inc. (“CTI”), of Whippany, New Jersey. CTI designs, develops and produces state-of-the-art signal generation components, high performance fast switching synthesizers and integrated assemblies. When CTI was acquired, the majority of these products were for digital radio, SONET, satellite communications, test and instrumentation, data communications, and wired and wireless applications up to 45 Gigahertz (“GHz”) and 45 Gigabits Per Second (“Gb/s”). Since the acquisition, CTI has been focused on applying its high performance products to military applications including radar, EW systems, simulators, and secure wireless communications systems.

•

In February 2005, we acquired Micro Systems, Inc. (“MSI”), Fort Walton Beach, Florida, a market leader in the design and manufacture of command and control systems for the operation of unmanned aerial, seaborne and ground targets.

•

In April 2005, we acquired Innovative Concepts, Inc. (“ICI”), McLean, Virginia, which has a successful history of developing and providing wireless communications technology and real-time embedded systems, software, hardware and high-speed processing in support of the defense industry. On September 18, 2008, the Company executed an agreement with a foreign defense company to divest ICI. On November 10, 2008, the Company sold the stock of ICI for approximately $15 million, of which $750,000 is held in escrow as security for certain indemnification obligations.

•

In September 2008, we acquired Eyal Microwave Industries (“Eyal”), Kibbutz Eyal, Israel, a privately-held Israeli company. Eyal is a leading supplier of a broad range of innovative, high-reliability, RF, microwave and millimeter wave components and customized subsystems for the global defense industry.

BUSINESS STRATEGY

Our goal is to continue to leverage our proprietary technology, microwave expertise and manufacturing capabilities to further expand our penetration in our markets. Our strategies to achieve our objectives include:

•

INCREASE LEVELS OF COMPONENT INTEGRATION AND VALUE ADDED CONTENT. Due to growth of engineering expertise, new product development and acquisitions, we have increased our capability to provide more component integration. Management believes component integration adds value and will enable us to increase content in defense platforms and systems, thereby increasing our competitiveness, revenue and profitability.

•	MAINTAIN LEADERSHIP IN MICROWAVE TECHNOLOGY. We intend to pursue further technological advances through continued investment in internally-funded and customer-funded research and product development.

•

STRENGTHEN AND EXPAND CUSTOMER RELATIONSHIPS. We have developed mutually beneficial relationships with various agencies of the U.S. Government and defense and commercial companies. We expect to continue to build and strengthen these relationships with industry leaders by anticipating and recognizing their needs and providing them with on-time and cost-effective solutions.

•

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

•

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

•

ENHANCE MANUFACTURING CAPABILITIES. We intend to continue to implement process manufacturing automation, and believe that our ability to develop a high level of automated production and test capability will help to further improve our cost effectiveness and time to market.

COMPETITIVE STRENGTHS

Our competitive strengths include:

•

TECHNICAL EXPERTISE. We have developed a leading position in the field of microwave technology through more than 45 years of focus on research and development and through our state-of-the-art design and production capabilities. We have a full range of capabilities including long and short run production, hardware assembly and full-service engineering at our facilities located in Lancaster, Pennsylvania, Woburn, Massachusetts, Whippany, New Jersey, Fort Walton Beach, Florida, Farnborough, England and Jerusalem and Kibbutz Eyal, Israel.

•

HIGH PROPORTION OF LONG-TERM SOLE-PROVIDER PRODUCTION PROGRAMS. We generate a significant proportion of our revenue from continuing, long-term programs, both in the production and upgrade phases, and continue to target high growth, high priority defense programs. Typically, on such long-term defense programs, we are the sole provider of microwave equipment.

•

DIVERSE PRODUCT AND CUSTOMER BASE. We have a diverse product and customer base. The U.S. Government accounted for approximately 15% of our fiscal 2010 revenues. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 20%, respectively, in fiscal 2010. No other customer accounted for 10% or more of consolidated net sales during this period. We are a first-tier supplier to all of the prime defense contractors, as well as a direct supplier to all of the service branches of the U.S. military, including products found on over 120 individual platforms. Foreign customers accounted for approximately 34% of our revenues in fiscal 2010.

•

LONG-STANDING INDUSTRY RELATIONSHIPS. We have established long-standing relationships with the U.S. Government and other key organizations in the aerospace and defense industry after more than 45 years in the defense electronic industry. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements.

•

SUCCESSFUL ACQUISITION TRACK RECORD. We have demonstrated that we can successfully integrate acquired companies. We are experienced at evaluating prospective operations in order to increase efficiencies and capitalize on market and technological synergies.

•

EMPHASIS ON RESEARCH AND DEVELOPMENT. In fiscal year 2010, we spent approximately $16.8 million on new product development, of which our customers funded approximately $7.5 million. Our emphasis on new product development enables us to maintain our technological leadership in current products and to develop new capabilities. This spending helps solidify and strengthen our position on different programs and may serve as a barrier to entry for competitors.

•	EXPERIENCED MANAGEMENT TEAM. Our senior management team averages over 25 years of experience in the defense electronics industry.

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

The following are descriptions of our major systems and products:

Telemetry Systems. Telemetry systems provide wireless data transmission between two or more sites for recording and analysis. Missile, UAV, or target testing on domestic and international test ranges requires flight safety and performance data transmission to maximize flight safety during test operations. Surveillance and intelligence gathering UAVs also require a data transmission downlink and a command and control systems uplink to accomplish their mission. We have developed a telemetry system capability that can be configured to meet individual customers’ needs. Various components of the system include data encoders, transmitters and flight termination receivers. Each has a distinctive role and each is the key to the success of the mission.

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

Command and Control Systems. Our command and control (“C2”) systems are used to remotely fly a large variety of unmanned aerial vehicles, or UAVs, typically aircraft used as target drones or Remotely Piloted Vehicles, or RPVs. Our C2 systems also control land and sea surface targets. Operations have been conducted by users on the open ocean, remote land masses, and instrumented test and training ranges. Our C2 systems are currently in service throughout the world. C2 systems permit a ground operator to pilot a target or a UAV under direct control via an RF datalink or through a pre-planned mission. The mission may be for reconnaissance, where the vehicle is equipped with high definition TV sensors and the necessary data links to send information back to its C2 systems ground station. The UAV may also be used as a decoy, since the operator can utilize electronic payloads and maneuver the aircraft in a manner that will make the small drone appear to be a larger combat aircraft.

With the use of an airborne relay, our Modular Networked TarGet Control Equipment (“MONTAGE”) system affords over-the-horizon C2 using GPS guidance and control of multiple targets from a single ground station. The ability to control multiple targets at increased distances represents a significant product improvement. The MONTAGE is a highly flexible, multiple processor design with high resolution graphics, which can be field-configured within minutes to fly or control any selected vehicle for which it is equipped. The MONTAGE is used in support of missile, aircraft and other weapons systems development and testing and for training purposes. The system meets a growing requirement to test against multiple threats with the automated defense capabilities of ships with the AEGIS radar and the E-2C aircraft.

Transponders. We manufacture a variety of expendable transponders, including range safety, IFF, command and control, and range scoring systems. Transponders are small, expendable, electronic systems consisting of a transmitter, a sensitive receiver and internal signal processing equipment comprised of active and passive components, including microwave subassemblies such as amplifiers, oscillators and circulators. In some applications the transponder receives signals from radars, changes and amplifies the frequency of the signals, and transmits back a reply on a different frequency and at a different signal level. This reply is a strong, noise-free signal upon which the tracking radar can “lock,” and one which is far superior to skin reflection tracking, particularly under adverse weather conditions.

In range safety applications, transponders enable accurate tracking of unmanned aerial vehicles, missiles, and target drones so that position and direction are known throughout flight. In the case of several defense and commercial space vehicles (e.g., Delta, Atlas, Titan and Pegasus), our transponders are tracked by the ground launch team all the way to space orbit, and in certain instances through several orbits, as a reference location point in space to assure that the launch payload has been properly placed in orbit.

IFF transponders, which are used in conjunction with the Federal Aviation Authority Air Traffic Control System, enable ground controllers to identify the unmanned targets, drones and cruise missiles on which these units fly and to vector other manned aircraft safely away from the flight path of the unmanned aerial vehicle.

Command and control transponders provide the link through the telemetry system for relaying ground signals to direct the vehicle’s flight. The uplink from the ground control station, a series of coded pulse groups, carries the signals that command the flight control guidance system of the vehicle. The downlink to the ground provides both tracking signals for range safety, as well as acknowledgment and status of the uplink commands and their implementation in the vehicle. The transponder is therefore the means to fly the vehicle. Scoring systems are mounted on both airborne and sea targets. Scoring systems enable test and evaluation engineers to determine the “miss-distance” between a projectile and the target at which it has been launched.

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

High Power Amplifier. We design and manufacture high power amplifier systems with frequencies ranging from 1.5 Megahertz (“MHz”) to 12 Gigahertz (“GHz”) with power levels from 15 watts up to several kilowatts depending on the frequency. Our high power amplifier applications include, but are not limited to, defense communication, electronic warfare, radar and avionics.

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

Digitally Tuned Oscillators (“DTOs”), Phase Locked Dielectric Resonator Oscillators (“PDROs”), Phase Locked Coaxial Resonator Oscillators (“PCROs”) and Synthesizers. We produce microwave sources, which generate signals that are used in microwave systems as base frequency sources and local oscillators for intermediate frequency generation. Our microwave sources are sold to the U.S. defense industry for high performance communication system applications, for commercial communication systems, and to various foreign governments. We specialize in both fixed frequency oscillators (DTOs, PDROs, and PCROs), as well as tunable frequency synthesizers. Low noise frequency synthesizers are offered over a broad range of tunable bandwidths and switching speeds. Synthesizer products also include fast switching synthesizers used in test, measurement and simulator applications. Increasingly, custom fast switching synthesizers are used in embedded system applications including missile sensors, ground radars, and EW systems to generate the system waveforms and provide local oscillators needed for operation of the sensor.

Simulation Equipment. EW Simulation Technology Limited, a U.K. company and wholly owned-subsidiary, designs and manufactures radar threat and electronic countermeasures simulation equipment for electronic warfare training and test and evaluation applications. Radar threat and countermeasures simulator products include but are not limited to the following:

•

CHAMELEON is a real time electronic countermeasures (“ECM”) jamming simulator. It uses a variety of ECM techniques and radar target modeling for training and testing of both radar and EW operators and systems. The system offers a fully programmable ECM capability using wideband Digital RF Memory (“DRFM”) technology and offers fully coherent jamming in both range and velocity through the use of 8-bit DRFM technology together with Graphical User Interface (“GUI”) software. The CHAMELEON is suited for ground-based and airborne ECM test and training systems.

•

The RSS8000 Series Radar Threat Simulator generates real-time user programmable radar threats and provides output configurations in digital on-board trainer (“OBT”) and RF (RSS series) formats. The system can be used for EW system test and evaluation as well as for EW operator training in laboratory and more rugged environments. The RSS8000 equipment covers the frequency range from 100MHz to 40 GHz and can be configured to suit any application from a portable single RF source unit to multiple RF source and multiple port DF system. The DF systems are available in amplitude, DTOA and/or phase formats with the ports being capable of angular rotation.

•

Mobile EW and Radar Test Systems (“MERTS”) is a mobile EW and radar test system providing a complete portable jamming and radar threat test facility for field use. It provides a turnkey test and evaluation system for field applications and can include both the CHAMELEON and RSS8000 systems integrated into one operational unit. The MERTS equipment is housed within an air-conditioned ISO container mounted on a four-wheel drive truck that allows portable on-site test and evaluation of radar and EW systems as well as operator training.

•

PTS8000 is a new product and is a true multi-spectral portable test suite aimed at the pre-flight test market. This low cost system is modular in design and includes a control unit, a wide band RF test head for testing RWR systems and an Ultra Violet (UV) head for testing Missile Approach Warners (MAW). The design uses the latest UV LED technology and is able to simulate not only missile attack but also small arm and anti-aircraft threats. Enhancements already planned include infra red and laser warner test capability.

RF Simulation Equipment. Micro Systems Inc., a Florida based company and wholly-owned subsidiary, designs and manufactures Digital RF Memories (“DRFM”s), Radar Target Simulators and Radar Environment Simulators for operator training and critical testing of a variety of electronic warfare systems including radars, jammers, and ELINT/SIGINT systems. DRFM technology is also incorporated into ECM systems worldwide. These simulator products include, but are not limited to, the following:

•

Digital RF Memories are subsystems that digitize RF waveforms, store, delay, modulate and eventually replay the RF waveform. These items are used in ECM/Jamming systems, Radar Target Simulators and ECM Simulators;

•

Radar Target Generators capture/replay or generate radar waveforms and transmits signals back to the radar to simulate what the radar would see in an operational environment. Aircraft, missiles, ships, buildings, weather, clutter and ECM can be generated for radar operator training and comprehensive radar system testing; and

•

Radar Environment Simulators (“RES”) also capture/replay or generate radar waveforms and inject them directly into the radar under test. These simulators use either DRFM or Synthesizer/Digital Signal Processing technology to generate the waveforms. Complex graphical user interfaces are provided for the simulator operator to aide in the development of complex environments for the radar. These RES systems are similar to Radar Target Generators, but are typically more complex due to the level of fidelity and processing required by the simulator.

Scientific Products. Our scientific products are used extensively in Nuclear Magnetic Resonance (“NMR”) systems. These amplifiers, which have dual mode capability and can be operated in either a pulsed or continuous wave, cover the frequency ranges of 6 MHz to 950 MHz, with power levels as high as 2.0KW peak power at 10% duty cycle. Scientific customers include Original Equipment Manufacturers (“OEM”), system manufacturers and research centers.

Medical Products. Our medical products vary in complexity from single modules, to rack-mounted amplifiers, to complete systems. The rack-mounted amplifiers and complete systems typically include detection/protection circuitry, built-in power supplies, front panel metering and digital and/or analog interface controls. Both forced air and/or water cooling are used, depending on the customer’s requirements. Our medical products are used in Magnetic Resonance Imaging, or MRI, systems. All amplifiers have dual mode capability and can be operated in both a pulsed or continuous wave mode, and cover the frequency range of 10 MHz to 200 MHz with power levels as high as 12.0KW peak power at 10% duty cycle. Medical customers include OEM as well as universities and research centers.

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

CUSTOMERS

During the fiscal years ended August 1, 2010, August 2, 2009 and August 3, 2008, approximately 15%, 12% and 14% of our net sales respectively, were attributable to contracts directly with offices and agencies of the U.S. Government. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 20%, respectively, of net sales in fiscal 2010, 13% and 16%, respectively of net sales in fiscal year 2009, and each accounted for 12% of total net sales for fiscal year 2008. No other customer accounted for 10% or more of consolidated net sales during fiscal years 2010, 2009 or 2008.

We provide defense electronics equipment to major defense prime contractors for integration into larger platforms and systems. Some of our customers for defense electronics equipment include:

The Boeing Company	BAE Systems	Harris Corporation
Lockheed Martin Corporation	Northrop Grumman Corporation	Raytheon Company

During fiscal 2010, sales to foreign customers accounted for approximately 34% of our net sales. Sales to foreign customers from our domestic locations accounted for approximately 8% of net sales, with the remaining sales generated from the United Kingdom (3%) and Israel (23%). The governments of Israel, Egypt, Japan, South Korea, Taiwan and the United Kingdom are all significant customers. All of our domestic contracts with foreign customers are payable in U.S. dollars. Contracts with customers originating in Israel and England are either in U.S. dollars or the local functional currency. International sales are subject to numerous risks, including political and economic instability in foreign markets, currency and economic difficulties in the Pacific Rim, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Our international sales are also subject to our obtaining export licenses for certain products and systems.

SALES AND MARKETING

We market our products worldwide to the United States Government, prime contractors and various countries in defense markets, and to OEM, research institutions and universities in commercial markets. Sales are primarily through a sales force generally organized by geographic territory and markets. In addition, we have contracts with manufacturers’ representatives in the United States and international representatives who are located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industrial shows in the commercial, medical, satellite communications and defense markets.

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

We also produce microwave components that are sold through our catalog, which for more than forty years has been an industry leader, and sell attenuating devices and IQ modulation and phase shifters through the Microwave Engineer’s Handbook.

MANUFACTURING

We manufacture our products from standard components, as well as from items that are manufactured by vendors to our specifications. A majority of our defense electronics and commercial assemblies and subsystems contain proprietary technology which is designed and tested by our engineers and technicians and is manufactured at our own facilities.

We continue to invest in improving our proprietary manufacturing processes and the automation of the manufacturing processes. Automation is critical in meeting our customers’ demands for price competitiveness, world class quality and on-time delivery. We are also investing to enhance our responsiveness to the production demands of our customers.

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

Our primary manufacturing facilities have been registered by internationally recognized and accredited certification bodies to the ISO 9001:2008 standard. ISO 9001:2008 provides the requirements for Quality Management Systems (“QMS”) encompassing product design, manufacturing, delivery, installation and servicing. The registration of the Company’s facilities to the most comprehensive ISO 9001:2008 QMS standard provides assurance of our facilities’ continuing ability to satisfy quality requirements and to enhance customer satisfaction in supplier-customer relationships. Assembly, testing, packaging and shipment of products are done at our manufacturing facilities located in the following cities:

Lancaster, Pennsylvania

Woburn, Massachusetts

Whippany, New Jersey

Fort Walton Beach, Florida

Jerusalem, Israel

Kibbutz Eyal, Israel

Farnborough, England

BACKLOG

Our funded backlog of orders, which are covered by signed contracts or purchase orders, was approximately $187 million on August 1, 2010 as compared to $182 million at August 2, 2009. There was no unfunded backlog at August 1, 2010. Of our total backlog at August 1, 2010, $117 million (63%) is attributable to domestic orders and $70 million (37%) is attributable to foreign orders which includes the backlog of orders at our Israel and UK operations as well as domestic orders for shipment to foreign customers.

Our backlog of orders is subject to change including possible cancellation of orders, change orders to contracts and other factors which may be beyond our control. Accordingly, our backlog is not necessarily indicative of the revenues and earnings which may be realized when the results of such contracts are reported in the financial statements. Management anticipates that approximately 85% of the backlog at August 1, 2010 will be shipped during the fiscal year ending July 31, 2011.

Approximately 95% of our backlog consists of firm fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, we agree to deliver products at a fixed price, subject to adjustment for costs incurred because of change orders issued by the customer. The remaining contracts are primarily cost reimbursement type contracts.

In accordance with Department of Defense procedures, all contracts involving government programs may be terminated by the government, in whole or in part, at the government’s discretion for cause or convenience. In the event of a termination for convenience, prime contractors on such contracts are required to terminate their subcontracts on the program, and the government or the prime contractor is obligated to pay the costs incurred by us under the contract to the date of termination plus a fee based on the work completed.

PRODUCT DEVELOPMENT

We believe that our growth depends, in part, on our ability to renew and expand our technology, products, and design and manufacturing processes with an emphasis on cost effectiveness. We focus our primary efforts on engineering design and product development activities rather than pure research. Our policy is to assign the required engineering and support people, on an ad hoc basis, to new product development as needs require and budgets permit. The cost of these development activities, including employees’ time and prototype development, was approximately $16.8 million in fiscal 2010, $22.5 million in fiscal 2009 and $20.7 million in fiscal 2008. The portion of these costs not reimbursed by customers was approximately $9.3 million in fiscal 2010, $12.0 million in fiscal 2009 and $18.1 million in fiscal 2008. Spending on development programs has been undertaken to continue to provide future business opportunities for the Company. Future product development costs will depend on the availability of appropriate development opportunities within the markets served by the Company.

COMPETITION

The microwave component and subsystems industry is highly competitive, and we compete against many companies, both foreign and domestic. Many of these companies are larger, have greater financial resources and are better known. As a supplier, we also experience significant competition from the in-house capabilities of our customers.

Competition is generally based upon technology, design, past performance and price. Our ability to compete depends, in part, on our ability to offer better design and performance than our competitors and the readiness of our facilities, equipment and personnel to complete the programs. Many of the programs in which we participate are long standing programs in which we are the sole provider of our product.

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

As previously disclosed, an example of the impact of government regulation on our business was the Administrative Agreement dated October 12, 2006 that we entered into with the Department of the Navy, on behalf of the Department of Defense. The Administrative Agreement required us, among other things, to implement a comprehensive program of compliance reviews, audits and reports and to sever our relationship with a former chairman of the Board of Directors. In return, the Navy, on behalf of the Department of Defense, terminated a previous suspension of certain of our operations from receiving new contract awards from the U.S. Government. The Administrative Agreement expired on October 12, 2010.

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

EMPLOYEES

As of August 1, 2010, we had 1,012 full-time employees, none of whom are represented by a labor union, as follows:

Executive	10
Administration	70
Manufacturing	698
Engineering	168
Sales and Marketing	66

Total	1,012

We believe that our future success will depend, in part, on our continued ability to recruit and retain highly skilled technical, managerial and marketing personnel, including microwave engineers. To assist in recruiting and retaining such personnel, we have established competitive benefits programs, including a 401(k) employee savings plan for our U.S. employees, and stock plans.

Item 1A.	Risk Factors

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to “Forward-Looking Statements” included elsewhere in this report.

Risks Related to Recent Legal Proceedings

For information regarding these matters, see Legal Proceedings beginning on page 18 and Note F on page F-18 of this Form 10-K.

Risks Related to Our Business

A significant percentage of our sales are under government contracts which are only partially funded initially and may lose funding or may be terminated in future years.

Approximately 62%, 61% and 62% of our net sales for fiscal 2010, 2009 and 2008, respectively, were made to United States government agencies and their contractors and subcontractors for defense programs. We expect our sales to United States government agencies and their contractors and subcontractors to continue at the current level over the near future. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our business, financial condition and results of operations.

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

We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years. This trend continued with the former President’s budget request for fiscal year 2009, which reflected the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism. Future defense budgets and appropriations for our programs and contracts may be affected by possibly differing priorities of the current Administration, including budgeting constraints stemming from the economic recovery and stimulus plans.

Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth. However, government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the U.S. government’s budget formulation and appropriation processes, and may be impacted by the changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. We believe that our programs are a high priority for national defense, but there remains the possibility that one or more of our programs will be reduced, extended or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could have a negative impact on our business, financial condition and results of operations.

Fixed-price contracts are common in all of our markets and may increase risks of cost overruns and product non-performance.

Our customers set demanding specifications for product performance, reliability and cost. Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected or if products do not perform as forecasted. Operating income is adversely affected when we incur contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete increase due to technical challenges, manufacturing difficulties or delays, or workforce-related issues, or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. A significant change in cost estimates on one or more programs could have a material adverse effect on our consolidated financial position or results of operations. The expense of producing products can rise due to increased cost of materials, components, labor, capital equipment or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future which could negatively affect our profitability.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of our self-imposed efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial reporting and performance. See Critical Accounting Policies and Estimates in Part II, Item 7.

Revenues from our contracts are primarily recognized when products are shipped. Approximately 95% of our contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Historically approximately 12% of our revenues are derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting on the cost to cost method. Under this method, revenue is recorded based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Estimating costs at completion on these long-term contracts, particularly due to the technical nature of the contract requirements, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Due to the size of many of our contracts, changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Our earnings and margins depend, in part, on our ability to perform under contracts and on subcontractor performance as well as raw material and component availability and pricing.

When negotiating contracts, management makes assumptions and projections about future conditions and events, which may extend over long periods. These projections may involve the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these circumstances or estimates, or if we face unanticipated contract costs, the profitability of one or more of these contracts may be adversely affected.

We also rely on other companies to provide raw materials and major components for our products and rely on subcontractors to produce hardware elements and sub-assemblies and perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors and vendors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of the vendors or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

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

We obtain many of our U.S. Government contracts through a competitive bidding process. We cannot provide assurance that we will continue to win competitively awarded contracts or that awarded contracts will generate revenues sufficient to result in our profitability. We are also subject to risks associated with the following:

•	the frequent need to bid on programs in advance of the completion of their design (which may result in unforeseen technological difficulties and cost overruns);

•

the substantial time and effort, including the relatively unproductive design and development required to prepare bids and proposals, spent for competitively awarded contracts that may not be awarded to us;

•	design complexity and rapid technological obsolescence; and

•	the constant need for design improvement

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

U.S. Government contractors must comply with significant procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. If procurement requirements change, our costs of complying with them could increase and reduce our margins.

United States agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The United States Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the United States Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We are also, from time to time, subject to U.S. Government investigations relating to our operations and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, if we are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly, as defined by the law. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on us.

Our international sales and operations are subject to risks related to doing business in foreign countries.

In fiscal 2010, 2009 and 2008, sales to international customers comprised approximately 34%, 33% and 33%, respectively, of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We also currently maintain manufacturing facilities in the United Kingdom and Israel. Our two manufacturing facilities in Israel, as well as our international sales, are subject to numerous risks, including political, economic and restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, the complexity and necessity of using non-U.S. representatives and consultants, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The governments of Japan, South Korea, Taiwan and the United Kingdom are all significant customers. Our international sales also are subject to us obtaining any required export licenses for certain products and systems. We cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable. Substantially all of our revenues in fiscal 2010 at our domestic locations, and our operations in Israel, were denominated in U.S. dollars, and we intend to continue to enter into U.S. dollar-denominated contracts. Revenues reported at our EWST (U.K.) facility, which are primarily denominated in Pounds Sterling, account for approximately 2% to 4% of our consolidated net sales in U.S. dollars over the last three fiscal years. In addition, fluctuations in currency could adversely affect our customers, which may lead to delays in the timing and execution of orders.

We rely on a small number of significant customers.

A significant part of our sales have historically come from contracts with agencies of, and prime contractors to, the U.S. government. Net sales directly to the U.S. government accounted for 15% of fiscal year 2010 net sales. Additionally, approximately 47% of our net sales were attributable to our next five largest customers for fiscal year 2010, including Lockheed Martin Corporation and Northrop Grumman Corporation, each accounting for approximately 13% and 20%, respectively, of net sales in fiscal 2010. These customers also derive substantial portions of their revenues from contracts with agencies of, and in some cases as prime contractors to, the U.S. Government. Therefore, our reliance on the U.S. Government as a customer, directly and indirectly through our customers, is substantial. Variations in the demand for our products by any of these direct and indirect customers could have a serious, adverse impact on our performance. If we were to lose any of these or any other major customers, or if orders by any major customer were otherwise to be delayed or reduced, including reductions due to market or competitive conditions in commercial markets or further decreases in government defense spending, then our business, financial condition and results of operations would be adversely affected.

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

Changes to Generally Accepted Accounting Principles (“GAAP”) arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the United States Government may issue new or revised cost accounting standards or cost principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others.

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

Environmental laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract while they are listed by the EPA. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment.

A failure to attract and retain technical personnel could reduce our revenues and our operational effectiveness.

There is a continuing demand for qualified technical personnel. We believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense, and there are a limited number of persons, especially engineers, with knowledge of and experience in microwave technology. Our design and development efforts depend on hiring and retaining qualified technical personnel. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented compliance controls, policies and procedures to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, competition and data privacy. However we cannot ensure that we will prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil or criminal investigations, monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

The markets in which we operate are competitive.

We operate in highly competitive markets. We anticipate higher competition in some of our core markets as a result of the reduction in budgets for many U.S. Government agencies and fewer new program starts. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may limit certain future market opportunities. Additionally, some customers, including the Department of Defense, are more frequently turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

The competitive environment is also affected by an increase in bid protests from unsuccessful bidders on new program awards. Bid protests could result in the award decision being overturned, requiring a re-bid of the contract. Even where a bid protest does not result in a re-bid, the resolution extends the time until the contract activity can begin which may reduce our earnings in the period in which the contract would otherwise have commenced.

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

The defense industry in particular has experienced substantial consolidation due, among other things, to increasing pressures for cost reductions. This has substantially increased competitive pressures and introduced delays in contract funding and awards into our historical markets in the defense industry. Many of our competitors are larger than us and have substantially greater financial and other resources than we have. As a supplier, we also experience significant competition from the in-house capabilities of our customers. We are facing increased international competition and cross-border consolidation of competition. Our ability to compete for defense contracts largely depends on the following factors:

•	our ability to offer better performance than our competitors;

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete; and

•	the effectiveness and innovations of our research and development programs.

We may encounter difficulties in effectively integrating acquired businesses.

As part of our business strategy, we have augmented our technology base by acquiring companies with compatible or related products. Historically, we have acquired a number of such companies and products and have integrated those companies into our business. These and any future acquisitions we make will be accompanied by the risks commonly encountered in acquisitions of companies, which include, among other things:

•	potential exposure to unknown liabilities of acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	difficulty and expense of assimilating the operations and personnel of the companies, especially if the acquired operations are geographically distant;

•	potential disruption of our ongoing business and diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	difficulties in adopting and maintaining uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management; and

•	possible dilution to our shareholders.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of August 1, 2010, was approximately $187 million. Approximately 85% of this backlog is expected to be filled within twelve months. Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

Risks Related to Our Securities

Our stock price has fluctuated significantly and may continue to do so.

A number of factors could cause the market price of our common stock to fluctuate significantly, including:

•	our quarterly operating results or those of other defense companies;

•	the public’s reaction to our press releases, announcements and our filings with the Securities and Exchange Commission;

•	changes in earnings estimates or recommendations by research analysts;

•	changes in general conditions in the U.S. economy, financial markets or defense industry;

•	natural disasters, terrorist attacks or acts of war; and

•	other developments affecting us or our competitors.

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Market volatility and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers.

The financial and credit markets recently experienced levels of volatility and disruption, reducing the availability of credit for certain issuers. Historically, we have occasionally accessed these markets to support certain business activities including, acquisitions, capital expansion projects, refinancing existing debt and issuing letters of credit. In the future, we may not be able to obtain capital market financing or credit availability on similar terms, or at all, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The tightening of credit could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing could cause us to be unable to meet our contract obligations and could adversely affect our results of operations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing shareholders. Our incorporation under Delaware law, the acceleration of the vesting of outstanding stock options, including options that we have granted upon a change in control, and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our current operating facilities are as follows:

Location	Purpose of Property	Area	Owned or Leased
Lancaster, PA	Corporate headquarters, production, engineering and administration	86,200 sq. ft.	Owned
Woburn, MA	Production, engineering and administration	65,600 sq. ft.	Owned
Whippany, NJ	Production, engineering and administration	23,000 sq. ft.	Leased
Fort Walton Beach, FL	Production, engineering and administration	20,000 sq. ft.	Owned
Fort Walton Beach, FL (1)	Production, engineering and administration	31,500 sq. ft.	Leased
Chantilly, VA	Engineering and administration	5,500 sq. ft.	Leased
Jerusalem, Israel	Production, engineering and administration	35,000 sq. ft.	Leased
Kibbutz Eyal, Israel (2)	Production, engineering and administration	40,000 sq. ft.	Leased
Farnborough, England	Production, engineering and administration	7,570 sq. ft.	Leased
Chicago, IL	Engineering and administration	3,000 sq. ft.	Leased
Irvine, CA	Engineering and administration	5,100 sq. ft.	Leased
Lancaster, PA	Land held for expansion	37Acres	Owned
Syosset, NY	Engineering and administration	4,000 sq. ft.	Leased

(1)

Prior to the acquisition of Micro Systems, Inc. (“MSI”) as of February 1, 2005, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by three individuals, two of whom are currently employees of MSI and one serves as a consultant. This lease has an original term of 15 years, ending December 31, 2012. The lease costs currently are approximately $299,000 on an annual basis, including the tenant’s obligation to pay for insurance and property taxes. The base lease rate is adjusted every January for changes in the consumer price index, using 1997 as the base year.

(2)	Eyal, acquired in September 2008, has an existing lease with a term expiring December 31, 2019 at an annual cost of approximately $275,000.

We believe that these facilities are adequate for our current and presently anticipated future needs.

Item 3.	Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. While any litigation contains an element of uncertainty, we believe that the outcome of such litigation will not have a material adverse effect on our financial position or results of operations. Among such legal proceedings is an action brought against us by a competitor in October, 2009. This action alleges that, through the actions of three former employees of the plaintiff, the Company improperly obtained trade secrets to unfairly compete against the plaintiff in seeking and ultimately winning certain contracts with third parties. Also named as defendants in this action are Micro Systems, Inc., a subsidiary of the Company, and the three former employees of the plaintiff, two of whom are current or former employees of Micro Systems, Inc.

The action alleges misappropriation of trade secrets and seeks Two Million Dollars ($2,000,000) in compensatory damages, and an unspecified sum in punitive damages and legal fees. We have vigorously defended this action and deny any allegation that we improperly obtained and/or misappropriated the plaintiff’s trade secrets and proprietary information. Discovery in this case has commenced and the anticipated trial date for the action is May of 2011. At this stage of the proceedings, it is not possible to predict what, if any, liability we may have from this action. The parties are currently in settlement discussions in an effort to attempt to resolve the matter before both sides incur significant legal fees and costs. Disclosure of this action is being made at this time in light of the anticipated trial date and the current settlement discussions.

In July 2010, we reached an agreement to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-cv-2596 (JRS). As previously disclosed, between June 2006 and August 2006, we and certain of our current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of our stock during the period October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, we and the Individual Defendants have steadfastly maintained that the claims raised in the securities class action were without merit, and have vigorously contested those allegations. As part of the settlement, we and the Individual Defendants continue to deny any liability or wrongdoing under the securities laws. The terms of the settlement provide for, in part, the dismissal of the litigation against us and all of the Individual Defendants, and the creation by us of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claim. Upon final approval of the settlement by the Court, in August 2010 we paid $10 million out of existing cash reserves to create the settlement fund.

In May, 2010 we reached an agreement to settle all stockholder derivative actions originally filed in 2006. The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company. All of the defendants previously denied any wrongdoing and, under the settlement agreement, we and the other defendants continue to deny any breach of fiduciary duties or any other improper actions. Under the terms of the settlement, as approved by the Court, we have agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies. The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment. In addition, the Court awarded plaintiffs’ counsel the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action. We paid this award in August 2010.

In February 2010, we settled our litigation with our Director and Officers insurance carrier for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the securities class action and derivative action litigation, and the policy is deemed exhausted. We received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had previously been advanced.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Price Range of Class A Common Stock

Our Common Stock is traded in The Nasdaq Global Market under the symbol “HRLY”. The following table sets forth the high and low closing sales price as reported by The Nasdaq Global Market for our Common Stock for the periods indicated.

	Common Stock
	High	Low
Fiscal Year 2010
First Quarter	14.17	11.05
Second Quarter	14.10	10.20
Third Quarter	15.65	11.77
Fourth Quarter	15.84	13.51
Fiscal Year 2009
First Quarter	20.25	11.93
Second Quarter	14.27	9.67
Third Quarter	13.15	7.68
Fourth Quarter	12.42	9.56

The closing price on October 6, 2010 was $16.68.

Approximate Number of Equity Security Holders

As of October 6, 2010, there were approximately 136 holders of record and approximately 2,700 beneficial holders of our Common Stock.

Dividends

We have not paid cash dividends in the Company’s history. Our Board of Directors evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth the indicated information as of August 1, 2010 with respect to our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,499,993	$14.59	442,250
Equity compensation plans not approved by security holders	838,607	$16.81	633,900

Total	2,338,600	$15.38	1,076,150

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table provides information about our purchases of our Common Stock during each month of the quarter ended August 1, 2010:

Period Ended	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
May 30, 2010	—	—	2,452,301	548,429
June 27, 2010	—	—	2,452,301	548,429
August 1, 2010	8,008	$15.41	2,460,309	540,421

Total for quarter ended August 1, 2010	8,008	$15.41

(1)

We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3.0 million shares of our common stock. As of August 1, 2010, we acquired an aggregate of approximately 2.5 million shares in the open market, all of which have been retired. The timing and amount of future share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things.

Performance Graph

The following chart sets forth the cumulative total stockholder return to our stockholders during the five-year period ended August 1, 2010, as well as an overall stock market index (NASDAQ Composite Index) and the Company’s peer group index (S&P Aerospace & Defense Index):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Herley Industries, Inc., The NASDAQ Composite Index

and The S&P Aerospace & Defense Index

	7/05	7/06	7/07	7/08	7/09	7/10
Herley Industries, Inc.	100.00	54.91	72.72	81.17	62.33	79.22
NASDAQ Composite	100.00	97.54	120.58	107.55	92.26	106.16
S&P Aerospace & Defense	100.00	116.90	151.62	131.28	101.33	129.91

*	$100 invested on 7/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Item 6.	Selected Financial Data (in thousands, except per share data):

			53 weeks ended August 3, 2008
	52 weeks ended			52 weeks ended
	August 1, 2010	August 2, 2009		July 29, 2007	July 30, 2006
Consolidated Statements of Operations Data:
Net sales (1)	$188,123	$160,089	$136,088	$137,850	$149,979

Cost and expenses:
Cost of products sold	134,329	132,648	107,848	99,205	111,358
Selling and administrative expenses	31,403	28,981	28,349	27,305	26,804
Impairment of goodwill and other intangible assets	—	44,151	—	—	—
Litigation costs, net of recovery settlement	782	1,786	5,550	1,674	2,230
Litigation settlements (3)	10,975	—	15,542	—	—
Employment contract settlement costs (2)	900	10,553	—	8,914	—

Operating income (loss)	$9,734	$(58,030)	$(21,201)	$752	$9,587

Income (loss) from continuing operations	$7,014	($40,720)	($10,684)	$2,399	$7,662
(Loss) income from discontinued operations	—	(456)	338	719	2,692

Net income (loss)	$7,014	$(41,176)	$(10,346)	$3,118	$10,354

Earnings (loss) per common share - Basic:
Income (loss) from continuing operations	$0.51	($3.00)	(0.78)	$0.17	$0.53
(Loss) income from discontinued operations	—	(.03)	0.02	0.05	0.19

	$0.51	($3.03)	($0.76)	$0.22	$0.72

Earnings (loss) per common share - Diluted:
Income (loss) from continuing operations	$0.50	$(3.00)	$(0.78)	$0.17	$0.51
(Loss) income from discontinued operations	—	(.03)	0.02	0.05	0.18

	$0.50	$(3.03)	$(0.76)	$0.22	$0.69

Consolidated Balance Sheet Data:
Total Assets	$226,614	$228,285	$259,418	$262,593	$251,450
Total Current Liabilities	$47,176	$52,795	$43,925	$34,958	$33,351
Long-Term Debt, net of current portion	$10,881	$12,246	$7,092	$5,951	$5,948
Long-Term Portion of Litigation Settlement (3)	$—	$—	$892	$—	$—
Long-Term Portion of Employment Settlement Agreements (2)	$1,437	$2,827	$3,074	$4,117	$—
Other Long-Term Liabilities	$8,136	$8,361	$2,161	$1,311	$1,265

Notes to Selected Financial Data:

(1)	See “Acquisitions” under Item 1. “Business”.
(2)	See Note I of Notes to Consolidated Financial Statements.
(3)	See Note F of Notes to Consolidated Financial Statements.
(4)	No cash dividends have been distributed in any of the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ which follow are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should” or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission including the risk factors identified in Item 1A of this Annual Report.

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

OVERVIEW

This Overview is intended to provide a context for Management’s Discussion and Analysis of Financial Condition and Results of Operations which should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in Item 8 of Part II of this Annual Report on Form 10-K. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are a leading supplier of microwave products and systems primarily for use in flight instrumentation, weapons sensors, electronic warfare systems and command and control systems. To a lesser extent, we also provide power amplifiers for use in nuclear magnetic resonance and magnetic resonance imaging systems for scientific and medical use. We operate in a single business segment consisting of research, engineering, product development, and the manufacturing of complex microwave radio frequency (RF) and millimeter wave components and subsystems, supplying products for defense and space customers worldwide. We employ approximately 1,000 persons and operate seven manufacturing facilities, four in the U.S., one in the United Kingdom and two in Israel.

Our primary customers include large defense prime contractors including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation, as well as the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). The U.S. Government is our single largest customer (including direct sales of 15% of our net sales in fiscal 2010) with approximately 62% of our annual net sales tied, either directly or indirectly, to government contracts, including shipments from our Israeli operations. Any increase or cut in defense appropriations could have a significant impact on our net sales. Moreover, our contracts are highly concentrated, with our top 5 customers accounting for 47% of our net sales in fiscal 2010 (in addition to the direct sales to the U.S. Government of 15%).

Our goal is to continue to leverage our proprietary technology, microwave expertise and manufacturing capabilities to further expand our penetration in our market by:

•	increasing levels of component integration and value added content;

•	maintaining leadership in microwave technology;

•	strengthening and expanding customer relationships;

•	capitalizing on outsourcing dynamics in the aerospace and defense industry;

•	pursuing strategic acquisitions; and

•	enhancing manufacturing capabilities.

We believe our competitive strengths include:

•	our technical expertise;

•	our high proportion of longer-term sole-provider production programs;

•	a diverse customer base;

•	long-standing industry relationships;

•	a successful acquisition track record;

•	our emphasis on research and development; and

•	our experienced management team.

Significant Events

Certain notable events or activities affecting our fiscal year 2010 consolidated financial results included the following:

In July 2010, in connection with the legal matters discussed in NOTE F - COMMITMENTS AND CONTINGENCIES, “Litigation” of Notes to our Consolidated Financial Statements, we reached an agreement to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-CV-2596 (JRS). As previously disclosed, between June 2006 and August 2006, we and certain of our current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of our stock during the period October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, we and the Individual Defendants have steadfastly maintained that the claims raised in the securities class action were without merit, and have vigorously contested those allegations. As part of the settlement, we and the Individual Defendants continue to deny any liability or wrongdoing under the securities laws. The terms of the settlement provide for, in part, the dismissal of the litigation against us and all of the Individual Defendants, and the creation by us of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claim. Upon final approval of the settlement by the Court, in August 2010 we paid $10 million out of existing cash reserves to create the settlement fund.

In May, 2010 we reached an agreement to settle all stockholder derivative actions originally filed in 2006 in the United States District Court for the Eastern District of Pennsylvania at Docket No. 06-CV-2964 (JRS). The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company. All of the defendants previously denied any wrongdoing and, under the settlement agreement, we and the other defendants continue to deny any breach of fiduciary duties or any other improper actions. Under the terms of the settlement, as approved by the Court, we have agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies. The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment. In addition, the Court awarded plaintiffs’ counsel the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action. We paid this award in August 2010.

In February 2010, we settled our litigation with our Director and Officers insurance carrier for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the securities class action and derivative action litigation, and the policy is deemed exhausted. We received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had previously been advanced.

Senior Management Changes

Effective January 8, 2010 and concurrent with the resignation of David H. Lieberman discussed below, our current director John A. Thonet, P.E., P.P. was elected as an executive, serving in the capacity of Chairman of the Board. Mr. Thonet has been a member of our Board of Directors since 1991 recently serving as Secretary of the Corporation. On June 15, 2010, we entered into an Employment Agreement (“Agreement”) with Mr. Thonet pursuant to which he will continue to be employed and compensated in his capacity as Chairman of the Board and will serve as a consultant to us for a period of three years following the end of his employment term at an annual rate of fifty (50%) percent of his salary in effect at the end of his employment, subject to annual increases for cost of living changes. The compensation arrangements under the Agreement replaced the initial compensation arrangements reported in a Current Report on Form 8-K filed on February 16, 2010. The Agreement has a term of three years that renews daily so that, at all times, the remaining term is three years. Mr. Thonet will receive a base salary of $475,000 per year, subject to a cost of living adjustment, and an annual bonus as determined by the Compensation Committee of our Board of Directors. He is also eligible to participate in any long-term incentive compensation plan established for his benefit or the benefit of other members of senior management. In connection with the execution of the Agreement, Mr. Thonet received an award of 100,000 shares of our restricted stock, which vest in equal annual installments over five years. In addition to participating in the employee benefit plans available to our senior executives or employees generally, Mr. Thonet will be reimbursed for all medical expenses incurred by him or his spouse that are not reimbursed by insurance or otherwise offset by Medicare should he and his wife, when eligible, elect Medicare coverage.

Effective January 8, 2010, David H. Lieberman resigned as our Chairman of the Board of Directors. Mr. Lieberman was appointed to our Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, we and Mr. Lieberman determined that it would be in our mutual best interests for us to transition to a new Chairman of the Board and for Mr. Lieberman to engage in other business opportunities. During his Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded our expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest, and, thus, he will forego the potential value of the restricted stock previously granted to him. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to the Company, we entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

Effective October 5, 2009, Howard Eckstein was appointed General Manager for our Lancaster, Pennsylvania facility and in September 2010 was appointed Senior Vice President of the Company. Mr. Eckstein was granted 10,000 stock options under our stock plans, vesting over a three year period and exercisable at a price of $12.45, and was awarded 5,000 shares of our common stock, which also vest over a three year period. Mr. Eckstein has also been provided with an employee retention agreement which affords him certain rights in the event of a change in control of the Company.

Outlook

During 2009, the United States and global economies endured a period of substantial economic uncertainty, and the related financial markets experienced significant volatility. While the financial markets showed signs of stabilization in the second half of 2009, the U.S. and global economies are still recovering, and some companies continue to struggle. If the future economic environment continues to be less favorable than it has been in recent years, we could be negatively impacted if the financial viability of certain of our subcontractors and key suppliers is impaired.

We conduct business primarily with U.S. Government prime defense contractors under long-term contracts, and we have not materially changed our product and service offerings due to the current economic conditions. The U.S. Government’s budgetary processes give us good visibility regarding future spending and the threat areas that it is addressing. We believe that our current contracts, and our strong backlog of previously awarded contracts, align well with our customers’ future needs, and these factors provide us with good insight regarding future cash flows from our business. Nonetheless, we recognize that no business is completely immune to the current economic situation, and new policy initiatives could adversely affect future defense spending levels, which could lower our expected future revenues. Certain programs in which we participate may be subject to potential reductions due to a slower rate of growth in the U.S. Defense Budget and funds being utilized to support the ongoing conflicts in Iraq and Afghanistan.

We believe that our portfolio of technologically advanced, innovative products, services, and integrated solutions will generate revenue growth in 2011 and beyond, despite the trend of slower growth rates in the U.S. defense budget.

Liquidity Trends

In light of the ongoing economic situation in the United States, we have evaluated our future liquidity needs, both from a short-term and long-term perspective. We expect that cash on hand at the beginning of the year plus cash generated from operations and cash available under our credit line will be sufficient in 2011 to service debt, finance capital expenditure requirements and to pay federal, foreign, and state income taxes. We have a committed $40.0 million credit facility with approximately $35.3 million available at August 1, 2010, net of outstanding stand-by letters of credit of $4.7 million, with a maturity date of March 31, 2012 that can be accessed on a same-day basis.

We believe we can obtain additional capital to provide for long-term liquidity, if necessary, from such sources as the public or private capital markets, the sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets.

Economic Opportunities, Challenges, and Risks

Today the United States faces a complex and rapidly changing national security environment. The defense of the U.S. and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts and cyber attacks, responses to which are increasingly dependent upon early threat identification. National responses to such threats can require unilateral or cooperative initiatives ranging from dissuasion, deterrence, active defense, security and stability operations, or peacekeeping. We believe that the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives. As a result, the U.S. and its military coalitions increasingly rely on sophisticated systems providing long-range surveillance and intelligence, battle management, and precision strike capabilities. Accordingly, defense procurement spending is expected to include the development and procurement of military platforms and systems demonstrating stealth, long-range, survivability, persistence and standoff capabilities. Advanced electronics and software that enhance the capabilities of individual systems and provide for the real-time integration of individual surveillance, information management, strike, and battle management platforms will also be a priority.

The United States is engaged in a multi-front, multi-decade struggle that we expect will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The recently released 2010 Quadrennial Defense Review emphasizes the related challenge of rebuilding readiness at a time when DoD is pursuing growth, modernization and transformation of its forces and capabilities. We do not expect defense requirements to change significantly in the foreseeable future, and the size of national security budgets is expected to remain responsive. The fiscal year 2011 budget submitted by the President requests $548.9 billion in discretionary authority for the DoD base budget (and an additional $159 billion to support contingency operations), representing a slight increase over the 2010 budget. Although the President’s budget request proposes reductions to certain programs in which we participate or for which we expect to compete, we believe that spending on recapitalization and modernization of defense and homeland security assets will continue to be a national priority.

Our substantial new competitive opportunities include unmanned vehicles, reconnaissance and surveillance platforms, missile defense radar, restricted programs, and several international security programs. In pursuit of these opportunities, we continue to focus on operational and financial performance for continued improvements in earnings in 2011 and beyond.

In addition to domestic and international considerations, the Pentagon faces its own near-term and long-term internal fiscal constraints as it attempts to balance competing pressures from within and adhere to calls for a better economy, efficiency and accountability. Budget decisions made in this environment will have long-term consequences for a company of our size and structure and the entire defense industry.

We have historically concentrated our efforts in high technology areas such as stealth, airborne and space surveillance, battle management, systems integration and defense electronics. We believe that our programs are a high priority for national defense, but under budgetary pressures, one or more of our programs may be reduced, extended, or terminated by our U.S. Government customers.

Congress last year passed legislation to add further discipline and accountability to the acquisition system. This legislation, the Weapon System Acquisition Reform Act of 2009, requires DoD to develop mechanisms to address cost, schedule and performance in establishing program requirements. As acquisition reform progresses, we will continue to anticipate and respond to the actions of the Pentagon and Congress to determine their impact on our operations.

We provide certain product warranties that require repair or replacement of non-conforming items for a specified period of time. Most of our product warranties are provided under government contracts, the costs of which are generally incorporated into contract pricing.

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act. Noncompliance found by any one agency may result in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. We could experience material adverse effects on our business and results of operations if we were suspended or debarred from additional contracts.

See Risk Factors located in Part I, Item 1A for a more complete description of risks faced by us and the defense industry.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that trends in sales growth or operating results will continue in the future.

			53 weeks ended August 3, 2008
	52 weeks ended
	August 1, 2010	August 2, 2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold	71.4%	82.9%	79.2%

Gross profit	28.6%	17.1%	20.8%
Selling and administrative expenses	16.7%	18.1%	20.8%
Impairment of goodwill and other intangible assets	—	27.5%	—
Litigation costs	0.4%	1.1%	4.1%
Litigation settlements	5.8%	—	11.4%
Employment contract settlement costs	0.5%	6.6%

Operating income (loss)	5.2%	(36.2%)	(15.5%)

Other income (expense), net:
Investment income	—	0.1%	0.8%
Interest expense	(0.3%)	(0.9%)	(0.5%)
Foreign exchange (loss)	(0.1%)	(0.2%)	(0.1%)

	(0.4%)	(1.0%)	0.2%

Income (loss) from continuing operations before
Income taxes	4.8%	(37.2%)	(15.3%)
Provision (benefit) for income taxes	1.1%	(11.8%)	(7.5%)

Net income (loss) from continuing operations	3.7%	(25.4%)	(7.8%)

Fiscal 2010 Compared to Fiscal 2009

Our senior management regularly reviews the performance of our operations including, reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results from continuing operations and certain key performance indicators.

	Fiscal Year
	2010	2009	% Change
Net sales	$188,123	$160,089	18%
Gross profit	$53,794	$27,441	96%
Gross profit percentage	28.6%	17.1%
Selling and administrative	$31,403	$28,981	8%
Impairment of goodwill and other intangible assets	—	$44,151
Litigation costs	$782	$1,786	(56)%
Litigation settlement	$10,975	—
Employment settlement costs	$900	$10,553	(91)%
Operating income (loss)	$9,734	($58,030)	117%
Bookings	$191,392	$191,101
Backlog	$186,660	$181,936	3%

We believe the overall prospects for our financial performance continues to be very good. Our backlog remains at high levels while our proposal activity continues to be very active. Our financial performance in fiscal 2010 was driven largely by improved productivity, resulting in a 17.5% increase in net sales and an improvement of 115 basis points in gross margin, which was substantially offset by the unfavorable impact of the final settlement of major litigation claims in the amount of approximately $11.0 million, net litigation costs of $.8 million and costs related to an employment settlement agreement of $.9 million. This performance is compared against unfavorable adjustments made in 2009 due to goodwill and intangible asset impairments ($44.2 million), employment settlement costs ($10.6 million), contract disputes and claim settlement costs ($9.3 million), and legal expenses, engineering and manufacturing difficulties on certain contracts, primarily those transitioned from our Farmingdale manufacturing facility. While there can be no assurances, we believe we continue to transition to improved profitability, and renewed focus on our core business. We are confident that we will continue the success that has brought us through the past difficulties with a renewed commitment to serve our customers at the high standards they have been accustomed to from us and that are demanded in the defense industry.

We ended fiscal 2010 with a solid backlog, increasing 3% from the start of our fiscal year.

We believe appropriate and aggressive actions are being taken to meet the challenges facing the Company and remain optimistic that our performance should continue to improve.

Net sales for fiscal 2010 were approximately $188.1 million compared to $160.1 million in fiscal 2009, an increase of $28.0 million, or 17.5%. The increase in net sales was primarily related to:

•

an increase of approximately $6.9 million, or 12.8%, in net sales at Herley Lancaster primarily due to continued improvement in lean manufacturing processes, with production increases on F16 and ARA-63 product lines, compared to last year’s reduction in net sales of approximately $2.8 million related to the settlement of a claim for equitable adjustments for unpriced change orders;

•

an increase of approximately $7.1 million, or 26.8%, in net sales at Herley New England primarily due to increased shipments on the ICAP program associated with strong 2009 bookings, as well as improved productivity through lean manufacturing initiatives;

•

an increase of approximately $7.1 million, or 55.6%, in net sales at our Herley CTI facility related to improved integrated assembly shipments, particularly in ICAP / EA-18G RF converter shipments; and

•

an increase of approximately $7.6 million, or 43.6%, in net sales at our Herley GMIC location in Israel as they moved from engineering development to production overcoming technical difficulties recognized in fiscal 2009.

Domestic and foreign sales were 66% and 34%, respectively, of net sales in fiscal 2010 versus 67% and 33%, respectively, in the prior fiscal year. Bookings in fiscal 2010 mirror the prior year at $191.4 million, compared to $191.1 million in 2009 with both periods having domestic and foreign bookings at 66% and 34%, respectively.

Gross profit in fiscal 2010 was $53.8 million (at a 28.6% gross profit margin) compared to $27.4 million (at a 17.1% gross profit margin) in fiscal 2009, an increase of $26.4 million. The primary factors contributing to the increase in gross profit and improved gross margin during fiscal 2010 were the following:

•

An increase in gross profit of $12.4 million at our Herley Lancaster location related in part, to a positive contribution margin of $2.3 million driven by higher sales and lower IR&D costs of $.5 million partially offset by an increase in contract loss accruals of $.9 million. Cost of products sold in fiscal 2009 included a write-off of inventory associated with the settlement of litigation with a major customer of approximately $6.2 million, an adjustment and expenses related to the settlement of an outstanding claim for equitable adjustment of approximately $3.1 million, and inventory obsolescence adjustments of approximately $.7 million;

•

An increase in gross profit of $4.5 million at our Herley New England facility directly associated with increased sales volume of approximately 26.8%. Cost of products sold in fiscal 2009 included the impact of cost overruns on a major contract;

•	An increase in gross profit of $3.3 million at our Herley GMIC facility in Israel associated with the 43.6% increase in sales volume for the year;

•	An increase in gross profit of $2.2 million at our Herley EWST facility in the UK related to an 79.9% increase in sales volume associated with increased bookings during the year; and

•	An increase of $1.4 million at our Herley CTI facility associated with the sales volume increase and improvement in productivity of the integrated assembly product line for 2010.

Selling and administrative expenses in fiscal 2010 were $31.4 million or 16.7% of sales, as compared to $29.0 million, or 18.1% of sales, in fiscal 2009. The $2.4 million increase in selling and administrative expenses was primarily attributable to additional bid and proposal costs ($1.1 million), increased foreign sales commissions ($.4 million), increased payroll costs ($.5 million), and the net impact of various other expenses. Selling and administrative expenses in 2009 were net of a $.6 million gain on the sale of our machine shop at our MSI facility.

We evaluated goodwill and other intangible assets for possible impairment in our fourth quarter of fiscal 2010 and concluded that our goodwill and other intangible assets were not impaired as of August 1, 2010.

We had operating income in fiscal 2010 of $9.7 million compared to an operating loss of $58.0 million last year. The results in fiscal 2010 include the impact of the class action and derivative settlement costs which totaled approximately $11.0 million, employment contract settlement costs of $.9 million, and legal costs related to the class action and derivative claims that totaled $.8 million. The results in fiscal 2009 include impairment of goodwill and other intangible assets of $44.2 million, employment contract settlement costs of $10.6 million and legal expenses of $1.8 million. In addition, fiscal 2009 operating results were further adversely impacted by costs associated with the transition of the Farmingdale manufacturing operation (including related contract losses of approximately $2.0 million, abandonment of fixed assets of approximately $0.3 million and inventory write-offs of approximately $2.0 million), additional inventory adjustments and obsolescence reserves of approximately $1.3 million and the settlement of certain litigation and other claims of approximately $9.3 million. Excluding these non-recurring or unusual costs, the comparative operating results would have been better than fiscal 2009 primarily due to the increase in sales volume.

The provision for income taxes in fiscal 2010 was $2.1 million, representing an effective income tax rate of 22.8%, compared to an effective income tax rate of 31.7% in fiscal year 2009. The 22.8% rate in fiscal year 2010 is less than the U.S. federal statutory rate of 35% primarily due to the favorable effect of a lower effective tax rate from Israel operations, the benefit from release of the valuation allowance against deferred tax assets for U.K. operations, and the benefit of research and development credits.

Basic earnings per common share for fiscal 2010 were $.51 compared to a loss of $(3.03) in fiscal 2009, and fully diluted earnings per common share were $.50 compared to a loss of $(3.03).

Fiscal 2009 Compared to Fiscal 2008

The following table presents a financial summary comparison (in thousands) of operational results from continuing operations and certain key performance indicators.

	Fiscal Year to Date
	2009	2008	% Change
Net sales	$160,089	$136,088	18%
Gross profit	$27,441	$28,240	(3)%
Gross profit percentage	17.1%	20.8%
Selling and administrative	$28,981	$28,349	2%
Impairment of Goodwill and other intangible assets	$44,151	—
Litigation costs	$1,786	$5,550	(68)%
Litigation settlement	—	$15,542
Employment settlement costs	$10,553	—
Operating (loss)	($58,030)	($21,201)
Bookings	$191,101	$139,163	37%
Backlog	$181,936	$138,534	31%

Net sales for fiscal 2009 were approximately $160.1 million compared to $136.1 million in fiscal 2008, an increase of $24.0 million, or 17.6%. The increase in net sales was primarily related to:

•	an increase of approximately $18.0 million primarily due to the inclusion of eleven months of Eyal’s revenues since its acquisition in the first quarter of fiscal 2009;

•

an increase of approximately $5.6 million, or 11.3%, at Herley Lancaster primarily due to improved manufacturing productivity on contract shipments compared to fiscal 2008’s supplier quality and manufacturing throughput issues. The increase was partially offset by a reduction in net sales of approximately $2.8 million related to the settlement of a claim with Lockheed Martin for equitable adjustment for unpriced change orders;

•	an increase of approximately $4.7 million, or 21.4%, at Herley New England primarily due to increased bookings on the ICAP and EA-18G programs; and

•	net revenue decreases related to various other programs and products across multiple sites.

Domestic and foreign sales were 67% and 33%, respectively, of net sales in fiscal 2009 versus 67% and 33%, respectively, in the prior fiscal year. Bookings were approximately $191.1 million, of which 66% were domestic and 34% were foreign, compared to bookings of approximately $139.2 million in the prior-year period, of which 74% were domestic and 26% were foreign.

Gross profit in fiscal 2009 was $27.4 million (at a 17.1% gross profit margin) compared to $28.2 million (at a 20.8% gross profit margin) in fiscal 2008, a decrease of $0.8 million. The primary factors contributing to the decrease in gross profit and gross profit percentage during fiscal 2009 were the following:

•

Herley Lancaster experienced certain unfavorable, non-recurring expenses including an approximately $6.2 million write- off of certain inventory associated with the settlement of litigation with a customer, an approximately $2.8 million adjustment to net sales and expenses of $0.3 million associated with the settlement of an outstanding claim for equitable adjustment with Lockheed Martin and unfavorable inventory obsolescence and related adjustments of approximately $2.0 million, partially offset by an estimated favorable variable contribution margin of approximately $4.5 million related to the incremental revenue increase;

•

Offsetting the overall gross profit decrease was the inclusion of approximately $3.3 million of net sales representing eleven months of Eyal’s operating results since its acquisition in the first quarter of fiscal 2009; and

•	Product mix, both domestically and internationally.

Selling and administrative (S&A) expenses for fiscal 2009 were $29.0 million, or 18.1% of sales, as compared to $28.3 million, or 20.8% of sales, in fiscal 2008. The $0.7 million increase in selling and administrative expenses was primarily attributable to an increase of approximately $2.4 million of S&A expenses due to the inclusion of eleven months of Eyal’s expenses since its acquisition in the first quarter of fiscal 2009, partially offset by a gain on the sale of certain assets, reductions in certain sales commissions and overall cost reductions. S&A expenses as a percent of sales decreased 270 basis points due to leveraging the cost structure.

In accordance with the provisions of the authoritative guidance, we evaluated goodwill and other intangible assets for possible impairment in our fourth quarter of fiscal 2009. We concluded that our goodwill was impaired and recorded a charge to operating results of $42.1 million. In addition, we recognized an impairment in value of a license agreement of approximately $2.1 million. The fourth-quarter non-cash goodwill and partial intangible asset impairments are not fully tax deductible, resulting in an increase in our effective tax rate from continuing operations for the period. These impairments did not affect our cash position, cash flow from operating activities, credit availability or liquidity and should not have any effect on our future operations.

We had an operating loss from continuing operations in fiscal 2009 of $58.0 million compared to an operating loss of $21.2 million in fiscal 2008. The results in fiscal 2009 include impairment of goodwill and other intangible assets of $44.2 million, employment contract settlement costs of $10.6 million and legal expenses of $1.8 million, while results in fiscal 2008 include litigation settlements of $9.5 million with the Department of Justice and $6.0 million with EADS (see Note A to the Consolidated Financial Statements), as well as related legal expenses of $5.6 million. In addition, fiscal 2009 operating results were further adversely impacted by costs associated with the transition of the Farmingdale manufacturing operation (including related contract losses of approximately $2.0 million, abandonment of fixed assets of approximately $0.3 million and inventory write-offs of approximately $2.0 million), additional inventory adjustments and obsolescence reserves of approximately $1.3 million and the settlement of certain litigation and other claims of approximately $9.3 million. Excluding these non-recurring or unusual costs, the comparative operating results would have been better than in fiscal 2008 primarily due to the increase in sales volume.

Interest income was $0.1 million, decreasing $1.0 million in fiscal 2009 due to lower average cash balances through portions of the year and an overall decrease in rates. Interest expense was $1.4 million, increasing $0.7 million over fiscal 2008 primarily attributable to the incremental debt incurred from the Eyal acquisition.

We recognized a net foreign exchange loss of $0.3 million in fiscal year 2009 compared to $.1 million in fiscal 2008. Foreign exchange losses and gains are attributable to fluctuations in exchange rates between the U.S. dollar and the local currency of our U.K. subsidiary primarily in connection with temporary advances we have made to them in U.S. dollars.

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

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2011 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at August 1, 2010 was approximately $187 million, of which approximately 85% is expected to ship in fiscal 2011. All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers have accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 20% and 13% of total net sales from continuing operations for fiscal 2010 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $1.4 million at August 1, 2010 and $1.8 million at August 2, 2009. The balance of advanced payments was approximately $9.9 million at August 1, 2010 and $12.7 million at August 2, 2009. The fiscal 2010 decrease relates to the timing of payments pursuant to the terms of various contracts.

As of August 1, 2010, we have approximately $25.7 million in cash and cash equivalents and approximately $35.3 million available under our bank credit facility, net of outstanding stand-by letters of credit of $4.7 million. As of August 1, 2010 and August 2, 2009, working capital was $87.6 million and $81.1 million, respectively, and the ratio of current assets to current liabilities was 2.9 to 1 and 2.5 to 1, respectively.

Net cash provided by operations during fiscal 2010 was approximately $17.2 million as compared to $14.9 million in the prior year, a net operating cash flow increase of approximately $2.3 million. Our net income in the current fiscal year is $7.0 million versus a loss of $41.2 million in the prior year. Increased sales volumes in combination with improved product margins provided for profitable results for fiscal 2010, partially offset by the negative impact of litigation settlements and related costs of $11.8 million and settlement of an employment contract for $.9 million. Fiscal 2009 was impacted by the non-cash impairment of goodwill and other intangible assets of $44.2 million, additional employment settlement costs of approximately $10.6 million, none of which were paid in fiscal 2009 (as discussed in Note I to the Consolidated Financial Statements), as well as the settlement costs of various litigation, claims and related expenses of approximately $9.3 million, as discussed in Note F to the Consolidated Financial Statements.

Other significant changes in net cash from operating activities and non-cash items during fiscal 2010 include:

•	the receipt of a refund of income taxes of $3.6 million;

•	the reduction in inventories of approximately $4.7 million driven by increased sales volume;

•	an increase in litigation settlement accruals net of payments of $8.0 million;

•	a net increase in warranty and inventory reserves of $1.7 million;

•	a reduction in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $.5 million due to the shipment and billing of contracts on percentage of completion;

•	a decrease in accounts payable and accrued expenses of $5.1 million;

•	employment settlement payments of $8.5 million; and

•	a reduction in accruals for contract losses of $1.3 million.

As of August 1, 2010, we had available net operating loss carry-forwards for state and U.S. federal income tax purposes of approximately $32.2 million and $17.4 million, respectively, with expiration dates through 2028. Unused research and development credits of approximately $1.9 million, with expiration dates through 2029, are available for U.S. federal income tax purposes, as well as a U.S. federal alternative minimum tax credit of $43,000.

Net cash used in investing activities of approximately $5.1 million was related to capital expenditures.

Net cash used in financing activities of approximately $1.1 million includes payments of long term debt of approximately $1.6 million and the purchase of treasury stock of approximately $1.0 million.

Bank Line of Credit

We have a $40 million Revolving Credit Loan Agreement (“Agreement”) with two banks on an unsecured basis, as modified in February 2010, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. We may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50%; or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.5% per annum on outstanding stand-by letters of credit. The agreement contains various financial covenants, including among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. We were in compliance with all financial covenants at August 1, 2010.

We had no loans outstanding under our credit facility at August 1, 2010 or at August 2, 2009. Stand-by letters of credit in the amount of approximately $6,859,000, of which $4,728,000 reduces the amount of credit available under the credit line, were outstanding at August 1, 2010. We had approximately $35,272,000 available under our line at August 1, 2010.

Employment Settlements, Litigation and Related Matters (also see Notes F and I to the Consolidated Financial Statements)

As previously disclosed in a Current Report on Form 8-K dated July 7, 2010, we announced in a press release on July 2, 2010 that an agreement was reached and preliminarily approved by the United States District Court for the Eastern District of Pennsylvania, to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-CV-2596 (JRS). As previously disclosed, between June 2006 and August 2006, we and certain of our current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of our stock from October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, we and the Individual Defendants steadfastly maintained that the claims raised in the securities class action were without merit, and vigorously contested those allegations. As part of the settlement, we and the Individual Defendants continued to deny any liability or wrongdoing under the securities laws. The terms of the settlement provide for, in part, the dismissal of the litigation against us and all of the Individual Defendants, and the creation by us of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claims. Upon final approval of the settlement by the Court, in August 2010, we paid $10 million out of existing cash reserves to create the settlement fund. Terms for distribution of the settlement fund to class members less fees awarded by the Court to class counsel will be contained in a notice to be sent to class members.

As previously disclosed in a Current Report on Form 8-K dated May 12, 2010, we announced in a press release on May 10, 2010 that a preliminary agreement was reached to settle all stockholder derivative actions originally filed in 2006 in the United States District Court for the Eastern District of Pennsylvania at Docket No. 06-CV-2964 (JRS). The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company. All of the defendants previously denied any wrongdoing and, under the settlement agreement, we and the other defendants continued to deny any breach of fiduciary duties or any other improper actions.

Under the terms of the settlement, as approved by the Court, we have agreed to institute certain corporate governance practices relating to the Board of Directors’ structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies. Our Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment. In addition, the Court awarded plaintiffs’ counsel the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action. We paid this award in August 2010.

In February 2010, we settled our litigation with our Director and Officers (“D&O”) insurance carrier for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the securities class action and derivative action litigation, and the policy is deemed exhausted. We received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had previously been advanced.

Effective January 8, 2010, David H. Lieberman resigned as our Chairman of the Board of Directors. Mr. Lieberman was appointed to the Company’s Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, we and Mr. Lieberman determined that it would be in our mutual best interests for us to transition to a new Chairman of the Board and for Mr. Lieberman to engage in other business opportunities. During his Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded our expectations, with respect to both the benefits to us and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest, and, thus, he will forego the potential value of the restricted stock previously granted to him. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to the Company, we entered into an agreement with Mr. Lieberman which provided for a performance payment in the amount of $900,000 which was paid on January 8, 2010.

In August 2009, we entered into an agreement with Jeffrey L. Markel terminating his employment agreement, effective as of August 1, 2009. The agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, Mr. Markel is to receive an immediate lump sum payment of approximately $1.4 million, which was paid in August 2009. Mr. Markel is to continue as a consultant to us for three years at an annual compensation of $66,667 and is to receive certain other benefits as provided in the employment agreement, including medical care reimbursement.

In July 2009, we entered into a settlement agreement with Myron Levy, our former Chairman and Chief Executive Officer, terminating his employment agreement. The settlement agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy is to receive a lump sum payment of approximately $4.7 million, which was paid in August 2009, and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Under the settlement agreement, Mr. Levy also is to continue as a consultant to us for three years at an annual compensation of $50,000 and is to receive certain other benefits as provided in the employment agreement, including medical reimbursement and insurance.

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

In May 2009, we were advised that a contract with Herley Farmingdale that was included in our backlog at the time in the aggregate amount of approximately $4.9 million was being terminated for default. By letter dated June 1, 2009, the customer demanded a return of approximately $3.8 million, which represented an alleged progress payment made under the contract. On June 8, 2009, we filed suit for breach of contract related to our customer’s decision to terminate the contract for default. In October 2009, we settled this matter in its entirety, exchanging mutual equivalent releases to avoid the delays, expense and uncertainty of litigation. Under the terms of the settlement, we paid $2.0 million to EDO and mutually agreed to a termination of the purchase order for convenience without further liability to either party. As a result, we recorded a charge of approximately $5.9 million against our cost of products sold in fiscal 2009.

At August 3, 2008, we had approximately $4.3 million due from a customer related to claims and unpriced change orders in connection with changes in scope issues that were in dispute under a contract. In September 2009, we settled this claim for approximately $2.3 million, less $.8 million previously advanced by this customer. As a result, at August 2, 2009, we recorded a charge of approximately $.3 million against our cost of products sold, reduced net sales by approximately $2.8 million and had a receivable due from this customer of approximately $1.5 million.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, for an aggregate of 3,000,000 shares. As of August 1, 2010, we had repurchased and retired approximately 2,460,000 shares. During the latest fifty-two week period ended August 1, 2010, we repurchased and retired 74,040 shares of our common stock pursuant to this program at an aggregate cost of approximately $979,000, including transaction costs. There were no stock repurchases in fiscal 2009. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, available cash reserves and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of August 1, 2010, approximately 540,000 shares are eligible for future purchase under the buyback program.

Dividend Policy

We have not paid cash dividends in the Company’s history. Our Board of Directors evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Contractual Financial Obligations, Commitments and Off-Balance Sheet Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt, lease and settlement agreements, and contingent commitments, such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.

We have outstanding an aggregate of approximately $25.4 million in open purchase orders as of August 1, 2010. These open purchase orders represent executory contracts for the purchase of goods and services which are expected to be substantially fulfilled in the next six months.

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

The following table summarizes our contractual financial obligations and other contingent commitments, including interest, at August 1, 2010 (in thousands):

Contractual Financial Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage Note	$1,767	$186	$381	$1,200	$—
Industrial Revenue Bonds	2,100	135	290	315	1,360
Term Loan	8,250	1,000	2,000	2,000	3,250
Notes Payable - Other	—	—	—	—	—
Litigation Settlements	—	—	—	—	—
Employment Settlement Agreements (1) (2)	2,767	1,331	1,415	21	—
Consulting Agreements (1) (2)	930	541	389	—	—
Operating Lease Obligations	10,598	3,080	5,207	2,311	—
Purchase Obligations	25,438	24,008	1,430	—	—

	51,850	30,281	11,112	5,847	4,610
Stand-by & Export Letters of Credit	12,417	686	3,162	8,569	—

Total Contractual Obligations	$64,267	$30,967	$14,274	$14,416	$4,610

(1)

In connection with a settlement agreement in July 2009 with Myron Levy, our former Chairman and Chief Executive Officer, terminating his employment agreement and in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy received a lump sum payment of approximately $4.7 million in August 2009, and is receiving monthly payments of $100,000, which commenced on September 1, 2009 and continue for a period of thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also continues to serve as a consultant to us through July 2012 at an annual compensation of $50,000 and is to receive certain other benefits as provided in the employment agreement, including medical reimbursement and insurance.

(2)

In August 2009, we entered into an agreement with Jeffrey L. Markel terminating his employment agreement, effective as of August 1, 2009 and, in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, he received an immediate lump sum payment of approximately $1.4 million, which was paid in August 2009. Mr. Markel also continues to serve as a consultant to us for a three year period at an annual compensation of $66,667 and is receiving certain other benefits as provided in the employment agreement, including medical care reimbursement.

The Chairman and all officers of the company have agreements providing for an aggregate lump-sum payment of approximately $6.7 million in the event of a change of control as defined in the agreements. The right to receive these payments expires two years from the date of a change of control.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note A to the Consolidated Financial Statements for a discussion of these matters.

Critical Accounting Policies and Estimates

Our established policies are outlined in the Note A to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” (contained in Part II, Item 8 of this Annual Report on Form 10-K). As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner which is intended to provide the user of our financial statements a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined below.

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned.

Approximately 95% of our contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. Historically, approximately 12% of our revenues are derived from long-term, fixed price contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting on the cost to cost method. Under this method, revenue is recorded based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to labor costs and indirect costs required to complete the contract. The estimate of rates and hours as well as the application of overhead costs is reviewed on a regular basis. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported on our financial statements.

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

Goodwill is tested for impairment in accordance with authoritative guidance, using a fair value approach applied to our single reporting unit. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. An annual impairment test is performed in the fourth quarter of each fiscal year. Any future impairment of goodwill will be charged to operations. We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

Goodwill impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of our single reporting unit with our carrying value, and (ii) if impairment is indicated, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We performed our annual impairment evaluation required by the relevant authoritative guidance as of August 1, 2010. We have historically determined our fair value using our current market capitalization, which, in an active market for our common stock, we consider a reasonable indication of implied fair value. At August 1, 2010, the market capitalization was above our carrying value.

The Company accounts for share-based compensation utilizing the fair value recognition guidance related to share-based payments using the modified prospective application method. Such guidance requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Under the modified prospective application method, compensation costs include: (a) compensation cost of stock options granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the provisions of the authoritative guidance) and (b) compensation cost for all options granted subsequent to July 31, 2005 (based on grant-date fair value estimated in accordance with the new provisions of fair value accounting authoritative standards). Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for our employees. As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The provision (benefit) for income taxes represents an estimate of federal, foreign, state and local income taxes based on reported financial statement pretax income and calculated using enacted tax law and tax rates. It represents the total of the amount currently payable (receivable), the change in net deferred tax assets and liabilities and the change in the liability for unrecognized tax benefits. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management establishes a valuation allowance to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. Management also records a liability for unrecognized tax benefits based on an analysis of the Company’s uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with foreign currency exchange and changes in interest rates. We have not entered into any market risk sensitive instruments for trading purposes.

Since the acquisitions of General Microwave Corporation and its Israeli subsidiary, Eyal, and EWST, we are subject to movements in foreign currency rate changes related to our operations in Israel and in the U.K. Prior to fiscal 2008, the movements in the New Israeli Shekel versus the U.S. Dollar have not been significant. Movements in Pounds Sterling (the functional currency at EWST) have been more significant.

For fiscal years 2010, 2009, and 2008, Herley Israel accounted for approximately 22%, 22% and 13%, respectively, of our consolidated net sales. A significant portion of the revenues are derived from dollar denominated contracts. However, costs at Herley Israel are largely based in New Israeli Shekels which exposes us to market risk with respect to fluctuations in the U.S. dollar value of future New Israeli Shekel denominated costs and earnings. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2010, for example, would have increased costs by approximately $3,996,000, and would have reduced our consolidated income from continuing operation before income taxes by approximately $3,996,000. The average, high and low foreign currency exchange rates during fiscal year 2010 were 0.265, 0.273 and 0.251, respectively. A 10% strengthening in the average value of New Israeli Shekels in fiscal 2009, for example, would have increased costs by approximately $3,430,000, and would have increased our consolidated loss from continuing operations before income taxes by approximately $3,430,000. The average, high and low foreign currency exchange rates during fiscal year 2009 were 0.283, 0.309, and 0.246, respectively.

For fiscal years 2010, 2009 and 2008, EWST accounted for approximately 3%, 2% and 3%, respectively, of our consolidated net sales based in part on the rate at which EWST’s Sterling denominated financial statements have been converted into U.S. dollars. Having a portion of our future revenue and income denominated in Sterling exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Sterling denominated revenue and earnings. A 10% decline in the average value of Sterling in fiscal 2010, for example, would have reduced sales by approximately $616,000, and would have decreased our consolidated income from operations before income taxes by approximately $5,000. The average, high and low foreign currency exchange rates during fiscal year 2010 were 1.573, 1.704 and 1.423 respectively. A 10% decline in the average value of Sterling in fiscal 2009, for example, would have reduced sales by approximately $341,000 and would have decreased our consolidated loss from continuing operations before income taxes by approximately $190,000 due to the reduction in the U.S. dollar value of EWST’s sales and operating loss. The average, high and low foreign currency exchange rates during fiscal year 2009 were 1.582, 1.8869 and 1.4189, respectively.

We have made inter-company advances to EWST in the aggregate amount of approximately $9.7 million as of August 1, 2010. Since the advances are denominated in U.S. Dollars and EWST anticipates reducing the amount of advances during fiscal year 2010, the amount outstanding is subject to foreign exchange rate fluctuations.

In October 2001, we entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H to the Consolidated Financial Statements on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for this period offsets our exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of approximately $85,200 as of August 1, 2010. There was no material hedge ineffectiveness related to cash flow hedges during the fiscal years presented to be recognized in earnings.

In July 2008, the Company negotiated to extend the maturity of its Mortgage note to March 1, 2014 with fixed monthly principal and interest installments of $23,359 based upon a twenty-year amortization including interest at a fixed rate of 7.43% through March 1, 2009 and at LIBOR plus 1.75% thereafter (2.07% at August 1, 2010).

In September 2008, the Company entered into a new term loan in the amount of $10 million for a period of 10 years through the Company’s bank in Israel. The new loan is payable in quarterly installments of $250,000 over a period of 10 years with interest at LIBOR plus 1.5%.

The table below provides information about our debt that is sensitive to changes in interest rates. Future principal payment cash flows by maturity date and corresponding fair values are as follows (in thousands):

Fiscal year ending	Mortgage	Bonds	Term loan
2011	186	135	1,000
2012	189	140	1,000
2013	192	150	1,000
2014	1,200	155	1,000
2015		160	1,000
2016 and later	—	1,360	3,250

	$1,767	$2,100	$8,250

Fair value	$1,767	$2,100	$8,250

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index on Page F-1 are filed as a part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

I. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer/President) and principal financial officer (Vice President and Chief Financial Officer), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 1, 2010 (the “Evaluation Date”). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are control issues that could have a significant adverse effect on our ability to properly authorize transactions; safeguard our assets; or record, process, summarize or report financial data in the consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

II. Changes in Internal Control over Financial Reporting.

During the quarter ended August 1, 2010, there were certain insignificant changes in our internal control over financial reporting which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, such internal control over financial reporting.

III. Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of August 1, 2010. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

Based on the COSO criteria, we believe our internal control over financial reporting as of August 1, 2010 was effective.

Our internal control over financial reporting as of August 1, 2010 has been audited by Grant Thornton LLP and Brightman Almagor Zohar & Co., independent registered public accounting firms, as stated in their reports which are included below.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Herley Industries, Inc.

We have audited Herley Industries, Inc. and Subsidiaries’ (a Delaware Corporation) (the “Company”) internal control over financial reporting as of August 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not audit internal control over financial reporting of General Microwave Israel Corp. and subsidiary (“GMIC”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 27 and 23 percent, respectively, of the related consolidated financial statement amounts as of and for the fifty-two-weeks ended August 1, 2010. GMIC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to GMIC’s internal control over financial reporting in relation to the Company taken as a whole, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent, or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other auditors, Herley Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, statement of operations, statement of shareholders’ equity, and statement of cash flows for the fifty-two weeks ended August 1, 2010 and our report dated October 14, 2010 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, PA

October 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

General Microwave Israel Corp.

We have audited the internal control over financial reporting of General Microwave Israel Corp. and subsidiary (the “Company”) as of August 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiary as of August 1, 2010 and August 2 2009, the related statements of operations, changes in shareholders’ equity and cash flows for the fifty - two weeks ended August 1, 2010 and for the fifty - two weeks ended August 2 2009, and our report dated October 4, 2010 expressed an unqualified opinion on those financial statements.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

October 4, 2010

Item 9B.	Other Information

Not applicable

PART III

The information required by Part III is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January 2011, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended August 1, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits

3.1	Certificate of Incorporation, as amended (Exhibit 3(a) of Form S-1 Registration Statement No. 2-87160).

3.2	By-Laws, as amended September 9, 2010 (Exhibit 3.2 of Form 8-K dated September 17, 2010).

10.1	2003 Stock Option Plan (Exhibit 10.1 of Report on Form 10-Q dated June 11, 2003).

10.2	Trust Indenture dated as of October 19, 2001 between East Hempfield Township Industrial Development Authority and Allfirst Bank, as Trustee (Exhibit 10.18 of Annual Report on Form 10-K for the fiscal year ended July 28, 2002).

10.3	Administrative Agreement between the Department of the Navy, on behalf of the Department of Defense, and Herley Industries, Inc. (Exhibit 10.1 of Form 8-K dated October 12, 2006).

10.4	Agreement between Herley Industries, Inc. and Lee N. Blatt effective October 12, 2006 (Exhibit 10.2 of Form 8-K dated October 12, 2006).

10.5	Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel (Exhibit 10.1 of Form 8-K dated May 30, 2007).

10.6	Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and Bank of Lancaster County, N.A. (Exhibit 10.1 of Form 8-K dated June 7, 2007).

10.7	Amendment No. 1 to Agreement between Herley Industries, Inc. and the Department of the Navy. (Exhibit 10 of Form 8-K dated August 15, 2007).

10.8	Asset Purchase Agreement dated as of August 1, 2008 by and between General Microwave Israel Acquisition (2008) Ltd. and Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit 10.1 of Form 8-K dated September 22, 2008).

10.9	Addendum to the Asset Purchase Agreement dated as of September 16, 2008 by and between Herley GMI Eyal Ltd. (formerly called General Microwave Israel Acquisition (2008) Ltd.), Eyal Microwave Ltd. and Eyal Mag Ltd. (Exhibit 10.2 of Form 8-K dated September 22, 2008).

10.10	Third Amendment to Revolving Credit Loan Agreement dated April 30, 2007 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A. (Exhibit 10.1 to Report on Form 10-Q for quarter ended April 29, 2007)

10.11	Fourth Amendment to Revolving Credit Loan Agreement dated July 30, 2009 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A. (Exhibit 10.17 to Annual Report on Form 10-KQ for fiscal year ended August 1, 2009)

10.12	Fifth Amendment to Revolving Credit Loan Agreement dated October 13, 2009 among the Registrant, Manufacturers and Traders Trust Company and PNC Bank National Association, successor to Bank of Lancaster County, N.A. (Exhibit 10.18 to Annual Report on Form 10-KQ for fiscal year ended August 1, 2009)

10.13	Agreement dated July 22, 2009 terminating the Employment Agreement dated as of July 22, 2002 as modified on December 9, 2003 between Herley Industries, Inc. and Myron Levy (Exhibit 10 of Form 8-K dated July 22, 2009).

10.14	Agreement dated August 1, 2009 terminating the Employment Agreement dated as of May 30, 2007 between Herley Industries, Inc. and Jeffrey L. Markel (Exhibit 10 of Form 8-K dated August 12, 2009).

10.15	Amendment and Restatement of 2006 New Employee Stock Option Plan of Herley Industries, Inc. (Exhibit 10.21 to Annual Report on Form 10-KQ for fiscal year ended August 1, 2009)

10.16	2010 Stock Plan of Herley Industries, Inc.

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Deloitte.

23.3	Consent of Marcum LLP.

31.1	Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements

(1)	See Index to Consolidated Financial Statements at Page F-1.

(2)	Schedule II - Valuation and Qualifying Accounts filed as part of this Form 10-K at page 44.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2010.

HERLEY INDUSTRIES, INC.

By:	/S/ RICHARD F. POIRIER
Richard F. Poirier
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 14, 2010 by the following persons in the capacities indicated:

By:	/S/ JOHN A. THONET	Chairman of the Board
John A. Thonet

BY:	/S/ RICHARD F. POIRIER	Chief Executive Officer and President
	Richard F. Poirier	(Principal Executive Officer)

BY:	/S/ ANELLO C. GAREFINO	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Anello C. Garefino

BY:	/S/ CARLOS C. CAMPBELL	Director
Carlos C. Campbell

BY:	/S/ MICHAEL N. POCALYKO	Director
Michael N. Pocalyko

BY:	/S/ EDWARD A. BOGUCZ	Director
Edward A. Bogucz

Schedule II - Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Other	Amount written off against reserve	Balance at end of period

Valuation accounts deducted from assets to which they apply:

August 1, 2010:
Inventories	$7,314	$1,635	$—	$1,576	$7,373

August 2, 2009:
Inventories	$6,476	$2,495	$—	$1,657	$7,314

August 3, 2008:
Inventories	$5,163	$1,678	$—	$365	$6,476

All other Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Herley Industries, Inc.

We have audited the accompanying consolidated balance sheet of Herley Industries, Inc. (a Delaware corporation) (the “Company”) and subsidiaries as of August 1, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(b)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of General Microwave Israel Corporation and its wholly-owned subsidiary (“GMIC”), whose financial statements reflect total assets and revenues constituting 27 and 23 percent, respectively, of the related consolidated financial statement amounts as of and for the fifty-two weeks ended August 1, 2010. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for GMIC, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herley Industries, Inc. and subsidiaries as of August 1, 2010, and the results of their operations and their cash flows for the fifty-two week period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herley Industries, Inc.’s internal control over financial reporting as of August 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2010 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, PA

October 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

General Microwave Israel Corp.

We have audited the accompanying consolidated balance sheets of General Microwave Israel Corp. (“the Company”) and its subsidiary as of August 1, 2010 and August 2 2009 and the related statements of operations, changes in shareholders’ equity, and cash flows for the fifty - two weeks ended August 1, 2010 and for the fifty - two weeks ended August 2 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of August 1, 2010 and August 2 2009 and the consolidated results of their operations and their consolidated cash flows for the fifty - two weeks ended August 1, 2010 and for the fifty - two weeks ended August 2 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 1, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 4, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

October 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of Herley Industries, Inc.

We have audited the accompanying consolidated balance sheet of Herley Industries, Inc. and Subsidiaries, (the “Company”) as of August 2, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two weeks ended August 2, 2009 and the fifty-three weeks ended August 3, 2008. Our audits also included the financial statement schedule as of August 2, 2009 and for the fiscal years ended August 2, 2009 and August 3, 2008 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the 2009 financial statements of General Microwave Israel and its wholly-owned subsidiary, which consolidated statements reflect total assets of $61,288,799 as of August 2, 2009, and total revenues of $36,467,311 for the fifty-two weeks then ended. General Microwave Israel acquired Eyal Industries on September 16, 2008 (see Note B to the consolidated financial statements). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for General Microwave Israel and Subsidiary is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors for the fifty-two weeks ended August 2, 2009, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herley Industries, Inc. and Subsidiaries as of August 2, 2009 and the results of their operations and their cash flows for the fifty-two weeks ended August 2, 2009 and the fifty-three weeks ended August 3, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion based on our audits and the report of the other auditors for the fifty-two weeks ended August 2, 2009, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

Marcum LLP

Melville, New York

October 16, 2009

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 1, 2010	August 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,690	$14,820
Trade accounts receivable, net	28,705	28,687
Costs incurred and income recognized in excess of billings on uncompleted contracts and claims	9,334	10,396
Inventories, net	51,453	57,804
Deferred income taxes	15,726	19,380
Other current assets	3,875	2,816

Total Current Assets	134,783	133,903
Property, plant and equipment, net	32,441	32,872
Goodwill	43,722	43,722
Intangibles, net	8,197	9,619
Deferred income taxes	7,045	7,571
Other assets	426	598

Total Assets	$226,614	$228,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,321	$1,595
Current portion of employment settlement agreements - (net of imputed interest of $60 in 2010 and $98 in 2009)	1,331	7,400
Current portion of litigation settlements (net of imputed interest of $46 in fiscal 2009)	—	954
Accounts payable and accrued expenses	30,296	25,509
Billings in excess of costs incurred and income recognized on uncompleted contracts	648	261
Income tax payable	539	—
Accrual for contract losses	2,080	3,440
Accrual for warranty costs	1,039	938
Advance payments on contracts	9,922	12,698

Total Current Liabilities	47,176	52,795
Long-term debt, net of current portion	10,881	12,246
Long-term portion of employment settlement agreements (net of imputed interest of $19 in 2010 and $79 in 2009)	1,437	2,827
Other long-term liabilities	8,136	8,361

Total Liabilities	67,630	76,229

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $.10 par value; authorized 20,000,000 shares; issued and outstanding 13,774,394 in 2010 and 13,719,926 in 2009	1,377	1,372
Additional paid-in capital	103,029	103,113
Retained earnings	54,896	47,882
Accumulated other comprehensive loss	(318)	(311)

Total Shareholders’ Equity	158,984	152,056

Total Liabilities and Shareholders’ Equity	$226,614	$228,285

The accompanying notes are an integral part of these consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fifty-two weeks ended		Fifty-three weeks ended August 3, 2008
	August 1, 2010	August 2, 2009
Net sales	$188,123	$160,089	$136,088

Cost and expenses:
Cost of products sold	134,329	132,648	107,848
Selling and administrative expenses	31,403	28,981	28,349
Impairment of goodwill and other intangible assets	—	44,151	—
Litigation costs, net of recovery settlement	782	1,786	5,550
Litigation settlements	10,975	—	15,542
Employment contracts settlement costs	900	10,553	—

	178,389	218,119	157,289
Operating income (loss)	9,734	(58,030)	(21,201)

Other (expense) income:
Interest income	77	106	1,050
Interest expense	(513)	(1,392)	(661)
Foreign exchange transactions losses	(219)	(276)	(126)

	(655)	(1,562)	263

Income (loss) from continuing operations before income taxes	9,079	(59,592)	(20,938)
Provision (benefit) for income taxes	2,065	(18,872)	(10,254)

Income (loss) from continuing operations	7,014	(40,720)	(10,684)

Discontinued operations:
(Loss) income from operations of discontinued subsidiary	—	(734)	589
(Benefit) provision for income taxes	—	(278)	251

(Loss) income from discontinued operations	—	(456)	338

Net income (loss)	$7,014	$(41,176)	$(10,346)

Earnings (loss) per common share - Basic
Income (loss) from continuing operations	$.51	$(3.00)	$(.78)
(Loss) Income from discontinued operations	—	(.03)	.02

Net income (loss)	$.51	$(3.03)	$(.76)

Basic weighted average shares	13,788	13,560	13,652

Earnings (loss) per common share - Diluted
Income (loss) from continuing operations	$.50	$(3.00)	$(.78)
(Loss) Income from discontinued operations	—	(.03)	.02

Net income (loss)	$.50	$(3.03)	$(.76)

Diluted weighted average shares	14,051	13,560	13,652

The accompanying notes are an integral part of these consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fifty-two weeks ended August 1, 2010 and August 2, 2009, and Fifty-three weeks ended August 3, 2008

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance at July 29, 2007	13,977,115	1,398	107,094	99,404	—	1,745	209,641
Exercise of stock options	38,725	3	318				321
Purchase of 493,938 shares of treasury stock					(7,139)		(7,139)
Share-based compensation			990				990
Tax benefit upon exercise of stock options			91				91
Retirement of treasury shares	(493,938)	(49)	(7,090)		7,139		—

Subtotal	13,521,902	1,352	101,403	99,404	—	1,745	203,904
Net loss				(10,346)			(10,346)
Other comprehensive loss
Unrealized loss on interest rate swap						(25)	(25)
Foreign currency translation loss						(98)	(98)

Comprehensive loss							(10,469)

Balance at August 3, 2008	13,521,902	1,352	101,403	89,058	—	1,622	193,435
Exercise of stock options	263,525	27	2,342				2,369
Issuance of restricted stock	100,000	10	(10)				—
Exchange of 165,501 shares for options exercised					(1,831)		(1,831)
Share-based compensation			462				462
Stock option modification			518				518
Tax benefit upon exercise of stock options			212				212
Retirement of treasury shares	(165,501)	(17)	(1,814)		1,831		—

Subtotal	13,719,926	1,372	103,113	89,058	—	1,622	195,165
Net loss				(41,176)			(41,176)
Other comprehensive loss
Unrealized loss on interest rate swap						(23)	(23)
Foreign currency translation loss						(1,910)	(1,910)

Comprehensive loss							(43,109)

Balance at August 2, 2009	13,719,926	$1,372	$103,113	$47,882	$—	$(311)	$152,056
Exercise of stock options	467,000	47	4,837				4,884
Exchange of 343,492 shares for options exercised					(5,235)		(5,235)
Purchase of 74,040 shares of treasury stock					(979)		(979)
Issuance of restricted stock	105,000	10	(10)				—
Cancellation of restricted stock	(100,000)	(10)	10				—
Share-based compensation			358				358
Tax benefit upon exercise of stock options			893				893
Retirement of treasury shares	(417,532)	(42)	(6,172)		6,214		—

Subtotal	13,774,394	1,377	103,029	47,882	—	(311)	151,977
Net Income				7,014			7,014
Other comprehensive income
Unrealized gain on interest rate swap						26	26
Foreign currency translation loss						(33)	(33)

Comprehensive income							7,007

Balance at August 1, 2010	13,774,394	$1,377	$103,029	$54,896	$—	$(318)	$158,984

The accompanying notes are an integral part of these consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fifty-two weeks ended		Fifty-three weeks ended August 3, 2008
	August 1, 2010	August 2, 2009
Cash flows from operating activities:
Net income (loss)	$7,014	$(41,176)	$(10,346)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,938	8,468	7,266
Loss (gain) on sale of fixed assets	26	(574)	—
Impairment of goodwill of discontinued subsidiary	—	1,000	—
Impairment of goodwill of continuing operations	—	42,050	—
Impairment of intangible assets	—	2,101	—
Abandonment of long-lived assets	—	345	—
Stock-based compensation costs	358	718	990
Excess tax benefit from exercises of stock options	(893)	(212)	(91)
Litigation and claim settlements	10,975	8,982	15,442
Employment contract settlement costs	—	10,553	—
Imputed interest on employment and settlement liabilities	145	327	446
Foreign exchange transaction losses (gains)	1	(1)	122
Inventory valuation reserve charges	1,635	2,495	1,515
Reduction in accrual for contract losses	—	—	(826)
Warranty reserve charges	1,703	1,635	1,260
Deferred tax provision	4,166	(24,514)	(4,275)
Changes in operating assets and liabilities:
Cash of discontinued subsidiary	—	(712)	—
Trade accounts receivable	(52)	(3,426)	961
Receipt of contract claim settlement	1,476	—	—
Costs incurred and income recognized in excess of billings on uncompleted contracts and claims	(547)	5,559	(5,042)
Inventories, net	4,662	(6,739)	(11,342)
Other current assets	(1,072)	2,651	86
Accounts payable and accrued expenses	(5,098)	2,920	3,485
Warranty costs	(1,599)	—	—
Billings in excess of costs incurred and income recognized on uncompleted contracts	409	304	514
Accrual for contract losses	(1,347)	755	2,660
Litigation settlement payments	(3,000)	(1,000)	(13,500)
Employment settlement payments	(8,458)	(4,476)	(1,336)
Advance payments on contracts	(774)	6,618	957
Other, net	512	229	438

Total adjustments	10,166	56,056	(270)

Net cash provided by (used in) operating activities	17,180	14,880	(10,616)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(30,010)	—
Proceeds from sale of discontinued subsidiary	—	15,000	—
Proceeds from sale of fixed assets	161
Capital expenditures	(5,311)	(5,432)	(4,637)
Other	—	27	3

Net cash used in investing activities	(5,150)	(20,415)	(4,634)

Cash flows from financing activities:
Borrowings under bank line of credit	7,000	35,600	20,400
Borrowings - term loan	—	10,000	—
Proceeds from exercise of stock options	542	538	321
Excess tax benefit from exercises of stock options	893	212	91
Payments of long-term debt	(1,599)	(2,182)	(1,357)
Payments under bank line of credit	(7,000)	(38,100)	(17,900)
Purchase of treasury stock	(979)	—	(7,139)

Net cash (used in) provided by financing activities	(1,143)	6,068	(5,584)

Effect of exchange rate changes on cash	(17)	(60)	—

Net increase (decrease) in cash and cash equivalents	10,870	473	(20,834)
Cash and cash equivalents at beginning of period	14,820	14,347	35,181

Cash and cash equivalents at end of period	$25,690	$14,820	$14,347

Supplemental cash flow information:
Retirement of shares of treasury stock	$6,214	$1,831	$7,139

The accompanying notes are an integral part of these consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations and Recent Events

Herley Industries, Inc. (“Herley”), a Delaware corporation, and its wholly-owned subsidiaries (collectively the “Company”) are engaged in the design, development and manufacture of microwave technology solutions for the defense, aerospace and medical industries worldwide with four domestic and three foreign manufacturing facilities and two engineering offices in the U.S. Herley’s corporate office is in Lancaster, Pennsylvania. Herley’s primary facilities include: Herley Lancaster; Herley New England; Herley Israel; Microsystems, Inc. (“MSI”); Herley-CTI; Herley GMIC Eyal (“Eyal”); and EW Simulation Technology (“EWST”). In the first quarter of fiscal 2009, the Company sold Innovative Concepts, Inc. (“ICI”) (see Note C).

In July 2010, in connection with the legal matters discussed in Note F – Commitments and Contingencies, Litigation, the Company reached an agreement to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-cv-2596 (JRS). As previously disclosed, between June 2006 and August 2006, the Company and certain of its current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of stock of the Company during the period October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, the Company and the Individual Defendants steadfastly maintained that the claims raised in the securities class action were without merit, and vigorously contested those allegations. As part of the settlement, the Company and the Individual Defendants continue to deny any liability or wrongdoing under the securities laws. The terms of the settlement provide for, in part, the dismissal of the litigation against the Company and all of the Individual Defendants, and the creation by the Company of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claims. Upon final approval of the settlement by the Court, in August 2010 the Company paid $10 million, which is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet as of August 1, 2010, out of existing cash reserves to create the settlement fund.

In May, 2010 the Company reached an agreement to settle all stockholder derivative actions originally filed in 2006 in the United States District Court for the Eastern District of Pennsylvania at Docket No. 06-CV-2964 (JRS). The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company. All of the defendants previously denied any wrongdoing and, under the settlement agreement, the Company and the other defendants continued to deny any breach of fiduciary duties or any other improper actions. Under the terms of the settlement, as approved by the Court, the Company has agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies. The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment. In addition, the Court awarded plaintiffs’ counsel the sum of $975,000, which is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet as of August 1, 2010, for fees and costs in pursuit of the consolidated derivative action. The Company paid this award in August 2010.

In February 2010, the Company settled its litigation with its Director and Officers insurance carrier for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the securities class action and derivative action litigation, and the policy is deemed exhausted. The Company received the settlement payment of $1.7 million in February 2010, which was net of the $2.3 million that had previously been advanced.

Effective January 8, 2010, David H. Lieberman resigned as the Company’s Chairman of the Board of Directors. Mr. Lieberman was appointed to the Company’s Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr. Lieberman determined that it would be in the mutual best interests for the Company and Mr. Lieberman to transition to a new Chairman of the Board and for Mr. Lieberman to engage in other business opportunities. During his Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company’s expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest, and, thus, he will forego the potential value of the restricted stock previously granted to him. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to, the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Fiscal Year

The Company’s fiscal year ends on the Sunday closest to July 31. Normally each fiscal year consists of fifty-two weeks, but every five or six years the fiscal year will consist of fifty-three weeks. Fiscal year 2010 consists of fifty-two weeks ended August 1, 2010 (“fiscal 2010”); fiscal year 2009 consists of fifty-two weeks ended August 2, 2009 (“fiscal 2009”); and fiscal year 2008 consists of fifty-three weeks ended August 3, 2008 (“fiscal 2008”).

3. Basis of Financial Statement Presentation and Accounting Estimates

The consolidated financial statements include the accounts of Herley Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.

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

4. Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest, which approximates market value. The Company limits its credit risk to an acceptable level by evaluating the financial strength of institutions at which significant investments are made and based upon credit ratings. The Company had cash balances in excess of amounts insured by the FDIC as of August 1, 2010 and August 2, 2009. In addition, the Company had cash balances in foreign countries of approximately $9,393,000 and $7,840,000 as of August 1, 2010 and August 2, 2009, respectively.

5. Concentration of Credit Risk/Trade Accounts Receivable and Related Accounts

Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. Trade accounts receivable are principally from the U.S. Government, major U.S. Government contractors, several foreign governments, and domestic customers in the defense, aerospace and medical industries. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required. In many cases, irrevocable letters of credit accompanied by advanced payments are received from foreign customers, and progress payments are received from domestic customers. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. As of August 1, 2010 and August 2, 2009, a reserve for doubtful accounts of approximately $418,000 and $262,000, respectively, are reflected in the consolidated balance sheets as a deduction from trade accounts receivable. Historically, the write-off of uncollectible trade accounts receivable has been immaterial.

The asset “Costs incurred and income recognized in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs incurred and income recognized on uncompleted contracts” represents amounts billed in excess of revenues earned. Included in these two categories are unbilled amounts which are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Unbilled amounts are expected to be collected within one year.

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

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Rent holidays and scheduled rent increases under operating leases are recognized on a straight-line basis over the lease term; including the rent holiday period. Gains and losses arising from the sale or disposition of property, plant and equipment are included in income from operations.

8. Computer Software

Internal use software, which consists primarily of an integrated manufacturing and financial reporting package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally eight years.

9. Goodwill and Intangible Assets

The Company accounts for its acquired goodwill and intangible assets in accordance with the authoritative guidance for business combinations and intangibles. In accordance with the standards, purchased goodwill must be evaluated for impairment on an annual basis. Goodwill and other intangibles with indefinite lives are not amortized.

Testing for impairment of goodwill is performed in two steps: (i) the Company determines impairment by comparing the fair value of its single reporting unit with its carrying value, and (ii) if impairment is indicated, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation as of August 1, 2010 based on the implied fair value using its current market capitalization, which, in an active market for its common stock, the Company considers a reasonable indication of implied fair value. At August 1, 2010, the market capitalization was above the Company’s carrying value, and the Company concluded no additional evaluation was required since there was no indication of an impairment of goodwill as of August 1, 2010. Due to the overall macroeconomic environment in fiscal 2009 and the depressed market capitalization of the Company, the Company proceeded to step two of the process to evaluate its goodwill impairment using the income approach and the market approach, as well as a weighted blend of each of the fair value approaches. Based upon these collective analyses, the Company concluded that there was an impairment of goodwill as of August 2, 2009 in the amount of $42,050,000, which was charged to operations in the fourth quarter of fiscal 2009.

The changes in the carrying amount of goodwill for fiscal 2009 and 2010 are as follows (in thousands):

Balance at August 3, 2008	$73,900
Goodwill acquired during the period (2)	17,039
Impairment of goodwill - continuing operations	(42,050)
Goodwill of discontinued business (3)	(4,047)
Fluctuations in foreign currency (1)	(1,120)

Balance at August 2, 2009 and August 1, 2010	$43,722

(1)	Related to EWST acquired in fiscal 2003.
(2)	Related to the acquisition of Eyal (see Note B).
(3)	Related to the sale of ICI (see Note C).

The Company entered into a license and development agreement in April 2005 to license millimeter wave technology for military applications from Xytrans, Inc. (“Xytrans”). The technology acquired includes exclusive access to a portfolio of patents and trade secrets that improve the cost and performance of millimeter wave subsystems that are used in weapons and radar systems. The Company began to amortize the costs associated with this agreement in fiscal 2008 over the estimated economic life of approximately eight years. In the fourth quarter of fiscal 2009, the Company reevaluated the resources that it intended to utilize to pursue the marketing of products related to the license, performed a test for impairment of the license and determined that the fair value of the license on a discounted cash flow basis approximated $700,000 and recorded an impairment charge of $2,101,000, which is included in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has performed its annual impairment evaluation for its other intangible assets with indefinite lives and determined that these were not impaired as of August 1, 2010. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

The carrying amounts of intangible assets as of August 1, 2010 and August 2, 2009 are as follows (in thousands):

	August 1, 2010		August 2, 2009		Amortization period (years)
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets:
Technology (1) (2)	$8,022	$2,392	$8,055	$3,201	10-15
Backlog (2)	4,375	4,152	4,375	2,165	2-5
Drawings	800	338	800	284	15
Non-compete agreement	31	31	31	31	5
Xytrans license	3,734	3,150	3,734	3,034	8
Patents	568	470	568	429	14

	17,530	10,533	17,563	9,144

Indefinite-lived intangible assets:
Trademarks	1,200		1,200

Total intangible assets	$18,730	$10,533	$18,763	$9,144

(1)	Adjusted to reflect fluctuations in foreign currency related to EWST.
(2)	Includes the fair value of Eyal intangibles acquired in September 2008.

Amortization expense related to intangibles for fiscal 2010, 2009, and 2008 was approximately $1,389,000, $2,727,000, and $2,249,000, respectively.

Estimated aggregate amortization expense for each of the next five fiscal years is as follows (in thousands):

2011	$1,026
2012	$802
2013	$778
2014	$761
2015	$741

10. Long-Lived Assets

The Company accounts for long-lived assets using a probability weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets. The Company considers a business to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less cost to sell. Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.

In the fourth quarter of fiscal 2009, the Company recorded a charge of approximately $345,000 on the abandonment of fixed assets in connection with the closure of the Company’s manufacturing facility in Farmingdale, New York.

11. Advance Payments and Billings in Excess of Costs Incurred

The Company receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts.

12. Revenue and Cost Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. It is the policy of the U.S. Government to ensure that (a) its contracts include inspection and other quality requirements, including warranty clauses when appropriate, that are determined necessary to protect the Government’s interest, (b) supplies tendered by contractors meet contract requirements; and (c) Government contract quality assurance is conducted before acceptance (except as otherwise provided in the Federal Acquisition Regulations), by or under the direction of Government personnel. The Company, as a U.S. Government contractor, is required to control the quality of its products and to tender to the Government only those products that meet the contract requirements. Accordingly, the Company’s Government contracts include provisions that require its products to pass quality inspection prior to acceptance by the Government. Revenue is not recognized until the products pass quality inspection and are accepted by the customer. In the event the Government’s acceptance occurs at destination, revenue is recognized at shipment if it can be demonstrated that the delivered products meet all of the specified criteria prior to customer acceptance. Payments received from customers in advance of product delivery are recorded as advance payments on contracts until earned.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products sold, regardless of the costs incurred. A certain percentage of revenues are derived from long-term, fixed price contracts. Revenues and estimated profits, including contract claims and unpriced change orders, are recognized on these long-term contracts using the percentage-of-completion method of accounting and are based on estimated completion to date (the total contract amount multiplied by the percentage of performance, based on total costs incurred in relation to total estimated cost at completion). In September 2009, the Company settled a matter related to claims and unpriced change orders in connection with changes in scope issues on a contract and engineering costs related to the contract resulting in a charge to cost of products sold of approximately $331,000 and a reduction in net sales of approximately $2,752,000.

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

13. Product Development

The Company’s primary efforts are focused on engineering design and product development activities rather than pure research. The cost of these development activities, including employees’ time and prototype development, was approximately $16,825,000, $22,517,000, and $20,723,000 in fiscal 2010, 2009, and 2008, respectively, and are included in cost of products sold. Amounts paid by customers toward these product development activities were approximately $7,462,000, $10,458,000 and $2,598,000 in fiscal 2010, 2009 and 2008, respectively, and are included in net sales.

Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

14. Income Taxes

Income taxes are accounted for by the asset and liability approach. Deferred tax assets and liabilities represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid, based on tax laws and rates as currently enacted. They arise from temporary differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. The provision (benefit) for income taxes represents the total of income taxes payable (receivable) for the current year, the net change in deferred tax assets and liabilities and the change in the liability for unrecognized tax benefits.

Deferred tax assets pertaining to excess tax benefits on the exercise of stock options and the corresponding credit to additional paid-in capital are recorded in the year in which the related tax deduction reduces taxes payable, pursuant to the accounting standard for stock based compensation. The Company has elected the “With-and-without approach” regarding ordering of excess tax benefits to determine whether the excess tax benefit reduces taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

On July 30, 2007, the Company adopted the accounting standard for uncertain tax positions. The cumulative effect of applying this standard resulted in a reclassification of $3.1 million of income tax liabilities (including interest and penalties of $.7 million) from current to non-current liabilities. The total amount of unrecognized tax benefits could increase or decrease due to audit settlements, tax examination activities and application of the recognition and measurement criteria under the standard with respect to new tax positions or existing tax positions for which there has been a change in the applicable facts and circumstances. The Company has elected to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit, as well as its outstanding income tax assets and liabilities.

The Company has identified its federal tax return and its state tax return in Pennsylvania as major tax jurisdictions. The Company is also subject to multiple other state and foreign jurisdictions. The Company’s evaluation of FIN 48 tax matters was performed for all tax years subject to examination and believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above, which would result in a material change to its financial position.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Share-Based Compensation

The Company has various fixed stock option plans which are described in Note O that provide for the grant of stock options to eligible employees and directors.

The Company accounts for share-based compensation utilizing the fair value recognition guidance related to share-based payment. Such guidance requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period for each separately vesting portion of the options. Compensation costs included in operating expenses in fiscal 2010, 2009 and 2008 were approximately $358,000, $462,000 and $990,000, respectively. Option grants have been valued using a Black-Scholes option valuation model.

Income tax benefits relating to the exercise of stock options during fiscal 2010, 2009 and 2008 amounted to approximately $893,000, $212,000 and $91,000, respectively. Income tax benefits relating to the exercise of stock options are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows.

The aggregate value of unrecognized compensation costs related to unvested options as determined using a Black-Scholes option valuation model, was approximately $189,000 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.47 years.

During fiscal 2010, the Company granted 10,000 non-qualified stock options with a fair value of approximately $43,000. Additionally, the Company issued 100,000 and 5,000 shares of restricted stock to the Chairman of the Board of Directors and a Senior Vice President respectively, which were valued at the date of grant using the market price of the stock. The restricted stock awards have a value of approximately $1,492,000 and vest in equal installments over 5 years and 3 years respectively. Options for 467,000 shares of common stock were exercised at an average price of $10.46 per share and 395,200 options were forfeited during the year.

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was approximately $2,232,000, $554,000 and $237,000 respectively.

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options issued during the fiscal periods presented are as follows:

	2010	2009	2008
Weighted average fair value of options granted	$4.25	$3.32	$5.72
Expected life (years)	3.50	2.63	2.73
Expected volatility	.47	.47	.47
Risk-free interest rate	1.4%	2.7%	5.1%
Expected dividend yield	zero	zero	zero
Forfeiture rate	6.19	7.52	6.19

The expected life of options granted during the periods presented above is based on the Company’s historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted is determined using historical volatilities based on historical stock prices. The risk-free interest rate is determined using the yield available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend. The forfeiture rate is based on the Company’s historical experience.

16. Foreign Currency Translation

Financial statements of foreign subsidiaries are prepared in their respective functional currencies and translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities and a monthly average rate during the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the foreign currency translation component of “Accumulated other comprehensive income” in the accompanying Consolidated Statements of Shareholders’ Equity. Transaction gains and losses resulting from transactions entered into under contracts in a currency other than the subsidiary’s functional currency are accounted for on a transactional basis as a credit or charge to operations.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Derivatives

The Company recognizes all derivatives in its Consolidated Balance Sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value hedge”) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The Company entered into an interest rate swap in October 2001 with a bank, which it recognized as a cash flow hedge. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

18. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in its Consolidated Statements of Shareholders’ Equity, which includes net income (loss), unrealized gain (loss) on an interest rate swap, net of related income taxes; and foreign currency translation gain (loss). Substantially all the amount included in other comprehensive income (loss) relates to the effects of foreign exchange translation gains and losses. No adjustment has been made for income taxes since substantially all translation gains and losses relate to the permanent investment in the foreign subsidiary.

19. Dividend Policy

The Company has not paid cash dividends in its history. The Company’s Board of Directors evaluates its dividend policy based on its financial condition, profitability, cash flow, capital requirements and the outlook of its business.

20. Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs in fiscal 2010, 2009, and 2008 were $75,000, $72,000, and $233,000, respectively.

21. New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued ASU 2010-17, “Revenue Recognition — Milestone Method.” The amended guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development transactions. The amended guidance is effective prospectively for milestones achieved in the Company’s fiscal period ending August 1, 2010. This amendment does not have any impact on the Company’s financial position, results of operations, or cash flows.

In February 2010 the FASB issued ASU 2010-09, “Subsequent Events” that removed the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. This amendment clarifies the intended scope of the reissuance disclosure provisions, is effective upon issuance and had no impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. The amended guidance will be effective prospectively for revenue arrangements entered into or materially modified in the Company’s fiscal period ending August 1, 2010. This amendment has no significant impact on the Company’s financial position, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after August 1, 2010 are not expected to have a significant effect on the Company’s financial position, results of operations, or cash flows.

NOTE B – BUSINESS COMBINATION

The Company entered into an Asset Purchase Agreement (“Asset Agreement”), dated as of August 1, 2008, to acquire the business and certain assets, subject to the assumption of certain liabilities, of Eyal Industries (“Eyal”), a privately-held Israeli company, for $30,000,000. The transaction closed on September 16, 2008. The business operates as a wholly-owned subsidiary of General Microwave Israel (1987) Ltd. Eyal is a leading supplier of a broad range of innovative, high reliability RF, microwave and millimeter wave components and customized subsystems for the global defense industry. Based in Kibbutz Eyal, Israel, the company has approximately 130 employees as of August 1, 2010. Eyal’s core capabilities include complex integrated microwave assemblies and “off-the-shelf” components for radar, ESM, ECM and communication systems which complement and expand the Company’s current product line. Eyal’s customers and programs further strengthen the Company’s presence in the international marketplace. Funding for the purchase was provided through a $20,000,000 loan under the Company’s existing credit facility (which was repaid in fiscal 2010) and a term loan in the amount of $10,000,000 through a bank in Israel. The term loan is payable in quarterly installments of $250,000 over a period of 10 years with interest at LIBOR plus 1.5%.

The acquisition has been accounted for under the purchase method. The results of operations of Eyal are included in the Consolidated Financial Statements from September 1, 2008 (the designated “effective date”).

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$30,427

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets below (in thousands), has been allocated to goodwill. Goodwill will be amortized for fifteen years for tax purposes but not for financial reporting purposes. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes and for financial reporting purposes and have been assigned useful lives as follows:

Technology	$2,929	13 years
Backlog	1,259	2 years
Trademarks	1,258	13 years

	$5,446

NOTE C – DISCONTINUED OPERATIONS AND DISPOSAL OF LONG-LIVED ASSETS

Discontinued operations

On September 18, 2008, the Company executed a stock purchase agreement (the “Agreement”) with a foreign defense company to divest its ICI subsidiary located in McLean, Virginia. ICI is a communications technology development firm specializing in research, design, development, production, and support of wireless data communications products and services. On November 10, 2008, the Company sold the stock of ICI for approximately $15,000,000 in cash, of which a balance of approximately $726,000 is held in escrow as security for certain indemnification obligations. The escrow funds are currently in dispute as a result of alleged misrepresentations by the Company under the Agreement. The sale of ICI is presented as discontinued operations in the Consolidated Statements of Operations.

The following results of operations of ICI have been presented as discontinued operations in the Consolidated Statements of Operations (in thousands):

	Fifty-two weeks ended August 2, 2009	Fifty-three weeks ended August 3, 2008
Net sales	$5,953	$19,076
Cost of products sold and other expenses	5,687	18,487
Impairment of goodwill	1,000	—

(Loss) income before income taxes	(734)	589
(Benefit) provision for income taxes	(278)	251

(Loss) income from discontinued operations	$(456)	$338

Disposal of long-lived assets

On October 31, 2008, the Company completed the sale of assets of its machine shop located at its MSI operation to a third party for a sale price of $675,000. Payment terms are $1,000 due at closing and the balance of $674,000 payable over six years in accordance with the terms of an interest bearing note. The note provides for minimum monthly payments of $9,000. The current portion of $108,000 is included in “Other current assets,” and the balance of approximately $360,000 is included in “Other assets” in the Consolidated Balance Sheet at August 1, 2010. The sale of assets resulted in a net gain of approximately $618,000 in fiscal 2009 and is included in “Selling and administrative expenses” in the Consolidated Statements of Operations.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D - INVENTORIES

The major components of inventories are as follows (in thousands):

	August 1, 2010	August 2, 2009
Purchased parts and raw materials	$33,026	$36,034
Work in process	24,623	28,686
Finished products	2,612	2,246

	60,261	66,966
Less:
Allowance for obsolete and slow moving inventory	7,373	7,314
Unliquidated progress payments	1,435	1,848

	$51,453	$57,804

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following (in thousands):

	August 1, 2010	August 2, 2009	Estimated Useful Life
Land	$4,006	$4,006
Building and building improvements	14,982	14,650	10-40 years
Machinery, equipment and software	66,587	62,255	3- 8 years
Furniture and fixtures	5,140	4,848	5-10 years
Leasehold improvements	242	250	5-10 years

	90,957	86,009
Less accumulated depreciation and amortization	58,516	53,137

	$32,441	$32,872

Depreciation and amortization charges totaled approximately $5,549,000, $5,741,000, and $5,017,000 in fiscal 2010, 2009 and 2008, respectively.

In accordance with authoritative guidance for “Accounting for Impairment or Disposal of Long-Lived Assets,” management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. For fiscal 2010 and 2009, there were no impairment charges for property, plant and equipment.

NOTE F - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, production and warehouse space as well as computer equipment and automobiles under non-cancelable operating leases. Rent expense for fiscal 2010, 2009 and 2008 was approximately $4,304,392, $3,613,000, and $4,036,000, respectively. Minimum annual rentals under non-cancelable operating leases are as follows (in thousands):

Fiscal year ending:	Amount
2011	$3,080
2012	2,847
2013	2,360
2014	2,311

$10,598

Purchase Commitments

The Company was committed to make future purchases primarily for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $25,438,000 at August 1, 2010.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change of Control and Consulting Agreements

The Chairman and all officers of the Company have agreements providing for an aggregate lump-sum payment of approximately $6,684,000 in the event of a change of control as defined in the agreements. The right to receive these payments expires two years from the date of a change of control.

Various consulting agreements with former executives of the Company provide for consulting periods with current aggregate annual payments of approximately $217,000, which expire at various dates and varying amounts through July 31, 2013.

Litigation

In July 2010, the Company reached an agreement to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-CV-2596 (JRS). As previously disclosed, between June 2006 and August 2006, the Company and certain of its current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of our stock during the period October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, the Company and the Individual Defendants have steadfastly maintained that the claims raised in the securities class action were without merit, and have vigorously contested those allegations. As part of the settlement, the Company and the Individual Defendants continue to deny any liability or wrongdoing under the securities laws. The terms of the settlement provide for, in part, the dismissal of the litigation against the Company and all of the Individual Defendants, and the creation by the Company of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claim. Upon final approval of the settlement by the Court, in August 2010 the Company paid $10 million out of existing cash reserves to create the settlement fund.

In May, 2010 the Company reached an agreement to settle all stockholder derivative actions originally filed in 2006 in the United States District Court for the Eastern District of Pennsylvania at Docket No. 06-CV-2964 (JRS). The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company. All of the defendants previously denied any wrongdoing and, under the settlement agreement, the Company and the other defendants continue to deny any breach of fiduciary duties or any other improper actions. Under the terms of the settlement, as approved by the Court, the Company has agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies. The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment. In addition, the Court awarded plaintiffs’ counsel the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action. The Company paid this award in August 2010.

In February 2010, the Company settled the litigation with its insurance carrier related to coverage under its directors’ and officers’ insurance policy for an aggregate settlement amount under the policy of $4.0 million. Under the terms of the settlement and release, the insurance carrier is not liable to any of the insured defendants, or any other insured under the policy, for any other payment under the policy in regard to the securities class action and derivative action litigation, and the policy is deemed exhausted. The Company received a settlement payment of $1.7 million in February 2010, which was net of $2.3 million that had previously been advanced.

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

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company’s financial position or results of operations. Among such legal proceedings is an action brought against the Company by a competitor in October, 2009. This action alleges that, through the actions of three former employees of the plaintiff, the Company improperly obtained trade secrets to unfairly compete against the plaintiff in seeking and ultimately winning certain contracts with third parties. Also named as defendants in this action are Micro Systems, Inc., a subsidiary of the Company, and the three former employees of the plaintiff, two of whom are current or former employees of Micro Systems, Inc.

The action alleges misappropriation of trade secrets and seeks $2,000,000 in compensatory damages, and an unspecified sum in punitive damages and legal fees. The Company has vigorously defended this action and denies any allegation of improperly obtaining and/or misappropriating the plaintiff’s trade secrets or proprietary information. Discovery in this case has commenced and the anticipated trial date for the action is May of 2011. At this stage of the proceedings, it is not possible to predict what, if any, liability the Company may have from this action. The parties are currently in settlement discussions in an effort to attempt to resolve the matter before both sides incur significant legal fees and costs. Disclosure of this action is being made at this time in light of the anticipated trial date and the current settlement discussions.

Stand-by Letters of Credit

The Company maintains a letter of credit facility in connection with a revolving credit agreement with two banks that provides for the issuance of stand-by letters of credit and requires the payment of a fee of 1.5% per annum (as amended October 2009) of the amounts outstanding under the facility. The facility expires March 31, 2012. At August 1, 2010, stand-by letters of credit aggregating approximately $6,859,000 were outstanding under this facility (see Note H), of which approximately $4,728,000 reduces the amount of credit available under the line of credit.

NOTE G - INCOME TAXES

The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Fifty-two weeks ended August 2, 2010	Fifty-three weeks ended August 3, 2009	Fifty-two weeks ended July 29, 2008
Domestic income (loss)	$4,513	$(59,418)	$(21,678)
Foreign income (loss)	4,566	(174)	740

Total income (loss)	$9,079	$(59,592)	$(20,938)

The provision (benefit) for income tax expense from continuing operations consists of the following (in thousands):

	Fifty-two weeks ended August 1, 2010	Fifty-three weeks ended August 2, 2009	Fifty-two weeks ended August 3, 2008
Current:
Federal	$61	$(286)	$(4,968)
State	146	143	(531)
Foreign	370	50	(229)

	577	(93)	(5,728)

Deferred:
Federal	1,753	(18,645)	(4,421)
State	405	(149)	(22)
Foreign	(670)	15	(83)

	1,488	(18,779)	(4,526)

	$2,065	$(18,872)	$(10,254)

The Company received tax refunds of approximately ($3,570,000), ($2,430,000) and ($1,217,000) in fiscal 2010, 2009 and 2008, respectively. The 2010 refund amount relates primarily to a U.S. federal refund claim filed in December 2009 with respect to the carry back of fiscal year 2009 net operating losses to prior tax years which was fully allowable.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the U. S. Federal statutory income tax rate and the effective tax rate on pretax income from continuing operations:

	Fifty-two weeks ended		Fifty-three weeks ended August 3, 2008
	August 1, 2010	August 2, 2009
Tax provision (benefit) at Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.0	3.2	2.0
True-up of deferreds and credits	0.9
Non-deductible expenses	3.4	(0.1)	(0.7)
Impairment of goodwill		(7.2)
Benefit of foreign tax rate and foreign-source income	(14.9)	(0.2)	1.3
Research and development credits	(1.2)	1.3	0.6
Change in valuation allowance	(4.7)
Adjustment of prior year accrual		(0.2)	3.3
Non-deductible fine			(6.0)
Reversal of unrecognized tax benefits			13.4
Other, net	0.3	(0.1)	0.1

Effective tax rate	22.8%	31.7%	49.0%

In fiscal 2010, the Company recorded a net deferred income tax benefit with respect to an increase in the effective state income tax rate that management expects to be applicable upon settlement of state deferred tax liabilities which was partially offset by additional deferred state income tax expense from true-up of state net operating loss carryforwards. These items were included in the tax expense and benefit recorded in fiscal 2010.

The tax effects of temporary differences that give rise to significant items comprising deferred income tax assets and liabilities are as follows (in thousands):

	August 1, 2010			August 2, 2009
	Deferred Tax Assets		Long-term Deferred Tax Liabilities	Deferred Tax Assets		Long-term Deferred Tax Liabilities
	Current	Long- Term		Current	Long- Term
Intangibles	$—	$7,279	$8,476	$—	$6,474	$6,799
Impairment of Goodwill	5,956	—	—	5,559	—	—
Accrued Vacation Pay	1,142	—	—	888	—	—
Accrued Bonus	703	—	—	115	—	—
Accrued warranty and other costs	1,867	—	—	227	—	—
Inventory	2,688	—	—	2,646	—	—
Depreciation	—	—	4,650	—	—	3,575
Accrual for contract losses	563	—	—	949	—	—
Net operating loss and other carry-forwards	—	11,504	—	4,732	10,175	—
Federal benefit of State deferred	(1,419)	(1,374)	(912)	—	—	—
Accrued employment settlement costs	4,280	—	—	3,808	148	—
Plant closing costs	268	—	—	—	—	—
Stock-based compensation	—	1,366	—	—	1,113
Other	(2)	164	—	456	35	—

	$16,046	$18,939	$12,214	$19,380	$17,945	$10,374

Management has determined, based upon the available evidence, that it is more likely than not that all of the Company’s deferred tax assets, net of a valuation allowance of approximately $1,150,000, related to certain foreign net operating loss carry-forwards due to uncertainty regarding the Company’s ability to realize them in the future, will be realized.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not recorded deferred income taxes on unremitted earnings in foreign subsidiaries that are considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $22,418,000 as of August 1, 2010.

As of August 1, 2010, the Company’s unrecognized tax benefits, that if recognized would affect the Company’s effective tax rate, were approximately $6,159,000. The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense. At August 1, 2010 and August 2, 2009, the combined amount of accrued interest related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $187,000 and $48,000, respectively. Management does not anticipate that it is reasonably possible that the amount of unrecognized tax benefits will significantly change in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at August 2, 2009	$6,115,000
Lapse of statute of limitations	(112,000)
Reduction of liability post audit settlement	(31,000)
Accrued interest	187,000

Balance at August 1, 2010	$6,159,000

The unrecognized tax benefits are included as “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company files income tax returns in the U.S. Federal jurisdiction and various foreign, state and local income tax jurisdictions. As of August 1, 2010, the Company was no longer subject to income tax examinations for taxable years before fiscal year 2006 in the case of U.S. federal and state taxing jurisdictions. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above, which could result in a material change to its financial position.

As of August 1, 2010, the Company has available net operating loss carry-forwards for state and U. S. Federal income tax purposes of approximately $32,190,000 and $17,400,000, respectively, with expiration dates through 2028. Unused research and development credits of approximately $1,937,000, with expiration dates through 2029, are available for U. S. Federal income tax purposes, as well as alternative minimum Federal tax credits of approximately $43,000. The Company has received all Federal tax refunds related to net operating carry-back claims that were filed in December 2009.

The New York State Department of taxation completed its examination of the tax returns for fiscal years 2006 through 2008 of the Company and its wholly-owned subsidiary, General Microwave Corporation, during fiscal 2010 with no material adjustments.

NOTE H - LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

	Rate	August 1, 2010	August 2, 2009
Revolving loan facility (a)	3.50%	$—	$—
Mortgage note (b)	2.06%	1,767	1,954
Industrial Revenue Bonds (c)	4.07%	2,100	2,230
Term loan (d)	1.82%	8,250	9,250
Note payable (e)	6.75%	—	90
Note payable (f)	5.35%	—	192
Other	—	85	125

		12,202	13,841
Less: current portion		1,321	1,595

		$10,881	$12,246

(a)

On April 30, 2007, the Company replaced its existing credit facility with a new $40,000,000 Revolving Credit Loan Agreement with two banks on an unsecured basis. The new facility may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The agreement, as amended, requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. The Company may elect to borrow with interest at the bank’s prime rate of interest minus 0.50%; or the greater of LIBOR plus a margin of 2.50% or 3.50% (effective May 4, 2009). There is a fee of 25 basis points per annum on the unused portion of the credit facility, payable quarterly, and a fee of 1.5% per annum on outstanding stand-by letters of credit. Stand-by letters of credit in the amount of approximately $6,859,000 were outstanding at August 1, 2010 (see Note F), of which approximately $4,728,000 reduces the amount available under the credit line. If at any time the Company’s backlog of orders falls below $50,000,000, the bank may obtain a security interest in eligible accounts receivable, as defined, and if the outstanding advances are greater than 100% of eligible receivables, a lien on all inventories. Funded backlog as of August 1, 2010 was approximately $186,660,000. There were no borrowings under the line at August 1, 2010 and August 2, 2009.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement contains various financial covenants, including, among other matters, minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company did not meet the minimum tangible net worth covenant at August 2, 2009 by approximately $2,418,000 and obtained a waiver from its bank with respect thereto, and was in compliance with all other financial covenants at August 2, 2009.

In October 2009, the Company entered into a modification of its existing credit facility. Under the terms of the modification, the Company will pay a fee of 25 basis points per annum on the unused portion of the credit facility, payable quarterly, and a fee of 1.5% per annum on outstanding stand-by letters of credit. In addition, the Company pays a fee of 25 basis points per annum on outstanding borrowings under the facility until such time as the Company’s tangible net worth, as defined, is equal to a minimum of $90,000,000. In addition, the modification revised the minimum tangible net worth covenant to $80,000,000 through the second quarter, and $85,000,000 through the third quarter, respectively, of fiscal 2010. The covenant reverts to a minimum requirement of $90,000,000 at the end of fiscal 2010.

In February 2010, the Company amended the credit agreement with the bank providing for a change in revolving credit facility maturity date to March 31, 2012 (date was March 31, 2011). As of August 1, 2010, the Company was in compliance with all financial covenants.

(b)

The mortgage loan is for a term of ten years commencing February 16, 1999 (with an extended maturity as modified to March 1, 2014) with fixed monthly principal and interest installments of $23,359 based upon a twenty-year amortization including interest at a fixed rate of 7.43% through March 1, 2009 and at LIBOR plus 1.75% thereafter. The loan is secured by a mortgage on the Company’s land and building in Lancaster, Pennsylvania having a net book value of approximately $1,770,000 at August 1, 2010.

The mortgage note agreement contains various financial covenants incorporated under the credit facility discussed in (a) above. In connection with this loan, the Company paid approximately $45,000 in financing costs. Such costs are included in “Other assets” in the Consolidated Balance Sheets net of amortization over the term of the loan.

(c)

On October 19, 2001, the Company received $3,000,000 in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the “Bonds”). The Bonds are due in varying annual installments through October 1, 2021. The initial installment of $95,000 was paid October 1, 2002 and increases each year until the final payment of $225,000 in 2021. The payment due October 1, 2010 was $130,000. The interest rate on the Bonds is reset weekly at the prevailing market rate of the BMA Municipal Index. The initial rate of interest was 2.1%, which, after giving effect to a ten-year interest rate swap agreement (see Note Q) becomes a fixed rate of 4.07%. The interest rate at August 1, 2010 was 0.43%. The Company is required to make a sinking fund payment on a monthly basis to fund the annual Bonds redemption installment. Proceeds from the Bonds were used for the construction of a 15,000 square foot expansion of the Company’s facilities in Lancaster, Pennsylvania, and for manufacturing equipment.

The Bonds are secured by a letter of credit of approximately $2,131,000 expiring October 18, 2011 and a mortgage on the related properties is pledged as collateral. The net book value of the land and building covered by the mortgage was approximately $1,592,000 at August 1, 2010.

(d)

On September 16, 2008, the Company entered into a ten-year term loan with a bank in Israel in the amount of $10,000,000 in connection with the acquisition of Eyal. The loan is payable in quarterly installments of $250,000 plus interest at LIBOR plus a margin of 1.5% (see Note B). The interest rate at August 1, 2010 was 1.816%. The loan agreement contains various financial covenants which have been met at August 1, 2010, including, among other matters, minimum net equity as defined.

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

(f)

In connection with the reporting software package noted in (e) above, the Company entered into an additional financing agreement in August 2006 providing for loans not to exceed an aggregate of $2,000,000. Amounts borrowed under the agreement are payable in thirty-six equal monthly installments with interest at 5.354% per annum. The Company borrowed an aggregate of $1,400,000 with monthly payments totaling approximately $42,750.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid interest in fiscal 2010, 2009 and 2008 of approximately $530,000, $548,000, and $406,000, respectively.

Future payments required on long-term debt are as follows (in thousands):

Fiscal year ending during:	Amount
2011	1,321
2012	1,329
2013	1,342
2014	2,356
2015	1,160
Thereafter	4,694

$12,202

NOTE I - EMPLOYMENT SETTLEMENT AGREEMENTS

Effective October 12, 2006 and as a condition to entering into an Administrative Agreement with the Department of the Navy the Company entered into an agreement with its former Chairman at the time to terminate the employment agreement between the Company and him dated as of July 29, 2002 and modified on December 9, 2003. Under the terms of the agreement he received payments totaling $9,461,528, with $3,000,000 paid upon the effective date of the agreement and sixty-four (64) consecutive monthly payments of $100,000, commencing on January 1, 2007 and a final payment of $61,528 on May 1, 2012 as evidenced by a non-interest bearing promissory note dated effective October 12, 2006. In the event of a “change of control” of the Company as defined in the employment agreement, all remaining payments due under the promissory note become immediately due and payable. In addition, he received his bonus of $636,503 for fiscal year 2006, and shall be entitled to receive medical care reimbursement and insurance, including life insurance, in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him, which are all vested and fully exercisable, shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option.

On June 25, 2009, a Special Committee of the Board of Directors authorized an accelerated payment to the former Chairman under the terms of his agreement with the Company. The event which caused acceleration was a change in control of the Company as defined in the agreement as the ownership of 20% or more of the outstanding voting securities of the Company. The triggering event caused the acceleration of approximately $3,362,000 otherwise payable over the next 34 months so that the full amount became immediately payable. Of this amount, approximately $3,055,000 has previously been expensed by the Company. A charge to operations of approximately $307,000, representing imputed interest, was recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

Effective July 22, 2009, the Company entered into an agreement with Myron Levy, then Chairman and Chief Executive Officer of the Company, terminating his employment agreement. The agreement provides that in full satisfaction of all prior, current and future obligations to Mr. Levy under the employment agreement, Mr. Levy received an immediate lump sum payment of $4,705,000 (which was paid in August 2009) and thereafter monthly payments of $100,000 commencing on September 1, 2009 for thirty-five consecutive months through July 1, 2012. Payments are through a non-interest bearing promissory note. Mr. Levy also continues as a consultant to the Company for three years at an annual compensation of $50,000 and is to receive certain other benefits, including medical reimbursement and insurance in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him which are all vested and fully exercisable shall continue to be exercisable by him or, following his death, by his designated beneficiaries, on or before the expiration date of the specific option.

Aggregate costs of approximately $8,679,000 under the agreement with Mr. Levy, including the initial cash payment of $4,705,000, payments due under the note of approximately $3,500,000, payments due under the consulting agreement of $150,000, medical and life insurance benefits of approximately $241,000 (all discounted at an imputed interest rate of 3.5%) and the fair value of the modification of the stock options of approximately $256,000 (using the Black-Scholes option valuation model), was recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

Effective August 1, 2009, the Company entered into an agreement with Jeffrey L Markel, then Chief Operating Officer of the Company, terminating his employment agreement. The Agreement provides that, in full satisfaction of all prior, current and future obligations to Mr. Markel under the employment agreement, Mr. Markel was to receive an immediate lump sum payment of approximately $1,370,000 (which was paid in August 2009). Mr. Markel also continues as a consultant to the Company for three years at an annual compensation of approximately $67,000 and is to receive certain other benefits through July 31, 2011, including medical reimbursement in accordance with the original terms of his employment agreement. The agreement also provides that all outstanding stock options previously issued to him shall vest immediately and become fully exercisable for a period of ninety days following the end of his consulting period.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate costs of approximately $1,874,000 under the agreement with Mr. Markel, including the initial cash payment of approximately $1,370,000, payments due under the consulting agreement of $200,000, medical and other benefits of approximately $52,000 (all discounted at an imputed interest rate of 3.5%) and the unamortized fair value of the stock options of approximately $262,000 was recorded in the consolidated financial statements during the fourth quarter of fiscal 2009.

Effective January 8, 2010, David H. Lieberman resigned as a director and Chairman of the Board of Directors of the Company. Mr. Lieberman was appointed to the Company’s Board of Directors on July 22, 2009 and elected as an executive, serving in the capacity of Chairman of the Board. In connection with his election as Chairman, Mr. Lieberman was awarded 100,000 shares of restricted common stock which were to vest in 2014, subject to accelerated vesting under certain circumstances, and annual compensation of $250,000. Having fulfilled various initiatives, the Company and Mr. Lieberman determined that it would be in their mutual best interests for the Company to transition to a new Chairman of the Board and for Mr. Lieberman to engage in other business opportunities. During Mr. Lieberman’s Chairmanship, Mr. Lieberman was able to achieve, either alone or along with others, results which exceeded the Company’s expectations, with respect to both the benefits to the Company and the time period during which these benefits were able to be realized. In addition, as a result of his resignation, Mr. Lieberman’s restricted stock will not vest, and, thus, Mr. Lieberman will forego the potential value of the restricted stock. In light of the value of Mr. Lieberman’s achievements on behalf of, and his contributions to the Company, the Company entered into an agreement with Mr. Lieberman under which he received a performance payment in the amount of $900,000.

NOTE J - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND WARRANTY COSTS

Accounts payable and accrued expenses include the following (in thousands):

	August 1, 2010	August 2, 2009
Accounts payable	$8,846	$15,354
Litigation settlements	10,975	—
Accrued payroll, bonuses and related costs	7,094	6,776
Accrued commissions	749	712
Accrued legal and accounting fees	405	656
Accrued rent expense	236	316
Accrued contract penalties	253	178
Other accrued expenses	1,738	1,517

	$30,296	$25,509

The Company warrants its products generally for a period of one year. Product warranty costs are accrued based on historical claims experience. Accrued warranty costs are reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for fiscal 2010 and 2009, respectively (in thousands):

	Fifty-two weeks ended August 1, 2010	Fifty-two weeks ended August 2, 2009
Balance at beginning of period	$938	$1,142
Provision for warranty obligations	1,780	1,692
Warranty liability of discontinued business	—	(250)
Warranty costs charged to the reserve	(1,679)	(1,646)

Balance at end of period	$1,039	$938

NOTE K - EMPLOYEE BENEFIT PLANS

In August 1985, the Board of Directors approved an Employee Savings Plan (“Plan”) which qualified as a thrift plan under Section 401(k) of the Internal Revenue Code (“Code”). Effective August 1, 2006, the Plan was amended to allow employees to elect salary deferrals up to the maximum dollar amounts permissible under Code Section 402(g), not to exceed the limits of Code Section 401(k), 404 and 415. For the Plan year beginning August 1, 2005, the Plan was amended to be considered a “Safe Harbor” plan, where a contribution will be made to eligible participants in an amount equal to 100% of the amount of each participant’s elective deferral that does not exceed 3% of compensation, plus 50% of the amount of the elective deferral that exceeds 3% of compensation up to a maximum contribution of 5% of compensation. Under the Safe Harbor provision, all contributions are 100% vested when made. Additional Company contributions can be made depending on profits. The aggregate benefit payable to an employee is dependent upon his rate of contribution, the earnings of the fund, and the length of time such employee continues as a participant. The Company has recognized expenses of approximately $1,243,000, $1,260,000 and $1,765,000 under the plans for fiscal 2010, 2009 and 2008, respectively. The Company also contributed to a similar plan through EWST whereby the Company matches employee elective contributions up to a maximum of 5% of compensation. Expenses recognized for fiscal 2010, 2009 and 2008 for the EWST plan were approximately $104,000, $94,000 and $86,000, respectively.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Israeli subsidiaries provide for employee severance liabilities pursuant to the Israeli severance pay law and labor agreements. The Company’s liability is fully provided for by monthly payments deposited with insurers and by a reserve established by the Company to cover the portion of this liability not covered by the Company’s deposits. In addition to recognizing an expense for the funding to the insurance programs for this severance obligation, the Company also records as expense the net increase in its unfunded severance liability. The liability for this unfunded severance obligation is included in “Other long-term liabilities” in the Consolidated Balance Sheets and was $2,041,000 and $2,231,000 for fiscal 2010 and 2009, respectively. The total expense recognized for employee severance programs in Israel (both the funded and unfunded portion of the program) was approximately $693,000, $1,055,000, and $458,000 for fiscal 2010, 2009 and 2008, respectively.

NOTE L - RELATED-PARTY TRANSACTIONS

Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida General Partnership. MSI Investments is owned by four individuals, two of whom are currently employees of MSI and one serves as a consultant. Lease costs paid in fiscal 2010, 2009, and 2008 were $299,000, $290,000, and $281,000, respectively.

On August 24, 2005, the Company amended the lease agreements for its manufacturing facility in Farmingdale, New York with a partnership owned by the wife of the Company’s current Chairman (and children of the Company’s former Chairman) and the children of the Company’s former Chief Executive Officer to incorporate two individual leases into a single lease and extended the term of the initial leases to August 31, 2010. The Company incurred rent expense of approximately $430,000, $494,000, and $478,000 in fiscal 2010, 2009 and 2008, respectively, under the leases. During the fourth quarter of fiscal 2008, the Company decided to close its manufacturing facility in Farmingdale, New York and transfer its contracts and assets to its other facilities in Whippany, New Jersey, Woburn, Massachusetts, Lancaster, Pennsylvania and Jerusalem, Israel. On January 25, 2009, the Company entered into a modification of the lease to reduce the amount of space it was leasing and reduce the annual rental payments remaining under the lease to approximately $430,000 annually through August 2010.

The Company entered into a new three year lease agreement commencing September 1, 2010 with a partnership owned by the wife of the Company’s current Chairman (and children of the Company’s former Chairman) relocating its Farmingdale, New York office to a new location having approximately 4,000 square feet at an annual cost of $72,000, subject to escalation of 3% per annum.

NOTE M - COMPUTATION OF PER SHARE EARNINGS

Basic earnings (loss) per common share (Basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share (Diluted EPS) are computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of the shares used in calculating the per share amounts for fiscal 2010, 2009 and 2008 (in thousands):

	Fifty-two weeks ended August 1, 2010	Fifty-two weeks ended August 2, 2009	Fifty-three weeks ended August 3, 2008
Numerator:
Net income (loss)	$7,014	($41,176)	($10,346)

Denominator:
Basic weighted-average shares	13,788	13,560	13,652
Effect of dilutive securities:
Employee stock options	263	—	—

Diluted weighted-average shares	14,051	13,560	13,652

Stock options not included in computation	1,677	3,191	3,512

Employee stock options for 1,676,700, 3,190,800 and 3,512,225 shares were not considered in the computation of diluted earnings (loss) per share calculations for fiscal 2010, 2009 and 2008, respectively, as their effect is anti-dilutive. The number of stock options not included in the computation of diluted EPS for fiscal year 2010 relates to stock options having exercise prices which are greater than the average market price of the common shares during the period, and therefore, are anti-dilutive. The options, which were outstanding as of August 1, 2010, expire at various dates through June 8, 2017 (See Note O).

NOTE N - COMPREHENSIVE (LOSS) INCOME

The foreign currency translation gain relates to the Company’s investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

For fiscal 2010 and 2009, the components of accumulated other comprehensive loss is as follows (in thousands):

	August 1, 2010	August 2, 2009
Unrealized loss on interest rate swap, net of taxes	$(51)	$(77)
Foreign currency translation loss	(267)	(234)

	$(318)	$(311)

NOTE O - SHAREHOLDERS’ EQUITY

On July 22, 2009, the Company announced a resumption of the stock repurchase program previously modified on October 12, 2007 to purchase up to 3,000,000 shares in the open market. As of August 1, 2010, the Company has acquired an aggregate of approximately 2,466,040 shares of common stock under this program, of which 74,040 shares were acquired during fiscal 2010 at an aggregate cost of approximately $979,000.

Following is a summary of all stock option plans:

In January 2010, the Board of Directors approved the 2010 Stock Plan which was approved by stockholders at the annual meeting of stockholders on March 23, 2010. The plan covers 500,000 shares of the Company’s common stock. The plan provides for the issuance of restricted stock or the granting of either non-qualified or incentive stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant and for incentive options at 110% of the fair market value if the participant owns 10% or more of the common stock of the company. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than five years from the date of grant. Under the restricted stock issuance program, the purchase price per share shall be fixed by the Board of Directors or the Compensation Committee but cannot be less than the fair value of the common stock on the date of issuance. Vesting of the shares issued is determined at the time of issue by the Compensation Committee or the Board of Directors. No stock options have been granted under the plan. One hundred thousand restricted shares were issued to the Company’s newly appointed Chairman of the Board under the plan in June 2010. Options for 400,000 shares of common stock are available for grant under the plan as of August 1, 2010.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2006, the Board of Directors ratified and approved the 2006 New Employee Stock Option Plan which covers 600,000 shares (as amended July 22, 2009) of the Company’s common stock. The plan as amended provides for the issuance of restricted stock or granting of non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The fair value of restricted shares issued is based on the closing price on the day prior to the date of issue. Vesting of the shares issued is determined at the time of issue by the Compensation Committee or the Board of Directors. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 10,000 and 5,000 shares were granted under the plan during fiscal years 2010 and 2009, respectively. Options for 28,000 shares were cancelled in fiscal 2009 and 5,000 restricted stock shares were issued under the plan in fiscal 2010. Awards for 100,000 shares of restricted stock previously issued under this plan to the Company’s former Chairman of the Board were canceled in January 2010. Options for 221,000 shares of common stock are available for grant under the plan as of August 1, 2010.

In March 2003, the Board of Directors approved the 2003 Stock Option Plan which covers 1,000,000 shares of the Company’s common stock. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 50,000 shares were granted under the plan during fiscal 2009. No options were granted under the plan in fiscal 2010. Options for 352,900 shares were cancelled under the plan in fiscal 2010 and options for 412,900 shares of common stock are available for grant under the plan as of August 1, 2010.

In September 2000, the Board of Directors approved the 2000 Stock Option Plan which covers 1,500,000 shares of the Company’s common stock. The plan expired in September 2010 with respect to the granting of new options. Options granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan will be the fair market value at the date of grant. The nature and terms of the options to be granted are determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Options for 34,000 shares were granted under the plan in fiscal 2009 and options for 34,000 and 10,000 shares were cancelled in fiscal 2010 and 2009, respectively. Options for 42,250 shares of common stock are available for grant under the plan as of August 1, 2010.

In April 1998, the Board of Directors approved the 1998 Stock Option Plan which covers 2,250,000 shares of the Company’s common stock. The plan has expired with respect to the granting of new options. Options which were granted under the plan are non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan were at fair market value at the date of grant. No incentive stock options were granted to employees under the plan. The nature and terms of the options granted were determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 467,000 shares were exercised in fiscal 2010 and options for 6,500 shares were cancelled.

In May 1997, the Board of Directors approved the 1997 Stock Option Plan which covers 2,500,000 shares of the Company’s common stock. The plan has expired with respect to the granting of new options. Options granted under the plan were non-qualified stock options. Under the terms of the plan, the exercise price for options granted under the plan were at fair market value at the date of grant. No incentive stock options were granted to employees under the plan. The nature and terms of the options granted were determined at the time of grant by the Compensation Committee or the Board of Directors. The options expire no later than ten years from the date of grant, subject to certain restrictions. Stock options for 1,200 shares were cancelled in fiscal 2010.

In October 1995, the Board of Directors approved the 1996 Stock Option Plan which covers 1,000,000 shares of the Company’s common stock. The plan has expired with respect to the granting of new options. Options granted under the plan are non-qualified stock options. The exercise prices of the options granted under the plan were at fair market value at the date of grant. The options expire no later than ten years from the date of grant. Stock options for 7,007 shares of common stock remain outstanding at August 1, 2010.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans for fiscal 2008, 2009 and 2010 is as follows:

Non-Qualified Stock Options

	Number of shares	Price Range per share	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)
Outstanding July 29, 2007	3,640,450	$4.06 - 20.45	$14.41
Granted	4,000	12.58 - 15.16	$13.87
Exercised	(38,725)	7.25 - 13.10	$8.30
Cancelled	(93,500)	14.50 - 20.09	$18.95

Outstanding August 3, 2008	3,512,225	$7.25 - 21.18	$14.84
Granted	89,000	10.39 - 17.09	$10.85
Exercised	(263,525)	7.63 - 9.30	$8.99
Cancelled	(146,900)	8.00 - 20.09	$17.84

Outstanding August 2, 2009	3,190,800	$8.38 - 21.18	$15.03	$2,146

Granted	10,000	12.45 - 12.45	$12.45
Exercised	(467,000)	10.46 - 10.46	$10.46
Cancelled	(395,200)	14.25 - 19.83	$18.28

Outstanding August 1, 2010	2,338,600	$8.38 - 21.18	$15.38	$3,964

Exercisable August 1, 2010	2,236,268		$15.48	$3,648

Vested and expected to vest August 1, 2010	2,330,117		$15.39	$3,936

(1)	There are 1,352,200 vested options with exercise prices greater than the closing stock price of $15.48 as of August 1, 2010.

Options outstanding and exercisable by price range as of August 1, 2010, with expiration dates ranging from September 19, 2010 to June 8, 2017 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.38 -12.58	411,000	1.41	$8.92	343,268	$8.55
13.10 - 13.10	530,000	1.34	13.10	530,000	13.10
14.69 - 17.98	834,100	3.71	17.20	803,700	17.19
18.57 - 18.57	8,500	0.26	18.57	6,800	18.57
19.52 - 21.18	555,000	1.82	19.56	552,500	19.55

$8.38 - 21.18	2,338,600	2.31	$15.38	2,236,268	$15.48

In July 2009, in connection with the appointments of the Company’s Chief Executive Officer and Senior Vice President, the Board of Directors awarded non-qualified stock options to purchase 50,000 shares and 25,000 shares of common stock, respectively, at the closing stock price on the date prior to such appointment of $10.39 per share. The options vest in equal annual installments over a three-year period. The Company also issued 100,000 restricted stock shares in July 2009 to its newly appointed Chairman of the Board which was to vest in 2014. In connection with his resignation in January 2010, the shares were canceled.

In June 2010, 100,000 restricted shares of stock, which vest over a five-year period, were issued to the Company’s Chairman of the Board in connection with his employment agreement.

NOTE P - SIGNIFICANT SEGMENTS, MAJOR CUSTOMERS, EXPORT SALES AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision makers are considered to be the Chief Executive Officer/President and the Vice President/Chief Financial Officer (“Chief Executive Officers”). The Company’s Chief Executive Officers evaluate both consolidated and disaggregated financial information, primarily gross revenues and cash flows, in deciding how to allocate resources and assess performance. The Chief Executive Officers also use certain disaggregated financial information for the Company’s product groups. The Company does not determine a measure of operating income or loss by product group. The Company’s product groups have similar long-term economic characteristics, such as application, and are similar in regards to (a) nature of products and production processes, (b) type of customers and (c) method used to distribute products. Accordingly, the Company operates as a single integrated business and, as such, has one operating segment as a provider of complex microwave technology solutions for the defense, aerospace and medical industries worldwide. All of the Company’s revenues result from sales of its products.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales for fiscal 2010, 2009 and 2008 were as follows: defense electronics, $179,035,000, $150,916,000 and $125,873,000, respectively; and commercial technologies, $9,088,000, $9,173,000 and $10,215,000, respectively.

Approximately 62%, 61% and 62% of our net sales for fiscal 2010, 2009 and 2008, respectively, were made to United States government agencies and their contractors and subcontractors for defense programs. Net sales directly to the U.S. Government in fiscal 2010, 2009, and 2008 accounted for approximately 15%, 12%, and 14% of net sales, respectively. Lockheed Martin Corporation and Northrop Grumman Corporation accounted for approximately 13% and 20% of net sales, respectively, in fiscal 2010 and accounted for 13% and 16% of net sales, respectively, in fiscal 2009. No other customer accounted for 10% or more of consolidated net sales during the periods presented. Sales to foreign customers amounted to approximately $64,251,000 (34%), $52,548,000 (33%), and $45,193,000 (33%) in fiscal 2010, 2009 and 2008, respectively.

Geographic net sales based on place of contract performance were as follows (in thousands):

	2010	2009	2008
United States	$139,707	$120,924	$113,123
Israel	42,368	35,413	19,166
England	6,048	3,752	3,799

	$188,123	$160,089	$136,088

Net property, plant and equipment by geographic area were as follows (in thousands):

	2010	2009
United States	$24,856	$25,011
Israel	7,382	7,703
England	203	158

	$32,441	$32,872

Total assets of foreign subsidiaries accounted for approximately 30% and 28% of total consolidated assets in fiscal 2010 and 2009, respectively, and total foreign liabilities accounted for approximately 76% and 67% of total consolidated liabilities in fiscal 2010 and 2009, respectively. The increases are primarily attributable to the acquisition of Eyal.

NOTE Q - DERIVATIVE FINANCIAL INSTRUMENTS

In October 2001, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest in connection with the Bonds discussed in Note H on a notional amount of $3,000,000 for a fixed rate of 4.07% for a ten-year period ending October 1, 2011. The notional amount reduces each year in tandem with the annual installments due on the Bonds. The fixing of the interest rate for the ten year period offsets the Company’s exposure to the uncertainty of floating interest rates on the Bonds, and as such has been designated as a cash flow hedge. The hedge is deemed to be highly effective and any ineffectiveness will be recognized in interest expense in the reporting period. The fair value of the interest rate swap was a liability of $85,200 and $125,000 as of August 1, 2010 and August 2, 2009, respectively. There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the fiscal year ended August 1, 2010 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The carrying amount reported in the Consolidated Balance Sheet for the mortgage note, industrial revenue bonds (including the related interest rate swap) and term loan approximate fair value based on the variable interest rates related to the debt.

NOTE S - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2010 and 2009, respectively (in thousands, except for per share data).

2010	November 1, 2009	January 31, 2010	May 2, 2010	August 1, 2010
Net sales	$47,679	$46,609	$45,438	$48,397
Gross profit	$13,287	$12,857	$13,652	$13,998
Net income (loss)	$3,551	$3,790	$2,636	($2,963)

Earnings (loss) per common share - Basic	$.26	$.28	$.19	($.22)

Basic weighted average shares	13,704	13,687	13,580	13,739

Earnings (loss) per common share - Diluted	$.26	$.27	$.19	($.22)

Diluted weighted average shares	13,878	13,853	13,885	13,739

2009	November 2, 2008	February 1, 2009	May 3, 2009	August 2, 2009
Net sales	$35,344	$39,974	$41,811	$42,960
Gross profit	$6,603	$9,671	$11,198	($30)
(Loss) income from continuing operations	($883)	$2,153	$2,423	($44,413)
Loss from discontinued operations	($456)	—	—	—

Net (loss) income	($1,339)	$2,153	$2,423	($44,413)

(Loss) earnings per common share - Basic
(Loss) income from continuing operations	($.07)	$.16	$.18	($3.26)
Loss from discontinued operations	(.03)	—	—	—

Net (loss) income - basic	($.10)	$.16	$.18	($3.26)

Basic weighted average shares	13,525	13,550	13,559	13,607

(Loss) earnings per common share - Diluted
(Loss) income from continuing operations	($.07)	$.16	$.18	($3.26)
Loss from discontinued operations	(.03)	—	—	—

Net (loss) income - diluted	($.10)	$.16	$.18	($3.26)

Diluted weighted average shares	13,525	13,746	13,721	13,607

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2010

In the first quarter ended November 1, 2009, the Company settled a lawsuit with a customer by paying $2.0 million to its customer, and the parties mutually agreed to termination of the purchase order for convenience without further liability to either party. The Company also received a payment of approximately $1.5 million related to a prior claim against a customer for unpriced change orders.

During the second quarter ended January 31, 2010, the Company settled litigation with its directors’ and officers’ insurance carrier related to coverage of prior legal costs submitted for payment. As part of the settlement, the Company recorded a net benefit of $1.2 million against its litigation costs and received a payment of approximately $1.7 million on February 19, 2010, which was the net balance due from the aggregate settlement amount of approximately $4.0 million.

During the second quarter ended January 31, 2010, the Company accepted the resignation of its then Chairman of the Board who also served as an executive of the Company. In connection with the resignation and in recognition of his significant contributions, the Company entered into an employment settlement agreement under which the former executive received a performance payment in the amount of $.9 million.

During the third quarter ended May 2, 2010, the Company recorded a settlement charge of approximately $1.0 million to settle all stockholder derivative actions originally filed in 2006. Payment of the settlement was made in August 2010.

During the fourth quarter ended August 1, 2010, the Company reached a settlement of all securities class actions originally filed in 2006. The terms of the settlement provide for, in part, the dismissal of the litigation against the Company, and of all the individual defendants, and the creation by the Company of a $10.0 million settlement fund. The settlement received the final approval of the Court in September 2010. In connection with the settlement, the Company recorded a charge to Litigation Settlement expense of $10.0 million in the fourth quarter 2010. Payment of the settlement was made in August 2010.

Fiscal 2009

In the first quarter ended November 2, 2008, the Company completed the divestiture of ICI, which is reported as discontinued operations, and also completed the acquisition of Eyal, with its results included within the results from continuing operations beginning September 2008. The Company also completed the sale of the assets of its machine shop at MSI, resulting in a pre-tax gain of approximately $.6 million.

In the third quarter ended May 3, 2009, an adjustment of approximately $2.0 million was made to reflect an increase in estimated losses related to contracts transferred from the Company’s Farmingdale unit to other facilities, and a reduction in estimated costs to complete a contract accounted for under percentage of completion was made resulting in an increase in gross profit of approximately $1.3 million in the quarter.

In the fourth quarter ended August 2, 2009, the Company recorded the following charges: (a) approximately $44.0 million related to the impairment of goodwill and other intangible assets; (b) approximately $10.6 million related to employment agreement settlements with two former officers of the Company; (c) approximately $4.3 million to cost of products sold related to the settlement of litigation with a customer; (d) approximately $2.8 million to net sales and $.3million to cost of products sold related to the settlement of a claim for equitable adjustment for unpriced change orders; (e) approximately $3.1 million to cost of products sold related to the transition of the Farmingdale manufacturing operation, including contract losses of approximately $1.1 million and inventory write-offs of approximately $2.0 million; (f) approximately $1.3 million to cost of products sold for additional inventory adjustments and obsolescence reserves; and (h) approximately $.3 million to selling and administrative expenses related to the abandonment of fixed assets.

NOTE T - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to August 1, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements, which were issued on October 14, 2010

**********