Form 10-K/A
HERLEY INDUSTRIES INC /NEW
filed 2010-11-29
CIK 47035

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

The number of shares outstanding of Registrant’s Common Stock, $ .10 par value on October 7, 2010 was 13,792,464.

Documents incorporated by reference: NONE

EXPLANATORY NOTE

Herley Industries, Inc., (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10K for the fiscal year ended August 1, 2010 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We will not file our proxy statement within 120 days of our fiscal year ended August 1, 2010, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to the Report.  This Form 10-K/A does not reflect events occuring after the October 14, 2010 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

This amendment should be read in conjunction with our Annual Report for the fiscal year ended August 1, 2010 filed on Form 10-K on October 14, 2010.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

Name	Age	Position
John A. Thonet	60	Chairman of the Board
Richard F. Poirier	45	Chief Executive Officer and President
Anello C. Garefino	63	Chief Financial Officer
Yonah Adelman	60	Senior Vice President
Howard M. Eckstein	59	Senior Vice President

John A.  Thonet, a director of the Company since 1991, was appointed Chairman of the Board in January 2010 and was Secretary from January 2003 until his appointment as Chairman.  Previously, Mr. Thonet was the President of Thonet Associates, Inc., a consulting firm that he founded in 1980, specializing in environmental planning and engineering design for land development projects and land use planning programs.  Mr. Thonet holds Bachelor of Science and Master of Science degrees in Forest Engineering from the SUNY College of Environmental Science and Forestry at Syracuse.  He is a licensed professional engineer in New Jersey, Massachusetts, Pennsylvania, and Michigan and is a licensed professional planner in New Jersey.

Richard F. Poirier was appointed Chief Executive Officer and President in July 2009 after serving as a Vice President of the Company and as General Manager of Herley New England since August 2003.  Mr. Poirier has been with Herley since 1992 when Herley acquired Micro Dynamics Inc. ("MDI").  Mr. Poirier joined MDI upon graduation from college in 1987 and has held various management positions over the years.  Mr. Poirier holds a Bachelor of Science Degree in Electrical Engineering from Marquette University.

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

Yonah Adelman was appointed Senior Vice President in July 2009. He also has been the General Manager of the Company's subsidiary, General Microwave Israel, since the Company's acquisition of General Microwave Corp. in 1999, and as General Manager for Herley Eyal in Kibbutz Eyal, since Herley’s acquisition of Eyal in September 2008.  Mr. Adelman has led the design and development of a broad range of microwave components and assemblies.  Mr. Adelman received a Bachelor of Science degree with summa cum laude honors in Mathematics and Physics in 1971 from Brooklyn College.  In 1973, he received a Master of Science Degree from New York University in Applied Mathematics, where he subsequently performed doctoral research in magneto-fluid dynamics.

Howard M. Eckstein was appointed Senior Vice President in September 2010 and joined the Company in October, 2009 as General Manager of Herley Lancaster. Mr. Eckstein was employed previously by the Company in 1998 as Vice President New Product Development and served as President and General Manager of Herley Lancaster from 1999 until 2004. From 2004 until 2008, Mr. Eckstein was Vice President of Corporate Development for Communications and Power Industries, Inc.  and from 2008 to 2009, President of the Malibu Division of CPI. Prior to Herley, Mr. Eckstein worked for L-3 Communications as Vice President Advanced Products responsible for the development of secure avionics, telemetry and communications systems. Mr. Eckstein earned his Bachelor’s Degree in Electrical Engineering from the Pennsylvania State University and holds a Master’s Degree in Engineering and Technology Management from the University of Pennsylvania.

Directors

Information concerning the experience, qualifications, attributes or skills of the persons nominated by Herley for election to the Board of Directors of Herley at the 2011 Annual Meeting is set forth below, including whether they were determined by the Board of Directors to be independent for purposes of applicable NASDAQ listing standards.

Dr. Edward A. Bogucz (54 years of age; independent director), a director of the Company since 2003, is currently Executive Director of the Syracuse Center of Excellence in Environmental and Energy Systems, an industry-university organization that engages more than 200 firms and institutions in collaborative research, development, commercialization and outreach projects.  Previously, Dr. Bogucz served as Dean of Engineering and Computer Science at Syracuse University from 1995 through 2003.  Dean Bogucz earned his Bachelor and Doctoral Degrees in Mechanical Engineering from Lehigh University and a Master's Degree from Imperial College, University of London.  His teaching and research expertise includes fluid dynamics, energy systems,  computational  methods, and multidisciplinary design.  As Dean, he led the strategic strengthening of Syracuse University's College of Engineering and Computer Science in strategic areas, including RF and microwave devices, information fusion, systems assurance and environmental and energy systems.  Dr. Bogucz’s broad experience in engineering education and research, particularly in collaborative multidisciplinary design of complex engineered systems, adds valuable experience to Herley’s Board of Directors. He has extensive knowledge of Herley through his tenure of more than seven years on its Board of Directors which enables him to provide a historical perspective on the Company’s direction and operations.

The Honorable Carlos C. Campbell (73 years of age; independent director), a director of the Company since 2005, served in the Sub-Cabinet of President Reagan as   Assistant Secretary of Commerce for Economic Development, U.S. Department of Commerce (1981-1984).  He was  a member of the White House Urban Policy Task Force, OMB Task Forces on Integrity & Efficiency and Credit Scoring & Debt Management. He was the Envoy of President Reagan to the State Funeral for the King of Swaziland (1982).  He is a Certified Corporate Director and a graduate of the Director's Institute, Anderson School of Management, UCLA (2003) and has a certificate in Director Education from the  National Association of Corporate Directors.  He has completed executive management seminars from the Harvard Business School in Governance, Compensation and Auditing. He is also a member of the Board of Directors of two other public corporations, Resource America, Inc., and PICO Holdings, Inc. He has been a director of eight other public corporations and has over twenty-five years of experience as a strategic advisor. Mr. Campbell has held leadership positions within the Administrations of President Nixon (1969-1972) and President Ford (1974-1976).  As a Naval aviator, he acquired over 1,000 flight hours and achieved the rank of Lieutenant Commander.  In addition to Cold War reconnaissance squadron tours, he had assignments with the Defense Intelligence Agency and the Naval Air Systems Command.  He has a B.S. from Michigan State University, a Certificate in Engineering Science from the U.S.  Naval Post Graduate School in Monterey, California and a Master of City & Regional Planning from Catholic University of America.  Mr. Campbell’s extensive commercial, government and military experience provide the Company with invaluable insight into the culture and policy level decision-making process of government and industry.  In addition, Mr. Campbell’s board service with other public companies, plus his director certification and exemplary leadership with the NACD and other forums, make him a valuable resource for committee assignment in compensation, auditing, ethics and governance and enables him to operate effectively in the boardroom.

Michael N. Pocalyko (55 years of age; independent director), a director of Herley since January 2010, is managing director and chief executive officer of Monticello Capital in Chantilly, Virginia, an investment bank and private equity firm that specializes in technology companies and mergers and acquisitions, operating internationally in eleven countries. He has extensive experience as an expert financial advisor, corporate director, and principal in high-growth multinational corporations in the advanced technology manufacturing, engineering services, defense and aerospace, and biomedical industries.  He currently chairs the board of TherimuneX Pharmaceuticals, Inc. in Doylestown, Pennsylvania and previously chaired Advanced Environmental Resources, Inc. in Reston, Virginia and Erdevel Europa S.à r.l. in Luxembourg and Saudi Arabia.  He also represented two governors of Virginia on the Commonwealth Competition Council.  Prior to his career as a financier, Mr. Pocalyko was a Navy commander and served in the Office of the Secretary of Defense and on the staff of the Secretary of the Navy. He is a Beirut veteran and was a decorated Navy pilot. Mr. Pocalyko earned his Bachelor’s degree at Muhlenberg College, his Master in Public Administration degree at the Harvard Kennedy School, and his Master of Business Administration degree at the Wharton School of the University of Pennsylvania.  He holds the Certificate of Director Education from the National Association of Corporate Directors and has graduated from corporate director executive education programs at Wharton and the University of Chicago. Mr. Pocalyko is a certified fraud examiner, a financial expert under §407 of the Sarbanes-Oxley Act, meets the enhanced independence standards for Audit Committee service and chairs the Audit Committee of the Company’s board of directors.  Mr. Pocalyko’s board service provides the Company with extensive understanding in corporate governance, processes and oversight related to the Sarbanes Oxley Act, auditing standards, and financial controls.  In addition, his experience as a combat aviator in the US Navy, qualified in a wide array of electronic, engineering, and weapons systems, enables him to provide valuable insight to the Company’s business as do his decades of experience in defense contracting and later in advanced technology and engineering industries, including as chairman and CEO of two international engineering service firms.

John A. Thonet (60 years of age), a director of the Company since 1991, was appointed Chairman of the Board in January 2010 and was Secretary from January 2003 until his appointment as Chairman.  Previously, Mr. Thonet was the President of Thonet Associates, Inc., a consulting firm that he founded in 1980, specializing in environmental planning and engineering design for land development projects and land use planning programs.  Mr. Thonet holds Bachelor of Science and Master of Science degrees in Forest Engineering from the SUNY College of Environmental Science and Forestry at Syracuse.  He is a licensed professional engineer in New Jersey, Massachusetts, Pennsylvania, and Michigan and is a licensed professional planner in New Jersey. He holds a Certificate of Director Education from the NACD Corporate Directors Institute. Mr. Thonet’s 37 years of experience as an engineer, planner, and business owner, combined with his extensive knowledge of the Company gained from 20 years as a member of Herley’s Board, provides him with historical perspective and the strategic planning skills and vision necessary to guide the Company.

F. Jack Liebau, Jr. (47 years of age, independent director), a nominee for director, is the founder and President of Liebau Asset Management Company, an investment management firm in Pasadena, California.  Before founding Liebau Asset in 2003, he was a partner and portfolio manager with PRIMECAP Management Company, where he worked beginning in 1986.  Mr. Liebau’s prior work experiences were at the Capital Group, Los Angeles Times and The White House.  He is a graduate of Phillips Academy, Andover and Stanford University.  Mr. Liebau served as a corporate director of Media General, Inc. (a NYSE-listed media company) in 2008-09, and has been a director of several charitable organizations.  He has broad business and financial experience from his various roles working for investment management firms.  The company believes that Mr. Liebau’s financial knowledge and investment experience is particularly relevant both in evaluating strategic opportunities and enhancing shareholder value.

Raj Tatta  (59 years of age, independent director), a nominee for director, is a retired Partner from PricewaterhouseCoopers.  From 1977 through 2006, Mr. Tatta was a Partner with PricewaterhouseCoopers (U.S.) where, from 2003 through 2006, he was the Senior Relationship Partner, Human Resource Services (HRS) Practice, from 1991 through 2003, he served as Managing Partner, International Assignments Solutions (IAS) Practice, and from 1988 to 1991 he was Partner-in-Charge U.S. Tax (Europe).  Mr. Tatta has a B.S. (Physics & Math), Bangalore University, India and is Qualified as a Chartered Accountant (India).  He received an MBA from Bowling Green State University, Ohio and is qualified as a CPA (U.S.).  Mr. Tatta has served on the board of directors of Sai Advantium Pharma Ltd.,  a pharmaceutical company based in Hyderabad, India, since January 2007.  Mr. Tatta is a proven business leader with global experience and has extensive leadership experience in growing and managing large multinational services organizations, with expertise in accounting, international tax, corporate governance and human resources.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that, during fiscal 2010, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code Of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer and directors of the Company.  The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code, or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Audit Committee

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable NASDAQ listing standards and Securities and Exchange Commission ("SEC") rules. The Audit Committee currently consists of Michael N. Pocalyko, Chairman, Dr. Edward A. Bogucz and Carlos C. Campbell. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements.  Mr. Pocalyko qualifies as a "financial expert" under NASDAQ's listing rules and applicable regulations of the SEC.

Stockholder Recommendations for Board Nominees

The Nominating, Governance and Ethics Committee will consider recommendations for candidates for the Board made by “Eligible Stockholders”, meaning any stockholder or stockholder group who owns at least 5% of Herley’s outstanding common stock and who continues to own such shares through the date of the applicable meeting.  An Eligible Stockholder wishing to recommend a candidate must submit the following not less than 90 days prior to the anniversary of the date the proxy was released to stockholders in connection with the previous year’s annual meeting:  (1) a recommendation that identifies the candidate and provides contact information; (2) the written consent of the candidate to serve as a director; and (3) documentation establishing that the stockholder making the recommendation is an Eligible Stockholder.  If these requirements are met, the Nominating, Governance and Ethics Committee will request additional information, including a resume, director questionnaire, conflict of interest statement, background check waiver and other information that it deems necessary or desirable, which must be provided at least 30 days prior to the annual meeting.

Item 11.  Executive compensation

Compensation Discussion And Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions.  It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our Named Executive Officers and places in perspective the data presented in the tables and narrative that follow.

Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which is stockholder centric.

The compensation plans for our executive officers have three principal elements: a base salary, discretionary cash incentive bonuses linked to the achievement of financial and strategic goals and equity-based  incentive compensation.  In addition, we provide our executive officers with a variety of benefits that, in most cases, are available generally to all of our salaried employees.  We view the components of compensation as related but distinct. Although the Compensation Committee of our Board of Directors (the "Committee") reviews the total compensation of our executive officers, we do not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components.  We do believe that the executive compensation package should be transparent, accountable and equitable, when taken as a whole, and this determination is largely subjective.

We have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation.  However, our philosophy is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if our company and our stock price perform well over time.

We also believe that executive officers should receive a percentage of their compensation in the form of stock options or time-based restricted stock that vests over time.

Role of Compensation Consultants

The Compensation Committee retained and used Pearl Meyer & Partners as a compensation consultant during 2010. Pearl Meyer was asked to review and directly report to the Compensation Committee on certain aspects of executive and director compensation including review and recommendations for non-employee director compensation design and levels, review and recommendation for Chief Executive Officer and Chairman contract provisions and benchmarking of Chief Executive Officer and Chairman compensation levels. The Compensation Committee also retained The Hay Group to provide advice on compensation of the former Chairman of the Board and initial advice on compensation of Mr. Thonet.

Herley does not have a policy that limits the other services that an executive compensation consultant can perform. Herley has not engaged Pearl Meyer or the Hay Group for any other projects except for those directed by the Compensation Committee and which were limited to engagements involving the compensation of the executives, compensation of Herley’s directors and engagements limited to consulting on broad-based plans that do not discriminate in scope, terms or operation in favor of the executives or directors, and that are generally available to all salaried employees.   Neither Pearl Meyer nor the Hay Group performed additional services for Herley in 2010.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer and Chairman annually review the performance of each of our other executive officers. The conclusions reached by our Chief Executive Officer and Chairman and recommendations based on that review, including recommendations regarding salary adjustments, incentive awards and equity award amounts, are presented to the Committee.  The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. While the Committee typically follows the recommendations of the Chief Executive Officer and Chairman, with minor changes, the Committee has the authority to make all final compensation decisions for each of our executive officers.

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer and Chairman.  However, neither of these officers participate in any portion of such meetings regarding his own compensation.

Role of the Compensation Committee

The Compensation Committee currently consists of Carlos C. Campbell, Chairman, Edward A.  Bogucz and Michael N. Pocalyko.  Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates and is an independent director under applicable NASDAQ standards.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our Guidelines. The Committee is empowered to make decisions regarding executive officers' total compensation.  The Committee reviews the performance of the Chief Executive Officer annually and has the authority to make decisions regarding salary adjustments, incentive awards and equity award amounts.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers.  The Committee's most recent overall compensation review occurred in July and August, 2010.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to the Company, as well as the tax consequences to our employees.  We account for equity compensation paid to our employees under FASB's Accounting Standards Codification 718, "Compensation-Stock Compensation" ("ASC 718"), which requires us to estimate and record an expense over the service period of the award. The ASC 718 cost of our equity awards is considered by management as part of our equity grant recommendations to the Committee.

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our five most highly compensated executive officers. We do not currently exceed the Section 162(m) limit.

We also consider the tax impact to employees in designing our compensation programs, particularly our equity compensation programs. For example, employees generally control the timing of taxation with respect to the exercise of stock options.

Share Ownership Requirements

The Board believes that directors should be stockholders, and that each director should develop a meaningful ownership position in the Company over time. Thus, as a guideline effective September 9, 2010, the Board suggests that each director, within three years of becoming a director (or, for existing directors, within three years of the adoption of this guideline by the Board on September 9, 2010), own stock in the Company in an amount that is at least equal to two years’ annual Board equity retainer fees.

Components of our Executive Compensation Program

Base Salary

Base salary is a critical element of executive compensation because it provides our executives with a consistent level of monthly income. We seek to establish base salaries that are sufficient, in the Committee's judgment, to retain and motivate our executives while taking into account the unique circumstances of our Company. In determining appropriate salaries, the Committee considers each executive's scope of responsibility and accountability within our Company and reviews the executive's compensation, individually and relative to other officers, as well as compared to peer executives at similarly situated companies.  We had entered into employment agreements with certain of our executives which provided for adjustments as set forth more fully below in the section titled "Employment Agreements."

  Effective July 22, 2009, the Board of Directors appointed Richard F. Poirier as our Chief Executive Officer and President.  In September, 2010, the Compensation Committee approved a twelve percent (12%) increase in the base salary of Mr. Poirier for fiscal year 2011 based on his personal performance and leadership as well as Herley’s financial success.  With the twelve percent (12%) increase, Mr. Poirier will receive $450,000 in base salary for fiscal year 2011, compared to $400,000 in base salary for fiscal year 2010.

Effective January 12, 2010, Mr. Thonet was appointed Chairman of the Board.  On February 1, 2010, Mr. Thonet was made an executive officer of Herley with a temporary salary of $400,000, which was subsequently (and retroactively) adjusted to $475,000 based on recommendations of an executive compensation consulting firm, Pearl Meyer and Partners, who assisted with the assessment of salaries for comparable positions and the responsibilities associated with the position of Chairman.

Each of Messrs. Poirier, Adelman and Garefino experienced an increase in base salary reported for fiscal year 2010 compared to fiscal year 2009 as is shown in the Summary Compensation Table.  Mr. Eckstein received an increase in salary of $50,000 in connection with a promotion and a six month review following his date of hire.  The increase in base salary for Messrs. Poirier and Adelman related to promotions which each of them were given in fiscal  year 2010.  Mr. Garefino’s increase in reported compensation resulted from a raise received during fiscal year 2009 that was only partially reflected in that year, but which was completely reflected in 2010.

Compensation actions were unanimously recommended and approved by the Committee.  In making its determinations, the Compensation Committee sought the advice and guidance of an independent compensation consultant and outside counsel.

Discretionary Cash Incentive Bonuses

The Committee believes that discretionary cash bonus compensation for executives should be directly linked to our overall corporate financial performance, individual performance and our success in achieving both our short-term and long-term strategic goals.  In assessing the performance of our Company and our executives during fiscal 2010, the Committee considered our performance against the following objectives:

➢	Increase levels of component integration and value added content;
➢	Enhance our manufacturing capabilities;
➢	Pursue selective commercial opportunities;
➢	Maintain leadership in microwave technology;
➢	Strengthen and expand customer relationships; and
➢	Maintain our reputation for integrity.

In September, 2010, the Compensation Committee approved the payment of a bonus to Mr. Poirier in the amount of $300,000 (with $150,000 already awarded and paid) for fiscal year 2010 based on Herley having achieved record revenues.  The Compensation Committee also approved the payment of a bonus to Mr. Thonet in the amount of $250,000 based on his having handled the settlement of both derivative and securities class action litigation, key personnel changes and a change of external auditors while guiding Herley toward organic growth and assessing opportunities for mergers and acquisitions which would benefit Herley’s stockholders.   Mr. Garefino’s bonus for fiscal year 2010, in the amount of $80,000, was made based on Herley having achieved record revenues.  In addition, the Compensation Committee approved the payment of a special bonus to Mr. Garefino in the amount of $50,000, payable in the first quarter of the Company’s 2011 fiscal year.  This bonus was determined and paid in recognition of the extraordinary efforts and accomplishments by Mr. Garefino in connection with special projects which have been pursued by the Company. Bonuses paid to Messrs. Eckstein and Adelman for fiscal 2010, as set forth in the Summary Compensation Table, were also paid on the basis of Herley having achieved record revenues.

The bonuses were determined and paid in accordance with the Company’s standard practices.  Such actions were unanimously recommended and approved by the Committee.  In making its determinations, the Compensation Committee sought the advice and guidance of an independent compensation consultant and outside counsel.  These awards by the Committee for fiscal 2010 are detailed in the Summary Compensation Table on page 19.

Equity-Based Long-Term Incentive Compensation

The Compensation Committee believes that annual performance-based incentive bonuses are valuable in recognizing and rewarding individual achievement, and, by focusing more on performance pay opportunities for the executives, it can more closely align Herley’s compensation program with stockholder interests.  We also believe that our equity incentive compensation arrangements are an important factor in developing an overall compensation program that is competitive with our peer group of companies and that aligns the interests of our executives with those of our stockholders.

We believe that stock options and restricted stock awards effectively align the long-term interests of management with our stockholders.  Additionally, we believe that our executives should have a greater percentage of their compensation at risk as compared with our other employees. Because our executives do not benefit from stock options awards unless the price of our stock increases after the grant date as compared with the grant price, they clearly provide our executives with an added incentive to build stockholder value.  We have not repriced the exercise price for stock options that have been granted when the future stock price has decreased below the exercise price of such stock options. The date of our awards of stock options and restricted stock is established by the Committee at a meeting held prior to the date of grant. Grants of stock options and stock awards vest over a period of years in order to serve as an inducement for our executives to remain in the employ of our Company.  Our current practice has been to make awards of restricted stock instead of stock options as the principal component of our equity compensation arrangement for our executives.

The number of shares of restricted stock and stock options awarded to our executives, other than the Chief Executive Officer, is established by the Committee in consultation with our Chief Executive Officer, taking into account a number of factors, including the position, job performance and overall responsibility of each executive.  The number of shares of restricted stock and stock options awarded to our Chief Executive Officer is established by the Committee, taking into account similar factors.  Since the value of the restricted stock awards and stock options granted to our executives are based upon the price of our shares, the Committee believes that granting restricted stock and stock options provides a significant incentive to our executives to continue to build stockholder value.  The Committee also believes that the multi-year vesting periods will be helpful in linking equity compensation to long-term performance.

The only stock options granted to our Named Executive Officers in fiscal 2010 were 10,000 options and 5,000 shares of restricted stock to Mr. Eckstein in accordance with his agreement with the Company, described below, and 100,000 shares of restricted stock to Mr. Thonet in accordance with his Employment Agreement.

Retirement and other Executive Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of executive officers.  It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites generally provided to executives.

Compensation Committee Report On Executive Compensation

The Committee, as it was constituted at the end of fiscal 2010, has reviewed and discussed with management the disclosures set forth above under the heading "Compensation Discussion and Analysis" and, based on such review and discussions, the Committee recommended to the Board that such disclosure be included in this Proxy Statement and in the Annual Report on Form 10-K for the fiscal year ended August 2, 2010.

  The Compensation Committee:                         Carlos C. Campbell (Chairman)
 Edward A. Bogucz
                         Michael N. Pocalyko

Summary Compensation Table

The following table sets forth the annual compensation awarded to, earned by, or paid to our Chief Executive Officer and President ("Principal Executive Officer"), our Chief Financial Officer ("Principal Financial Officer") and our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers" or "NEOs").  Information is provided for services rendered for the fiscal years ended August 1, 2010, August 2, 2009 and August 3, 2008.

Name and principal position	Year	Salary ($)		Bonus ($) (1)	Option/Restricted Stock Awards ($) (2)	All Other Compensation ($) (5)	Total ($)
John A. Thonet Chairman of the Board	2010	242,264	(4)	250,000	1,380,000	14,162	1,886,426
Richard F. Poirier Chief Executive Officer and President	2010 2009 2008	398,844 223,180 206,308		300,000 125,000 60,000	-- 167,524 --	9,258 9,667 9,965	708,102 360,930 276,273
Anello C. Garefino Chief Financial Officer	2010 2009 2008	233,210 211,120 182,652		80,000 25,000 15,000	-- -- --	12,726 11,886 10,350	325,936 248,006 208,002
Yonah Adelman, Senior Vice President	2010 2009 2008	300,000 275,000 220,000		75,000 115,000 89,000	-- 83,762 --	109,000 95,000 83,000	484,000 568,762 392,000
Howard M. Eckstein, Senior Vice President	2010	218,752	(3)	125,000	104,797	19,326	467,875

(1) Executive bonuses are paid at the discretion of the Board of Directors.
(2) Amounts represent the aggregate fair value of restricted stock awards at date of issue to the NEOs or the aggregate fair value of stock options granted on the date of grant to the NEOs using the Black-Scholes option-valuation model.
(3) Represents salary earned by Mr. Eckstein from October 5, 2009, his date of hire, at an annual salary of $300,000.
(4) Represents salary earned by Mr. Thonet from February 1, 2010, his date of hire as an employee, at an annual salary of $475,000.
(5) The following table describes each component of the "All Other Compensation" column in the "Summary Compensation Table" above.

Name	Fiscal Year	Matching Contribution to Employee Savings Plan	Supplemental Life Insurance	Medical Benefits/Social Benefits	Other Personal Including Personal Use of Auto	Total
John A. Thonet	2010	$5,820	$1,371	$6,871	$100	$14,162
Richard F. Poirier	2010 2009 2008	$8,462 $9,200 $9,000	$696 $367 $365	$0 $0 $0	$100 $100 $600	$9,258 $9,667 $9,965
Anello C. Garefino	2010 2009 2008	$9,328 $9,200 $7,906	$3,298 $2,586 $1,844	$0 $0 $0	$100 $100 $600	$12,726 $11,866 $10,350
Yonah Adelman	2010 2009 2008	$23,000 $22,000 $17,000	$0 $0 $0	$48,000 $47,000 $38,000	$38,000 $26,000 $28,000	$109,000 $95,000 $83,000
Howard M. Eckstein	2010	$7,308	$1,518		$10,500	$19,326

Grants of Plan-Based Awards in Fiscal 2010

The following table provides information with respect to each restricted stock and stock option awarded to the Named Executive Officers in the fiscal year ended August 1, 2010.

Name	Grant Date	All other stock awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

John A. Thonet	2/15/2010	100,000			$1,380,000
Howard M. Eckstein	10/2/2009	5,000			$62,250
Howard M. Eckstein	10/2/2009		10,000	$12.45	$42,547

Outstanding Equity Awards at Fiscal 2010 Year End

The following table provides information with respect to each unexercised stock option held by the Named Executive Officers as of August 1, 2010.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
John A. Thonet	15,000		$8.38	3/12/2011	100,000	$1,548,000
	10,000		$13.10	12/3/2011
	7.500		$19.52	5/21/2012
	10,000		$17.82	6/8/2017
Richard F. Poirier	16,667	33,333	$10.39	7/21/2014
Anello C. Garefino	6,000	4,000	$17.82	9/8/2012
Yonah Adelman	6,000	4,000	$17.82	9/8/2012
	8,334	16,666	$10.39	10/21,2014
Howard M. Eckstein		10,000	$12.45	10/2/2014	5,000	$77,400

Option Exercises and Stock Vested in Fiscal 2010

The following table provides information with respect to each stock option exercised by the Named Executive Officers in the fiscal year ended August 1, 2010.

OPTION EXERCISES
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)
John A. Thonet	15,000	$ 66,620

Employment Agreements

Employment Agreement with John A. Thonet.  On June 15, 2010, Herley entered into an Employment Agreement with John A. Thonet (the “Thonet Agreement”) pursuant to which Mr. Thonet will continue to be employed and compensated in his capacity as Chairman of the Board.  The compensation arrangements with Mr. Thonet replace the initial compensation arrangements reported by the Company in a Current Report on Form 8-K filed on February 16, 2010.  The Thonet Agreement has a term of three years that renews daily so that, at all times, the remaining term is three years.

Under the Thonet Agreement, Mr. Thonet will receive a base salary of $475,000 per year, to be adjusted annually for any increase in the Consumer Price Index for, New York and Northeastern New Jersey, All Items.  Mr. Thonet is eligible for an annual bonus as determined by the Compensation Committee.  He is also eligible to participate in any long-term incentive compensation plan established for his benefit or the benefit of other members of senior management.  In connection with the execution of the Thonet Agreement, Mr. Thonet received a grant of 100,000 shares of the Company’s restricted common stock, which vest in equal annual installments over 5 years.  Vesting would be accelerated if the Company terminates Mr. Thonet’s employment without cause or if he terminates his employment for good reason.

Under the Thonet Agreement, Mr. Thonet is entitled to participate in all employee benefit plans available to the Company’s senior executives or employees generally.  In addition, Mr. Thonet will be reimbursed for all medical expenses incurred by him or his spouse that are not reimbursed by insurance or otherwise offset by Medicare should he and his wife, when eligible, elect Medicare coverage.  Under certain circumstances, Mr. Thonet and his spouse would be entitled to coverage during Mr. Thonet’s lifetime under the Company’s life insurance, hospitalization insurance, surgical insurance, major and excess major medical insurance and dental insurance in accordance with the most favorable plans, policies, programs and practices of the Company made available generally to other senior executive officers of the Company (the “Post-Employment Benefit”), as more specifically discussed below.

If Mr. Thonet’s employment terminates due to his death, his beneficiary is entitled to the Basic Termination Benefits (defined below) and to receive Mr. Thonet’s salary for the remainder of the Thonet Agreement term at the rate in effect immediately before such termination, offset by any life insurance proceeds payable to such beneficiaries from life insurance policies provided by the Company.  Similarly, if Mr. Thonet’s employment is terminated for disability, he is entitled to the Basic Termination Benefits and to receive his salary for the remainder of the term of the Thonet Agreement at the rate of salary in effect immediately before termination, offset by any disability insurance payments payable to him from long-term disability insurance policies that the Company may have elected to provide for him.

If the Company terminates Mr. Thonet’s employment for cause, he is only entitled to receive the Basic Termination Benefits.  If the Company terminates Mr. Thonet’s employment without cause, or if Mr. Thonet terminates his employment for good reason, he is entitled to receive the Basic Termination Benefits plus the following:  (i) a lump sum payment equal to his salary, as then in effect, for the remainder of the term of the Thonet Agreement; (ii) a lump sum payment of annual bonuses for the remainder of the term of the Thonet Agreement equal to the average of the annual bonuses awarded to him for the previous fiscal years in which he was employed preceding the fiscal year of termination; (iii) the Post-Employment Benefit; (iv) continued participation in all employee benefit plans through the end of the term or, if he is precluded from continuing participation in any plan, he shall be entitled to the after-tax economic equivalent; and (v) other benefits in accordance with applicable plans and program of the Company through the end of the term.  In addition, all unvested options and unvested grants of shares will vest in full.

If Mr. Thonet’s employment is terminated by the Company without cause or by Mr. Thonet for good reason within two years following a Change in Control, he will be entitled to receive the same benefits described in the immediately preceding paragraph.  If any benefits or payment Mr. Thonet is to receive would subject him to the excise tax imposed under Section 4999 of the Internal Revenue Code, if the net-after tax amount that Mr. Thonet would receive does not exceed the net-after tax amount he would receive if the amount of such payment and benefits were reduced to the maximum amount which could otherwise be paid without the imposition of the excise tax, then, to the extent necessary to eliminate the imposition of the excise tax, cash payments and benefits shall be first reduced and non-cash payments and benefits shall be next reduced.

If Mr. Thonet voluntarily terminates employment, or the Company and Mr. Thonet mutually agree to terminate his employment, he would become a consultant to the Company for a period of three years, as described below.  In addition, Mr. Thonet’s voluntary termination entitles him to receive his salary through the date of termination, accrued vacation, any bonus awarded but not yet paid, any other compensation or benefits that have vested or to which he is otherwise entitled in accordance with the applicable terms and conditions of the grant or award and reimbursement of expenses, including medical expense reimbursement as described in the paragraph above (the “Basic Termination Benefits”).  In addition, if the voluntary termination occurs after December 31, 2014, Mr. Thonet and his spouse would be entitled to the Post-Employment Benefit, described above.

During the consulting period, Mr. Thonet would be required to work no more than sixty (60) days in any calendar year, and no more than three days in any week.  As compensation, he would receive fifty (50%) percent of his salary in effect at the end of his employment, subject to annual increase for CPI changes, as described above.  If he becomes disabled, he will continue to receive his compensation for the remainder of the consulting period, offset by any disability insurance payments from long-term disability insurance policies that the Company may have elected to provide for him.  If Mr. Thonet fails to perform, the consulting services as required, the Company may terminate that arrangement after 30 days notice and an opportunity to cure, and payment of the consulting fees and benefits (except for the Post-Termination Benefits) will cease.

The agreement subjects Mr. Thonet to a duty of confidentiality with respect to the Company’s confidential information, and he is required to return all Company materials to the Company upon termination of his employment.  For a period of twenty-four (24) months after termination of employment, Mr. Thonet is prohibited from:  (i) becoming an officer or employee or providing service to any direct competitor of the Company; (ii) soliciting or inducing any customer of the Company to cease purchasing goods or services from the Company or to become a customer of any competitor of the Company; or (iii) soliciting or inducing any employee of the Company to become employed by a competitor of the Company.  The foregoing prohibitions do not apply if the Company terminates Mr. Thonet’s employment without cause or if he terminates his employment for good reason.

Employment Letter with Howard M. Eckstein.  On September 14, 2009, the Company offered Mr. Eckstein employment via an Employment Letter, as amended September 9, 2010.  The letter provides that Mr. Eckstein will be employed as Division President/General Manager at a base salary of $250,000.  Effective in April, 2010, his base salary was raised to $300,000 in connection with his promotion to Senior Vice President.  It also provides that he will receive an automobile allowance of $1,000 per month.  He is also eligible for an annual bonus in an amount up to half of his annual base compensation if he achieves certain pre-determined goals, and is entitled to normal company benefits.  Pursuant to his Employment Letter, in September 2009, he was granted 10,000 stock options, which vest one-third each year, and 5,000 shares of common stock, which also vest one third each year, with vesting accelerating in each case upon a change of control.  If his employment is terminated during the first two years of his service for any reason other than cause (meaning willful misconduct, conviction of a felony or similar acts) he is entitled to a severance package equal to twelve month’s base salary.  Mr. Eckstein is also party to a Retention Agreement (described below).  The Employment Letter, pursuant to its recent amendment, provides that, to the extent Mr. Eckstein receives payment under the Retention Agreement, he is not entitled to receive the severance package under the Employment Letter.

Employee Retention Agreements.  On June 15, 2010, the Company entered into Employee Retention Agreements (the “Retention Agreements”) with certain employees, including Anello C. Garefino and Yonah Adelman.  Each Retention Agreement provides the employee with a payment equal to two times his total cash compensation (including salary, bonuses and commissions) in the prior fiscal year, up to a maximum of $1,000,000, if, within 24 months following a change in control, his or her employment is terminated due to the occurrence of one of the following without his or her consent:  (1)  reduction in responsibilities; (2) reduction in compensation; (3) material change in or failure to maintain the employee’s office or office equipment and services; (4) a material reduction in the number or level of the employee’s staff (other than a pro-rata share of company-wide reductions); or (5) relocation of the employee’s principal place of employment more than 30 miles from its current location.  If the employee’s employment is terminated for cause, he or she is not entitled to receive benefits under the agreement.

On June 25, 2010, the Company entered into an Employee Retention Agreement (the “Poirier Retention Agreement”) with Richard F. Poirier, Chief Executive Officer and President..  The Poirier Retention Agreement provides Mr. Poirier with a payment equal to two times his total cash compensation (including salary, bonuses and commissions) in the prior fiscal year, up to a maximum of $1,000,000, if, within 24 months following a change in control, his employment is terminated due to the occurrence of one of the following without his consent:  (1)  reduction in responsibilities; (2) reduction in compensation; (3) material change in or failure to maintain the employee’s office or office equipment and services; (4) a material reduction in the number or level of the employee’s staff (other than a pro-rata share of company-wide reductions); or (5) relocation of the employee’s principal place of employment more than 30 miles from its current location.  If Mr. Poirier’s employment is terminated for cause, he is not entitled to receive benefits under the Poirier Retention Agreement.  The Poirier Retention Agreement contains the definition of the terms “cause” and “change in control”, which have the same definition as the Employee Retention Agreements described above.

Estimate of Potential Payments upon Termination or Change in Control

Each of our NEOs is protected by an agreement that provides for change in control protection in the event they are terminated by us without cause in the two years following a change in control. Our change in control provisions require what is commonly called a “double-trigger.” Upon a change in control, severance is payable only in the event of involuntary termination without cause or resignation in specified circumstances by the NEO. Severance protection is provided under employee retention agreements which expire December 31, 2011, except for our Chairman who receives this protection pursuant to his employment agreement. Severance protection is important to us and is intended to be fair and competitive to aid in attracting and retaining experienced executives.  The following table provides an estimate of the potential payments and benefits that each of the currently employed NEOs would be entitled to receive upon termination of employment under various circumstances and upon a change in control.  The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as from the exercise of previously-vested stock options, which amount can be calculated from the Outstanding Equity Awards at Fiscal 2010 Year End table. The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company's 401(k) plan.
Name	Benefit	Termination without cause prior to change in control	Termination without cause or a constructive termination, after a change in control	Death before receiving payments earned
John A. Thonet (1)	Severance Medical Benefits Accelerated Vesting of Restricted Stock	$4,393,000	$4,393,000	$4,393,000
Richard F. Poirier	Severance	--	$1,000,000	$1,000,000
Anello C. Garefino	Severance	--	$626,420	$626,420
Yonah Adelman	Severance	--	$750,000	$750,000
Howard M. Eckstein	Severance	--	$750,000	$750,000

(1)	Mr. Thonet’s potential payments upon termination or a change in control are covered under his employment agreement more fully described in the section “Employment Agreements”.

Director Compensation

Directors who are also employees of the Company (presently, only Mr. Thonet) are not separately compensated for their services as directors.  Effective June 15, 2010, the Company revised its compensation practices for non-employee directors.  Under the revised compensation program, each director will receive an annual (fiscal year) retainer with a value of $150,000, consisting of (i) $80,000 in cash (paid quarterly) and  (ii) restricted stock with a value of $70,000, with $35,000 of the stock grants to be issued at each of the January and August board meetings.  The restricted stock component of the annual retainer will vest immediately, but shall be subject to a six month restriction on transfer, with such restriction to be eliminated upon a change of control.

In addition to the annual retainer, the Company’s independent directors will receive restricted stock grants with a value of $50,000, with $25,000 vesting in each of fiscal 2011 and 2012.  This additional compensation is intended to compensate the Company’s independent directors for their efforts beyond those typically expected of independent directors, relating primarily to their efforts to (i) increase the Company’s value and competitiveness organically through examination of how best to leverage the Company’s existing products and technology into new products, (ii) increase the Company’s value and competitiveness by exploring opportunities for strategic mergers or acquisitions, and (iii) to explore other opportunities to maximize stockholder value.  The restricted stock to be granted for these efforts was granted on August 2, 2010, with half vesting on January 1, 2011 and the remainder vesting on January 1, 2012 (or, in each case, upon a change of control, if earlier).  These restricted stock grants will be restricted from transfer until a board member resigns from the board or until the occurrence of a change in control.  The Company believes the use of equity based compensation for directors is a shareholder centric practice.

Under the new compensation program, meeting fees are eliminated, and each independent director receives identical annual compensation; provided, however, that, with respect to fiscal 2010, the Company will pay fees (at a daily rate of $2,000) for corporate activities performed at the request of the Company substantially exceeding the normal oversight and governance roles of independent directors.

Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with compliance with our corporate governance policies.  The Company also provides directors' and officers' liability insurance and indemnity agreements for our directors. No other compensation is provided to our directors.

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director for any portion of fiscal 2010. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, except for expenses incurred in connection with attendance at Board meetings or director education seminars which in the aggregate are less than $10,000 each, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)	Total ($)
John A. Thonet	$ 36,000	-	$ 36,000
Dr. Edward A. Bogucz	$ 68,500	-	$ 68,500
Carlos C. Campbell	$ 113,167	-	$ 113,167
Michael N. Pocalyko	$ 77,583	-	$ 77,583
Rear Adm. Edward K. Walker, Jr. (Ret.)	$ 106,500	-	$ 106,500
Gerald A. Gagliardi	$ 14,500	-	$ 14,500
Robert M. Moore, RADM (Ret.)(1)	$ 1,500	-	$ 1,500
(1) Adm. Moore regrettably passed away early in fiscal year 2010.

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, none of the members of our Compensation Committee were our officers or employees nor had any relationship requiring disclosure as a related person transaction in this Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial owners and management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the indicated information as of August 1, 2010 with respect to our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,499,993	$14.59	442,250
Equity compensation plans not approved by security holders	838,607	$16.81	633,900 (1)
Total	2,338,600	$15.38	1,076,150
(1) Includes 221,000 shares only available to new employees under the 2006 New Employee Stock Option Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information with respect to persons known to us, based solely on filings of Schedules 13D or 13G with the Securities and Exchange Commission, to own beneficially 5% or more of the outstanding shares of our common stock as of October 29, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
GAMCO Investors One Corporate Center Rye, NY 10580	3,904,779	28.3%
Third Avenue Management, Inc. 622 Third Avenue New York, NY 10017	1,211,982	8.8%
Dimensional Fund Advisors, Inc. 6300 Bee Cove Road Austin, TX 78746	1,146,204	8.3%
BlackRock Global Investors 400 Howard Street San Francisco, CA 94105	794,502	5.8%
(1) Except as otherwise indicated, all of such shares are owned with sole voting power.

The following table sets forth certain information, as of October 29, 2010, with respect to the beneficial ownership of our common stock by (a) each of our directors and director nominees, (b) each of the individuals identified in the Summary Compensation Table on page 19 (the “Named Executive Officers” or “NEOs”) and (c) all of our directors and Named Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1,2)	Percent of Class (1,2)
John A. Thonet	180,771(3)	1.3%
Richard F. Poirier	16,992	*
Anello C. Garefino	6,000	*
Yonah Adelman	14,334	*
Howard M. Eckstein	8,334	*
Carlos C. Campbell	25,489	*
Dr. Edward A. Bogucz	28,064	*
Michael N. Pocalyko	5,489	*
F. Jack Liebau, Jr.	--
Raj Tatta	--
Directors, nominees and Named Executive Officers as a group (10 persons)	285,473	2.1%
* Indicates ownership of less than one percent.

(1) Percent Of Class is based on 13,792,464 shares of our common stock outstanding as of October 29, 2010. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. The number of shares beneficially owned by each stockholder is determined under Securities Exchange Commission rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after October 29, 2010 through the exercise of any stock option.  The "Percent of Class" column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.
(2) Includes beneficial ownership of the following number of shares that may be acquired within 60 days of October 29, 2010 pursuant to stock options awarded under our stock option plans:

John A. Thonet	42,500
Richard F. Poirier	16,667
Anello C. Garefino	6,000
Yonah Adelman	14,334
Howard M. Eckstein	3,334
Carlos C. Campbell	20,000
Dr. Edward A. Bogucz	22,500
Directors and Named Executive Officers as a group	125,335

                (3) Does not include 155,998 shares owned by Mr. Thonet's adult children,  and 30,369 shares owned by his wife.  Mr. Thonet disclaims beneficial ownership of these shares.

Item 13.  Certain Relationships and Related Transactions, and Director independence.

Certain Relationships and Related Transactions

           Herley’s Guidelines provide that each director is required to disclose to the Board (or the Audit Committee) any financial interest or personal interest that he or she has in any contract or transaction that is being considered by the Board (or Audit Committee) for approval. After such disclosure and responding to any questions the Board may have, the interested director must leave the meeting while the remaining directors discuss and vote on such matter. The Company’s Audit Committee is directly responsible for considering all related party transactions, and determining whether such transactions are fair to the Company and on terms reasonably available to or from unrelated third parties. In considering such related party transactions, the Audit Committee has the sole authority and the full power of the Board to accept or reject such transactions and sole authority to retain such independent legal or other experts as it deems necessary.

Herley also has a Conflicts of Interest Policy that is applicable to all employees of Herley which requires employees to disclose certain interests and transactions that may present a conflict of interest, or even the appearance of a conflict of interest.  The Chairman of the Nominating, Governance and Ethics Committee must review and determine whether the interests and transactions disclosed present conflict of interest, and if so, whether the employee may, nevertheless, continue with the interest or transaction or whether such interest or transaction must be avoided.

The Company entered into a new three year lease agreement, commencing September 1, 2010, with a partnership owned by the wife of the Company’s current Chairman (and children of the Company’s former Chairman), relocating its Farmingdale, New York office to a new location having approximately 4,000 square feet at an annual cost of $72,000, subject to rent escalation of 3% per annum.

Director Independence

Herley is a NASDAQ listed company and follows the NASDAQ listing standards for board of directors and committee independence.  At its November 10, 2010 meeting, the Board of Directors determined that three (3) of Herley’s current four (4) directors are independent, and that the two nominees who are not currently serving as directors of the Company are also independent, as defined in the applicable NASDAQ listing standards. Specifically, the Board of Directors found that Directors Bogucz, Campbell and Pocalyko, and nominees Liebau and Tatta, met the definition of an independent director under the NASDAQ listing standards and that each of these directors and nominees is free of any relationships that would interfere with his individual exercise of independent judgment.  Former directors Gerald A. Gagliardi, the late Robert M. Moore, RADM (Ret.) and Adm. Edward K. Walker, Jr. (Ret.), who served as directors during some portion of fiscal year 2010, were also determined to have been independent directors at the time of their service to Herley.

Item 14.   Principal Accounting Fees and Services

Independent Public Accountants

Grant Thornton LLP is our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal year 2010.  Marcum LLP (formerly Marcum & Kliegman LLP) was our registered public accounting firm and performed the audit of our consolidated financial statements for fiscal year 2009.  A representative from Grant Thornton LLP is expected to be present at the meeting and will have an opportunity to make a statement if they so desire.  The representative is expected to be available to respond to appropriate questions.

On February 17, 2010,  Herley informed Marcum LLP (formerly Marcum & Kliegman LLP) that it had been dismissed as the Company's independent registered public accounting firm effective immediately after the filing of the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2010.  On February 22, 2010, Grant Thornton LLP ("Grant  Thornton") was engaged as the Company's  independent  registered public accounting firm, effective immediately after the effective date of Marcum's dismissal.  The dismissal of Marcum as the Company's  independent  registered  public accounting firm and the engagement of Grant Thornton as the new independent registered public accounting firm were both approved by the Audit Committee of the Company's Board of Directors.

Prior to engaging Grant Thornton, the Company did not consult with Grant Thornton regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or regarding the type of audit opinion that might be rendered by Grant Thornton on the Company's financial statements, and Grant Thornton did not provide any written report or oral advice that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

For the fiscal years ended August 3, 2008 and August 2, 2009 and from August 3, 2009 through February 17, 2010, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to such disagreement in its reports.  In addition, there were no "reportable events" as such term is described in Item 304(a)(1)(iv) of Regulation S-K.

The reports of Marcum on the Company's financial statements for the fiscal years ended August 2, 2009 and August 3, 2008 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided Marcum with a copy of its Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2010 and requested that Marcum furnish the Company with a letter  addressed to the Securities and Exchange Commission stating whether it agreed with the above statements and, if it did not agree, the respects in which it did not agree. A copy of the letter was filed as Exhibit 16.1 to the Report on Form 8-K filed February 17, 2010 and is incorporated by reference.

Audit and Related Fees

The following table sets forth fees for the aggregate fees billed for the indicated fiscal years by our principal accountant in each of the categories listed (2010:  Grant Thornton LLP; 2009:  Marcum LLP):

   2010                                   2009
Audit Fee (1)                                           $690,500                      $480,643
Audit-related Fees (2)                            $           0                      $  16,965

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, Sarbanes-Oxley 404 related services, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre-approved by the Audit Committee.
(2) Audit-related fees include the audit of our 401(k) plan.

The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services.  Grant Thornton LLP did not render any other non-audit related services during fiscal year 2010, and Marcum LLP did not render any other non-audit related services during fiscal year 2009.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2010.

HERLEY INDUSTRIES, INC.

By:	/S/ RICHARD F. POIRIER
Richard F. Poirier
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below on November __, 2010 by the following persons in the capacities indicated:

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