Form 10-Q
period 2010-12-09
HERLEY INDUSTRIES INC /NEW
filed 2010-12-09
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   October 31, 2010
or

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

                                                                                                                                                                                                ___________
         (Former name, former address and former fiscal year                                                                                                (Zip Code)
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X    Yes     __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ____ Yes  ____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 6, 2010, there were 14,043,884 shares of Common Stock outstanding.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PAGE
PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements:

Condensed Consolidated Balance Sheets - October 31, 2010 (Unaudited) and August 1, 2010	2

Condensed Consolidated Statements of Income (Unaudited) -
for the thirteen weeks ended October 31, 2010 and November 1, 2009	3

Condensed Consolidated Statements of Cash Flows (Unaudited) –
for the thirteen weeks ended October 31, 2010 and November 1, 2009	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 -	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	11

Item 1A - Risk Factors	11

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3 –	Defaults upon Senior Securities	11

Item 4 -	Submission of Matters to a Vote of Security Holders	11

Item 5 -	Other Information	11

Item 6 -	Exhibits	11

Signature	11

Part I - Financial Information
Item I - Financial Statements

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2010 (Unaudited)	August 1, 2010
ASSETS		
Current Assets:		
Cash and cash equivalents	$ 18,154	$ 25,690
Trade accounts receivable, net	29,687	28,705
Costs incurred and income recognized in excess of billings on uncompleted contracts and claims	11,399	9,334
Inventories, net	51,854	51,453
Deferred income taxes	15,963	15,726
Other current assets	4,900	3,875
Total Current Assets	131,957	134,783
Property, plant and equipment, net	32,109	32,441
Goodwill	43,722	43,722
Intangibles, net	7,951	8,197
Deferred income taxes	6,718	7,045
Other assets	403	426
Total Assets	$ 222,860	$ 226,614
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities:		
Current portion of long-term debt	$ 1,329	$ 1,321
Current portion of employment settlement agreements	1,374	1,331
Accounts payable and accrued expenses	23,596	31,874
Billings in excess of costs incurred and income recognized on uncompleted contracts	1,194	648
Accrual for contract losses	2,309	2,080
Advance payments on contracts	10,359	9,922
Total Current Liabilities	40,161	47,176
Long-term debt, net of current portion	10,425	10,881
Long-term portion of employment settlement agreements	1,033	1,437
Other long-term liabilities	8,403	8,136
Total Liabilities	60,022	67,630
Commitments and Contingencies		
Shareholders' Equity:		
Common stock, $.10 par value; authorized 20,000,000 shares; issued and outstanding 13,792,464 at October 31, 2010 and 13,774,394 at August 1, 2010	1,379	1,377
Additional paid-in capital	103,375	103,029
Retained earnings	58,393	54,896
Accumulated other comprehensive loss	(309)	(318)
Total Shareholders' Equity	162,838	158,984
Total Liabilities and Shareholders' Equity	$ 222,860	$ 226,614

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Thirteen weeks ended	
	October 31, 2010	November 1, 2009
Cash flows from operating activities:		
Net income	$ 3,498	$ 3,551
Adjustments to reconcile net income to net cash used in operating activities:		
Depreciation and amortization	1,748	1,845
Stock-based compensation costs	338	124
Excess tax benefit from exercise of stock options	(10)	-
Inventory valuation reserve charges	259	299
Warranty reserve charges	230	542
Deferred tax provision	293	1,162
Changes in operating assets and liabilities:		
Trade accounts receivable	(970)	(1,304)
Income taxes receivable	(146)	-
Costs incurred and income recognized in excess of billings on uncompleted contracts and claims	(1,993)	4,158
Inventories, net	(642)	35
Other current assets	(880)	(952)
Accounts payable and accrued expenses	294	(4,639)
Billings in excess of costs incurred and income recognized on uncompleted contracts	532	(158)
Income taxes payable	2,074	-
Accrual for contract losses	229	(1,150)
Employment settlement payments	(379)	(6,502)
Litigation settlement payments	(10,975)	(2,000)
Advance payments on contracts	437	(443)
Other, net	104	(79)
Total adjustments	(9,457)	(9,062)
Net cash used in operating activities	(5,959)	(5,511)
Cash flows from investing activities:		
Proceeds from sale of fixed assets	44	-
Capital expenditures	(1,194)	(1,398)
Net cash used in investing activities	(1,150)	(1,398)
Cash flows from financing activities:		
Borrowings under bank line of credit	-	7,000
Excess tax benefit from exercise of stock options	10	-
Payments of long-term debt	(432)	(642)
Purchase of treasury stock	-	(441)
Net cash (used in) provided by financing activities	(422)	5,917
Effect of exchange rate changes on cash	(5)	4
Net (decrease) in cash and cash equivalents	(7,536)	(988)
Cash and cash equivalents at beginning of period	25,690	14,820
Cash and cash equivalents at end of period	$ 18,154	$ 13,832

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures normally included in annual financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for this quarter are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full fiscal year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies included in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended August 1, 2010 as filed with the Securities and Exchange Commission (“SEC”) on October 14, 2010. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the August 1, 2010 audited financial statements. The Condensed Consolidated Balance Sheet at August 1, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain prior-period balances have been reclassified to conform to the current period’s financial statement presentation.

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

The changes in Goodwill and Intangibles, net during the thirteen weeks ended October 31, 2010 is as follows (in thousands):

Amortization expense related to intangibles subject to amortization was $256,000 and $452,000 for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively.

The Company performs an evaluation of its goodwill and intangible assets with indefinite lives for impairment on an annual basis during the fourth quarter of its fiscal year and on an interim basis if there has been a triggering event or other indication impairment has occurred. There have been no triggering events or indicators of impairment that have occurred during the thirteen weeks ended October 31, 2010 that would require additional impairment testing of goodwill or long-lived intangible assets.

3.      Inventories, net

The major components of inventories, net are as follows (in thousands):

4.      Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to income tax examinations by U.S. federal and state taxing authorities for years before fiscal 2006 and foreign taxing authorities before fiscal 2003. There are no audit examinations currently in process by any income taxing authority.

The provision for income taxes for the thirteen weeks ended October 31, 2010 was $2,067,000 as compared to $1,319,000 for the thirteen weeks ended November 1, 2009. The estimated annual effective tax rate for fiscal 2011, before consideration of discrete items, is approximately 33%. This rate is lower than the statutory U.S. federal tax rate of 35%, primarily due to the Company’s foreign earnings attributable to its Israeli and United Kingdom operations which are taxed at estimated rates of 14% and 27%, respectively.

Gross unrecognized tax benefits, excluding interest and penalties, were approximately $5,941,000 at October 31, 2010 of which $363,000 would impact the annual effective tax rate in accordance with deferred tax accounting standards. Management does not anticipate that it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized $61,000 of accrued interest related to unrecognized tax benefits in the Condensed Consolidated Statement of Income, on a gross basis, for the thirteen weeks ended October 31, 2010; the balance of accrued interest was $277,000 in the Condensed Consolidated Balance Sheet on a gross basis at such date. Both unrecognized tax benefits and the corresponding accrued interest amounts are included as “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

5.	Product Warranties

The Company warrants its products for a period of one year. Product warranty costs are accrued based on historical claims expense, and are included in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The reserve for warranty costs is reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively (in thousands):

6.      Litigation

As previously reported, an action was brought against the Company by a competitor in October, 2009.  This action alleges that, through the actions of three former employees of the plaintiff, the Company improperly obtained trade secrets to unfairly compete against the plaintiff in seeking and ultimately winning certain contracts with third parties.  Micro Systems, Inc., a subsidiary of the Company and the three former employees of the plaintiff, two of whom are current or former employees of Micro Systems, Inc., are also named as defendants in this action.  The action alleges misappropriation of trade secrets and seeks $2,000,000 in compensatory damages, and an unspecified sum in punitive damages and legal fees.   The Company has vigorously defended this action and denies any allegation of improperly obtaining and/or misappropriating the plaintiff’s trade secrets or proprietary information.  Discovery in this case has commenced and the anticipated trial date for the action is May of 2011.  The parties are currently in settlement discussions in an effort to attempt to resolve the matter before both sides incur additional significant legal fees and costs. In accordance with ASC 450 related to contingencies, the Company recorded a charge of $1,100,000 during the quarter ended October 31, 2010 which is included in selling and administrative expenses in the accompanying Condensed Consolidated Statement of Income, based on management’s assessment that it is probable that a settlement can be reached.  However, there is no assurance that a settlement will be reached or, if a settlement is reached, that the charge will represent the amount of the settlement.  If a settlement is unable to be reached, the Company anticipates that it will continue to vigorously defend the action.

In July 2010, the Company reached an agreement to settle all securities class actions originally filed in 2006, and subsequently consolidated under the caption: In re Herley Industries, Inc. Securities Litigation, Docket No. 06-CV-2596 (JRS). As previously disclosed, between June 2006 and August 2006, the Company and certain of its current and former officers and directors (the “Individual Defendants”) were named as defendants in five related class actions alleging violations of the federal securities laws. Those cases were subsequently consolidated into one class action on behalf of a purported class of all persons who purchased or otherwise acquired shares of our stock during the period October 1, 2001 through June 14, 2006 (the “Class”). At all times during the pendency of the litigation, the Company and the Individual Defendants steadfastly maintained that the claims raised in the securities class action were without merit, and vigorously contested those allegations. As part of the settlement, the Company and the Individual Defendants continue to deny any liability or wrongdoing under the securities laws. The terms of the settlement provided for, in part, the dismissal of the litigation against the Company and all of the Individual Defendants, and the creation by the Company of a $10 million settlement fund. The fund will be allocated, after deduction of court-ordered expenses, such as attorneys’ fees and expenses, settlement administration costs and any applicable taxes, among members of the settlement class who submit valid proofs of claim. Upon final approval of the settlement by the Court, in August 2010 the Company paid $10 million out of existing cash reserves to create the settlement fund.

In May, 2010 the Company reached an agreement to settle all stockholder derivative actions originally filed in 2006 in the United States District Court for the Eastern District of Pennsylvania at Docket No. 06-CV-2964 (JRS).  The consolidated derivative complaint, filed on January 12, 2007, alleged that current and former directors violated their fiduciary obligations in connection with certain actions or decisions in their capacities as officers or directors of the Company.  All of the defendants previously denied any wrongdoing and, under the settlement agreement, the Company and the other defendants continue to deny any breach of fiduciary duties or any other improper actions. Under the terms of the settlement, as approved by the Court, the Company agreed to institute certain corporate governance practices relating to the Board of Directors structure, directors’ independence, and nomination and election procedures for directors, related party transactions, director stock ownership, and oversight policies.  The Company’s Board is committed to the implementation of best practices in the area of corporate governance and believes that the agreed upon practices are consistent with that commitment.  In addition, the Court awarded plaintiffs’ counsel the sum of $975,000 for fees and costs in pursuit of the consolidated derivative action.  The Company paid this award in August 2010.

The Company is involved in various other legal proceedings and claims which arise in the ordinary course of its business.  While any litigation contains an element of uncertainty, management believes that the outcome of such other litigation will not have a material adverse effect on the Company’s financial position or results of operations.

7.	Line of Credit, Long-Term Debt and Stand-by Letters of Credit

We have a $40,000,000 Revolving Credit Loan Agreement (“Agreement”) with two banks on an unsecured basis, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. The Company may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50% or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.50% per annum on outstanding stand-by letters of credit. The Agreement contains various financial covenants, including minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all of its financial covenants at October 31, 2010.

We had no loans outstanding under our credit facility during the quarter ended October 31, 2010.  Stand-by letters of credit in the amount of approximately $6,583,000, of which $4,589,000 reduces the amount of credit available under the credit line, were outstanding at October 31, 2010.  We had approximately $35,411,000 available under our line at October 31, 2010.

On September 16, 2008, the Company entered into a ten-year term loan with a bank in Israel in the amount of $10,000,000 in connection with the acquisition of Eyal.  The loan is payable in quarterly installments of $250,000 plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants which have been met at October 31, 2010, including minimum net equity, as defined.

8.	Stock Buyback Program

In October 2007, the Company’s Board of Directors approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or in private transactions, in accordance with applicable SEC rules for an aggregate of 3,000,000 shares. As of August 1, 2010, the Company had repurchased and retired approximately 2,460,000 shares under the program. There were no stock repurchases during the thirteen weeks ended October 31, 2010.  During the thirteen weeks ended November 1, 2009, the Company repurchased and retired 35,902 shares of its common stock pursuant to this program at an aggregate cost of approximately $441,000. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of October 31, 2010, approximately 540,000 shares were eligible for future purchase under the Company’s buyback program.

9.	Comprehensive Income

Comprehensive income for the periods presented is as follows (in thousands):

The foreign currency translation gain (loss) relates to the Company’s investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

The components of accumulated other comprehensive loss were as follows (in thousands):

10.	Share-Based Compensation

The Company has various stock option plans which are described in Note O of its August 1, 2010 Annual Report on Form 10-K that provide for the grant of stock options and restricted stock to eligible employees and directors.

The Company recorded total share-based costs related to stock option and restricted stock awards, included as compensation costs in operating expenses, of approximately $338,000 and $124,000 for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively.

As of October 31, 2010, there were 2,361,750 stock options outstanding. During the first quarter of fiscal 2011, 16,467 shares of restricted stock and options for 42,250 shares of common stock at an exercise price of $16.13 per share were granted to directors and certain management employees with a fair value of approximately $255,000 and $681,000, respectively. The aggregate value of unvested options as of October 31, 2010, as determined using a Black-Scholes option valuation model, was approximately $1,334,800 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.3 years. The aggregate value of unvested restricted stock as of October 31, 2010 was approximately $398,000 net of estimated forfeitures which are expected to be recognized over a weighted-average period of 4.2 years.

Options for 10,000 shares of common stock were exercised during the thirteen weeks ended October 31, 2010 at a price of $13.10 per share. Options for 9,100 shares of common stock expired during the thirteen weeks ended October 31, 2010.

There were 2,224,702 vested stock options outstanding as of October 31, 2010 at a weighted-average exercise price of $15.47. Included in the vested stock options outstanding were 1,111,500 options with exercise prices greater than the closing stock price of $16.61 as of October 31, 2010.

11.   Earnings per Common Share (“EPS”)

The following table shows the components used in the calculation of basic and diluted earnings (loss) per common share (in thousands):

Certain options outstanding as of October 31, 2010 are excluded from the computation as noted in the table above because their effect is anti-dilutive. Such options expire at various dates through June 8, 2017.

12.   Geographic Information and Major Customers

Net sales directly to the U.S. Government for the thirteen weeks ended October 31, 2010 and November 1, 2009 were approximately 13.5% and 16.5% of consolidated net sales from continuing operations, respectively.

Northrop Grumman Corporation and Lockheed Martin Corporation accounted for approximately 19.4% and 12.9%, respectively, of consolidated net sales for the thirteen weeks ended October 31, 2010. Northrop Grumman and Lockheed Martin each accounted for approximately 16.5% and 12.3% respectively, of net sales in the thirteen weeks ended November 1, 2009. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $15,970,000 (33%) and $16,923,000 (35%) for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively.

Geographic net sales from continuing operations for the first fiscal quarter based on place of contract performance were as follows (in thousands):

Net property, plant and equipment by geographic area were as follows (in thousands):

13.      Supplemental Cash Flow information is as follows (in thousands):
	Thirteen weeks ended
	October 31, 2010	November 1, 2009
Net cash paid during the period for:
Interest	$77	$123
Income taxes	$71	$32

Non-cash financing transactions:
Retirement of 35,902 shares of treasury stock	$ -	$441

14.	New Accounting Pronouncements

Newly issued effective accounting pronouncements:

In April 2010, the Financial Accounting Standards Board issued ASU 2010-17, “Revenue Recognition — Milestone Method.” The amended guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development transactions. The amended guidance is currently effective for milestones achieved in the Company’s fiscal period ended October 31, 2010 and did not have any impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances.  The amended guidance is currently effective for revenue arrangements entered into or materially modified in the Company’s fiscal period ended October 31, 2010 and did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Other new accounting pronouncements issued but not currently effective are not expected to have a significant effect on the Company’s financial position, results of operations, or cash flows.

15.	Related Party Transaction

Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida LLC.  Owners of MSI Investments include two current employees of MSI and one who serves as a consultant.  Lease expense was approximately $74,000 for the thirteen weeks ended October 31, 2010 and November 1, 2009, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ which follow are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission including the risk factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August, 1 2010 filed with the Securities and Exchange Commission on October 14, 2010.

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Explanatory Note

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Herley Industries, Inc. with an overview. The overview includes a discussion of our business and a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results, which we discuss under “Results of Operations.” We then provide an analysis of cash flows under “Liquidity and Capital Resources.” This MD&A should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K filed with the SEC on October 14, 2010.

Overview

This Overview is intended to provide a context for Management’s Discussion and Analysis of Financial Condition and Results of Operations which should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto, included in Item 1 of this Quarterly Report on Form 10-Q. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary customers include large defense prime contractors including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation, as well as the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). The U.S. Government is our single largest customer (including direct sales of 15% of our net sales in fiscal 2010) with approximately 62% of our annual net sales tied, either directly or indirectly, to government contracts, including shipments from our Israeli operations. Any increase or cut in defense appropriations could have a significant impact on our net sales. Moreover, our contracts are highly concentrated, with our top 5 customers (in addition to direct sales to the U.S. Government) accounting for approximately 47% of our net sales in fiscal 2010 and approximately 56% for the first quarter fiscal 2011.

Our goal is to continue to leverage our proprietary technology, microwave expertise and manufacturing capabilities to further expand our penetration in our market by:

* increasing levels of component integration and value added content;
* maintaining leadership in microwave technology;
* strengthening and expanding customer relationships;
* capitalizing on outsourcing dynamics in the aerospace and defense industry;
* pursuing strategic acquisitions; and
* enhancing manufacturing capabilities.

We believe our competitive strengths include:

* our technical expertise;
* our high proportion of longer-term sole-provider production programs;
* a diverse customer base;
* long-standing industry relationships;
* a successful acquisition track record;
* our emphasis on research and development; and
* our experienced management team.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2010 (the “Report”) filed with the SEC on October 14, 2010, and a discussion of these critical accounting policies and estimates are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition of that Report. We continually evaluate the appropriateness of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States of America. Important accounting practices that require the use of assumptions and judgments are outlined therein. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in Management’s Discussion and Analysis section of the Report as filed with the SEC.

Results of Operations

Our senior management regularly reviews the performance of our operations, including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of operations, new business development, customer relationships, IR&D activities, human resources, manufacturing effectiveness and cost reduction activities. We compare performance against budget, prior comparable periods and our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results and certain key performance indicators.

Thirteen weeks ended October 31, 2010 and November 1, 2009

Net sales for the first quarter of fiscal 2011 were approximately $48.9 million compared to $47.7 million in fiscal 2010, an increase of $1.2 million, or 2.6%. The increase in net sales was primarily related to increased deliveries under major production programs, including increases attributable to manufacturing process improvements, in addition to revenue recognized under certain percentage-of-completion contracts. Domestic and foreign sales were 67% and 33%, respectively, of net sales for the quarter compared to 65% and 35%, respectively, in the prior-year quarter.  Although foreign sales were down against prior year, bookings for the first quarter of fiscal 2011 included increased foreign bookings as a percentage of total bookings with domestic and foreign bookings of 51% and 49%, respectively, as compared to 66% and 34%, respectively, in the prior-year quarter.

Gross profit in the quarter was $15.8 million (32.2% gross profit margin) compared to $13.3 million (27.9% gross profit margin) last year, an increase of $2.5 million. The increase in gross profit and gross profit percentage during fiscal 2011 was principally related to the following:

• An increase in gross profit of $1.7 million associated with favorable product mix and improved productivity, with programs providing positive performance including Trident, AFSAT, GRDCS, F16, and QF16.  Costs of products sold for the first quarter fiscal 2010 included the impact of cost overruns on a major contract;
• An increase in gross profit of $.6 million related to increased sales volumes for the quarter for programs that included
         EA-18G, ARA63, ICAP, and MABAT missile program in Israel; and
• The balance of favorable gross profit impact was related to additional repair volumes and overhead reductions.

Selling and administrative (“S&A”) expenses for the quarter were $9.3 million, compared to $7.7 million in the prior-year quarter. The $1.6 million increase in S&A expenses was primarily attributable to a loss contingency reserve of $1.1 million related to the litigation discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and increased compensation related costs.

Income from operations during the quarter was $5.6 million compared to $5.1 million last year, which reflects the improved sales volume and gross margin improvements discussed above, partially offset by the negative impact of costs associated with certain legal matters and accrued loss contingency reserve.

The provision for income taxes for the thirteen weeks ended October 31, 2010 was $2,067,000 as compared to $1,319,000 for the thirteen weeks ended November 1, 2009. The estimated annual effective tax rate for fiscal 2011, before consideration of discrete items, is approximately 33%. This rate is lower than the statutory U.S. federal tax rate of 35%, primarily due to the Company’s foreign earnings attributable to its Israeli and United Kingdom operations which are taxed at estimated rates of 14% and 27%, respectively.

The Company estimates that its annual effective tax rate, including discrete items, for fiscal 2011 will be 35%. This rate may change from quarter to quarter due to both recurring factors, such as the geographic mix of income, and items discrete to the quarter, as well as adjustments to deferred tax asset and liability balances and the accrual of interest on unrecognized tax benefits.

As of August 1, 2010, the Company had available net operating loss carryforwards for state and U.S. federal income tax purposes of approximately $32.0 million and $17.4 million, respectively, with expiration dates through 2028. Unused U.S federal research and development credits of approximately $1.9 million, with expiration dates through 2029, are available for U.S. federal income tax purposes, as well as a U.S. federal alternative minimum tax credit of $43,000.

Basic and diluted earnings per common share for the quarter were $.25, as compared to $.26 per basic and diluted common share for the prior-year quarter.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability, will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2011 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at August 1, 2010 was approximately $187 million, of which approximately 85% is expected to ship in fiscal 2011. The funded backlog of orders at October 31, 2010 was approximately $172 million.  All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 19% and 13% of total net sales from continuing operations for the first quarter fiscal 2011 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $1.5 million at October 31, 2010 and $1.4 million at August 1, 2010. The balance of advanced payments was approximately $10.4 million at October 31, 2010 and $9.9 million at August 1, 2010. The fiscal 2011 increase relates to the timing of payments pursuant to the terms of various contracts.

As of October 31, 2010, we had approximately $18.2 million in cash and cash equivalents and approximately $35.4 million available under our bank credit facility, net of specific outstanding stand-by letters of credit of $4.6 million. As of October 31, 2010 and August 1, 2010, working capital was $91.8 million and $87.6 million, respectively, and the ratio of current assets to current liabilities was 3.3 to 1 and 2.9 to 1, respectively.

Net cash used in operating activities during the first quarter of fiscal 2011 was approximately $6.0 million compared to net cash used in operating activities of $5.5 million in the prior year, a net operating cash flow decrease of approximately $.5 million.

Significant impact in net cash from operating activities and non-cash items during the first quarter of fiscal 2011 include:

•	litigation settlement payments of $11.0 million;
•	net income for the period, adjusted for depreciation/amortization, of $5.2 million;
•	an increase in income taxes payable of approximately $2.1 million;
•
an increase in cost incurred and income recognized in excess of billings on uncompleted contracts of approximately $2.0 million due to the ramp up in production on several programs on a percentage of completion basis; and

•	an increase in trade accounts receivable of approximately $1.0 million primarily due to increased sales volume.

Net cash used in investing activities of approximately $1.2 million related to capital expenditures, net of fixed asset sales proceeds.

Net cash used in financing activities of approximately $.4 million relates to payments of approximately $.4 million of long-term debt, including payments of approximately $.3 million on the term loan in Israel.

Bank Line of Credit

We have a $40 million Revolving Credit Loan Agreement (“Agreement”) with two banks on an unsecured basis, as modified in February 2010, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit.  The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012.  We may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50%; or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%.  There is a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.5% per annum on outstanding stand-by letters of credit.  The Agreement contains various financial covenants, including minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. We were in compliance with all financial covenants at October 31, 2010.

We had no loans outstanding under our credit facility at October 31, 2010, August 1, 2010 or at August 2, 2009.  Stand-by letters of credit in the amount of approximately $6.6 million, of which $4.6 million reduces the amount of credit available under the credit line, were outstanding at October 31, 2010.  We had approximately $35.4 million available under our line at October 31, 2010.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, for an aggregate of 3,000,000 shares under the program. As of August 1, 2010, we had repurchased and retired approximately 2,460,000 shares under the program. There were no stock repurchases during the thirteen weeks ended October 31, 2010. During the thirteen weeks ended November 1, 2009, the Company repurchased and retired 35,902 shares of its common stock pursuant to this program at an aggregate cost of approximately $.4 million. Funds to acquire shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of October 31, 2010, approximately 540,000 shares were eligible for future purchase under the buyback program.

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

Contractual Financial Obligations, Commitments and Off-Balance Sheet Arrangements

Our financial obligations and commitments to make future payments under contracts include purchase orders, debt and lease agreements and contingent commitments, such as stand-by letters of credit. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Condensed Consolidated Balance Sheet, while others are required to be disclosed in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s contractual financial obligations and other contingent commitments are disclosed in our Annual Report on Form 10-K for the fiscal year ended August 1, 2010 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new accounting standards updates. See Notes to Condensed Consolidated Financial Statements in Note 14 for a discussion of these updates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risk have not changed significantly since August 1, 2010. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 2010.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with participation of the Company’s management, have evaluated the design, operation and effectiveness of the Company’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company’s reports filed under the Exchange Act as of October 31, 2010.

(b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to Condensed Consolidated Financial Statements (Unaudited) in Part I - Item 1 for a discussion of Legal Proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 –“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 1, 2010, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended August 1, 2010 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Issuer Purchases of Equity Securities

           We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. As of October 31, 2010, we had acquired an aggregate of approximately 2.5 million shares in the open market under the program, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things. There were no stock repurchases under the program during the quarter ended October 1, 2010.

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

Date: December 9, 2010