Form 10-Q/A
period 2010-12-10
HERLEY INDUSTRIES INC /NEW
filed 2010-12-10
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

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

___________________________________________                                                                    ___________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           X    No

As of December 6, 2010, there were 14,043,884 shares of Common Stock outstanding.

Explanatory Note

Herley Industries, Inc., (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-Q/A to our Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (the "Report") for the purpose of including Exhibits 31 and 32 to the Form 10-Q, which were inadvertently omitted by the Company’s third party filing service.

Except as described above, no other amendments are being made to the Report.  This Form 10-Q/A does not reflect events occurring after the December 9, 2010 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

This amendment should be read in conjunction with our Quarterly Report for the first quarter ended October 31, 2010 filed on Form 10-Q on December 9, 2010.

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