Form 10-Q
period 2011-03-02
HERLEY INDUSTRIES INC /NEW
filed 2011-03-02
CIK 47035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   January 30, 2011
or

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

_________________________________________                    _________________
         (Former name, former address and former fiscal year                                                                                                (Zip Code)
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X    Yes       __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           X    No

As of February 28, 2011, there were 14,097,904 shares of Common Stock outstanding.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES

Part I - Financial Information
Item I - Financial Statements

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 30, 2011	August 1, 2010
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$26,374	$25,690
Trade accounts receivable, net	28,903	28,705
Costs incurred and income recognized in excess
of billings on uncompleted contracts	11,734	9,334
Inventories, net	50,769	51,453
Deferred income taxes	15,963	15,726
Other current assets	4,368	3,875
Total Current Assets	138,111	134,783
Property, plant and equipment, net	31,656	32,441
Goodwill	43,722	43,722
Intangibles, net	7,696	8,197
Deferred income taxes	5,391	7,045
Other assets	392	426
Total Assets	$226,968	$226,614
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,330	$1,321
Current portion of employment settlement agreements	1,405	1,331
Accounts payable and accrued expenses	21,316	31,335
Income taxes payable	834	539
Billings in excess of costs incurred and
income recognized on uncompleted contracts	1,004	648
Accrual for contract losses	2,514	2,080
Advance payments on contracts	9,317	9,922
Total Current Liabilities	37,720	47,176
Long-term debt, net of current portion	10,107	10,881
Long-term portion of employment settlement agreements	694	1,437
Other long-term liabilities	8,458	8,136
Total Liabilities	56,979	67,630
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.10 par value; authorized 20,000,000 shares;
issued and outstanding 14,060,404 at January 30, 2011
and 13,774,394 at August 1, 2010	1,406	1,377
Additional paid-in capital	105,378	103,029
Retained earnings	63,593	54,896
Accumulated other comprehensive loss	(388)	(318)
Total Shareholders' Equity	169,989	158,984
Total Liabilities and Shareholders' Equity	$226,968	$226,614

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010

Net sales	$50,659	$46,609	$99,580	$94,288
Cost and expenses:
Cost of products sold	34,249	33,752	67,412	68,144
Selling and administrative expenses	8,958	7,746	17,149	15,427
Litigation settlement	-	-	1,100	-
Litigation costs, net of recovery settlement	120	(1,224)	940	(684)
Employment settlement costs	-	900	-	900
	43,327	41,174	86,601	83,787

Operating income	7,332	5,435	12,979	10,501
Other (expense) income:
Interest income	82	9	90	20
Interest expense	(112)	(165)	(134)	(330)
Foreign exchange transaction gains (losses)	90	(122)	22	(164)
	60	(278)	(22)	(474)

Income before income taxes	7,392	5,157	12,957	10,027
Provision for income taxes	2,192	1,367	4,259	2,686

Net income	$5,200	$3,790	$8,698	$7,341

Earnings per common share - Basic	$.37	$.28	$.63	$.54

Basic weighted average shares	14,004	13,687	13,898	13,695

Earnings per common share - Diluted	$.37	$.27	$.62	$.53

Diluted weighted average shares	14,132	13,853	14,112	13,865

See notes to condensed consolidated financial statements.

HERLEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Twenty-six weeks ended
	January 30,	January 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,698	$7,341
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization	3,399	3,633
Stock-based compensation costs	768	240
Excess tax benefit from exercises of stock options	(1,609)	-
Imputed interest on employment and litigation settlement liabilities	35	88
Inventory valuation reserve charges	557	619
Warranty reserve charges	580	842
Deferred tax provision	1,741	5,990
Changes in operating assets and liabilities:
Trade accounts receivable	(195)	(1,630)
Income taxes receivable	224	(3,735)
Income taxes payable	1,904	312
Costs incurred and income recognized in excess
of billings on uncompleted contracts	(2,349)	5,969
Inventories, net	136	1,111
Other current assets	(708)	(2,531)
Accounts payable and accrued expenses	(604)	(5,186)
Billings in excess of costs incurred and
income recognized on uncompleted contracts	344	161
Accrual for contract losses	434	(1,172)
Employment settlement payments	(704)	(7,769)
Litigation settlement payments	(12,075)	(2,000)
Advance payments on contracts	(606)	(557)
Other, net	10	(80)
Total adjustments	(8,718)	(5,695)
Net cash (used in) provided by operating activities	(20)	1,646
Cash flows from investing activities:
Proceeds from sale of fixed assets	44	-
Capital expenditures	(2,145)	(2,738)
Net cash used in investing activities	(2,101)	(2,738)
Cash flows from financing activities:
Merger agreement fee	2,000	-
Proceeds from exercise of stock options	1	-
Excess tax benefit from exercises of stock options	1,609	-
Payments of long-term debt	(729)	(1,005)
Purchase of treasury stock	-	(588)
Net cash provided by (used in) financing activities	2,881	(1,593)
Effect of exchange rate changes on cash	(76)	(1)
Net increase (decrease) in cash and cash equivalents	684	(2,686)
Cash and cash equivalents at beginning of period	25,690	14,820
Cash and cash equivalents at end of period	$26,374	$12,134
See notes to condensed consolidated financial statements

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

2.	Goodwill and Intangibles, net

The changes in Goodwill and Intangibles, net during the twenty-six weeks ended January 30, 2011 is as follows (in thousands):

	Goodwill	Intangibles
Balance at August 1, 2010	$43,722	$8,197
Add: Translation gain	-	7
Less: amortization	-	(508)
Balance at January 30, 2011	$43,722	$7,696

Amortization expense related to intangibles subject to amortization was $251,000 and $423,000 for the thirteen weeks ended January 30, 2011 and January 31, 2010, respectively, and $508,000 and $875,000, for the twenty-six weeks ended January 30, 2011 and January 31, 2010, respectively.

The Company performs an evaluation of its goodwill and intangible assets with indefinite lives for impairment on an annual basis during the fourth quarter of its fiscal year and on an interim basis if there has been a triggering event or other indication that impairment has occurred. There have been no triggering events or indicators of impairment that have occurred during the thirteen and twenty-six weeks ended January 30, 2011 that would require additional impairment testing of goodwill or long-lived intangible assets.

3.      Inventories, net

The major components of inventories, net are as follows (in thousands):

	January 30,	August 1,
	2011	2010
Purchased parts and raw materials	$31,450	$33,026
Work in process	25,365	24,623
Finished products	2,885	2,612
	59,700	60,261
Less:
Allowance for obsolete and slow moving inventory	7,910	7,373
Unliquidated progress payments	1,021	1,435
	$50,769	$51,453

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

The provision for income taxes for the twenty-six weeks ended January 30, 2011 was $4,259,000 as compared to $2,686,000 for the twenty-six weeks ended January 31, 2010. The estimated annual effective tax rate for fiscal 2011, before consideration of discrete items, is approximately 32%. This rate is lower than the statutory U.S. federal tax rate of 35%, primarily due to the Company’s foreign earnings attributable to its Israeli and United Kingdom subsidiaries which are taxed at estimated rates of 14% and 27%, respectively.

Gross unrecognized tax benefits, excluding interest and penalties, were approximately $5,941,000 at January 30, 2011 of which $363,000 would impact the annual effective tax rate in accordance with deferred tax accounting standards. Management does not anticipate that it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized $296,000 of accrued interest and $79,000 of accrued penalties related to unrecognized tax benefits in the Condensed Consolidated Statement of Income, on a gross basis, for the twenty-six weeks ended January 30, 2011; the balances of accrued interest and accrued penalties were $488,000 and $79,000, respectively, in the Condensed Consolidated Balance Sheet on a gross basis at such date. Unrecognized tax benefits and the corresponding accrued interest and accrued penalty amounts are included as “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

5.	Product Warranties

The Company warrants its products for a period of one year. Product warranty costs are accrued based on historical claims expense, and are included in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The reserve for warranty costs is reduced as warranty repair costs are incurred. The following table presents the change in the accrual for product warranty costs for the thirteen and twenty-six weeks ended January 30, 2011 and January 31, 2010, respectively (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Balance at beginning of period	$1,052	$1,028	$1,039	$938
Provision for warranty obligations	350	334	580	913
Warranty costs charged to the reserve	(160)	(326)	(377)	(815)
Balance at end of period	$1,242	$1,036	$1,242	$1,036

6.      Litigation

As previously reported in the Company’s Quarterly Report Form 10-Q for the period ended October 31, 2010, and in accordance with accounting standards related to contingencies, the Company recorded a charge of $1,100,000 during the quarter ended October 31, 2010 relating to litigation brought against the Company by a competitor in October 2009.  On December 14, 2010 the parties reached an agreement to settle this action and on December 15, 2010 the Company paid $1,100,000 which is consistent with the charge recorded by the Company for the quarter ended October 31, 2010. The Company does not anticipate any additional charges relating to this litigation.

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

7.	Line of Credit, Long-Term Debt and Stand-by Letters of Credit

We have a $40,000,000 Revolving Credit Loan Agreement (“Agreement”) with two banks on an unsecured basis, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit. The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012. The Company may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50% or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%. There is a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.50% per annum on outstanding stand-by letters of credit. The Agreement contains various financial covenants, including minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. The Company was in compliance with all of its financial covenants at January 30, 2011.

We had no loans outstanding under our credit facility during the quarter ended January 30, 2011.  Stand-by letters of credit in the amount of approximately $7,539,000, of which $5,545,000 reduces the amount of credit available under the credit line, were outstanding at January 30, 2011.  We had approximately $34,455,000 available under our line at January 30, 2011.

On September 16, 2008, the Company entered into a ten-year term loan with a bank in Israel in the amount of $10,000,000 in connection with the acquisition of Eyal.  The loan is payable in quarterly installments of $250,000 plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants which have been met at January 30, 2011, including minimum net equity, as defined.

8.	Stock Buyback Program

In October 2007, the Company’s Board of Directors approved an expansion of its existing stock buyback program to make additional purchases of up to 1,000,000 shares of its common stock in the open market or in private transactions, in accordance with applicable SEC rules for an aggregate of 3,000,000 shares. As of August 1, 2010, the Company had repurchased and retired approximately 2,460,000 shares under the program. There were no stock repurchases during the twenty-six weeks ended January 30, 2011.  During the thirteen and twenty-six weeks ended January 31, 2010, the Company repurchased and retired 11,730 and 47,632 shares of its common stock, respectively,  pursuant to this program at an aggregate cost of approximately $147,000 and $588,000, respectively, including transaction costs. Funds to acquire the shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. As of January 30, 2011, approximately 540,000 shares were eligible for future purchase under the Company’s buyback program.

9.	Comprehensive Income

Comprehensive income for the periods presented is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Net income	$5,200	$3,790	$8,698	$7,341
Unrealized gain on interest rate swap	11	5	22	9
Translation of foreign financial statements	(91)	(19)	(93)	(16)
Comprehensive income	$5,120	$3,776	$8,627	$7,334

The foreign currency translation gain (loss) relates to the Company’s investment in its U.K. subsidiary and fluctuations in exchange rates between its local currency and the U.S. dollar.

The components of accumulated other comprehensive loss was as follows (in thousands):

	January 30,	August 1,
	2011	2010
Unrealized loss on interest rate swap, net of tax	$(29)	$(51)
Translation of foreign financial statements	(359)	(267)
Accumulated other comprehensive loss	$(388)	$(318)

10.	Share-Based Compensation

The Company has various stock option plans which are described in Note O of its August 1, 2010 Annual Report on Form 10-K that provide for the grant of stock options and restricted stock to eligible employees and directors.

The Company recorded total share-based costs related to stock option and restricted stock awards, included as compensation costs in operating expenses, of approximately $429,500 and $116,000 for the thirteen weeks ended January 30, 2011 and January 31, 2010, respectively, and $767,500 and $240,000 for the twenty-six weeks ended January 30, 2011 and January 31, 2010, respectively.

As of January 30, 2011, there were 1,555,750 stock options outstanding. During the first quarter of fiscal 2011, options for 42,250 shares of common stock at an exercise price of $16.13 per share and 16,467 shares of restricted stock were granted to certain management employees and directors with a fair value of approximately $681,000 and $255,000, respectively. During the second quarter of fiscal 2011, options for 2,500 shares of common stock at an exercise price of $17.59 and 16,520 shares of restricted stock were granted to a management employee and directors with a fair value of approximately $44,000 and $282,000, respectively.  The aggregate value of unvested options as of January 30, 2011, as determined using a Black-Scholes option valuation model, was approximately $332,700 (net of estimated forfeitures), which is expected to be recognized over a weighted-average period of 1.1 years. The aggregate value of unvested restricted stock as of January 30, 2011 was approximately $1,180,000 net of estimated forfeitures which are expected to be recognized over a weighted-average period of 3.6 years.

Options for 800,000 and 810,000 shares of common stock were exercised on a non-cash swap basis during the thirteen and twenty-six weeks, respectively, ended January 30, 2011.  The exercise prices averaged $11.33 and $11.35 per share during the thirteen and twenty-six weeks, respectively, ended January 30, 2011. Options for 8,500 and 17,600 shares of common stock expired during the thirteen and twenty-six weeks, respectively, ended January 30, 2011.  No options were exercised during the twenty-six weeks ended January 31, 2010 and options for 64,000 and 82,800 shares of common stock expired or were forfeited during the thirteen and twenty-six week period ended January 31, 2010.

There were 1,418,002 vested stock options outstanding as of January 30, 2011 at a weighted average exercise price of $17.80. Included in the vested stock options outstanding were 1,079,800 options with exercise prices greater than the closing stock price of $16.57 as of January 30, 2011.

11.    Earnings per Common Share (“EPS”)

The following table shows the components used in the calculation of basic and diluted earnings per common share (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
Numerator:
Net income	$5,200	$3,790	$8,698	$7,341
Denominator:
Basic weighted-average shares	14,004	13,687	13,898	13,695
Effect of dilutive securities:
Employee stock options	128	166	214	170
Diluted weighted-average shares	14,132	13,853	14,112	13,865

Stock options not included in computation	1,146	2,373	1,150	2,388

Exercise price range of options excluded	$16.13 - $21.18	$12.45 - $21.18	$16.13 - $21.18	$12.45 - $21.18

Certain options outstanding as of January 30, 2011 are excluded from the computation as noted in the table above because their effect is anti-dilutive. Such options expire at various dates through June 8, 2017.

12. Geographic Information and Major Customers

Net sales directly to the U.S. Government for the thirteen weeks ended January 30, 2011 and January 31, 2010 were approximately 12.0% and 15.6% of consolidated net sales from continuing operations, respectively, and in the twenty-six weeks ended January 30, 2011 and January 31, 2010 were approximately 12.7% and 16.0%, respectively.

Northrop Grumman Corporation and Lockheed Martin Corporation accounted for approximately 20.6% and 12.3%, respectively, of consolidated net sales for the thirteen weeks ended January 30, 2011, and approximately 20.0% and 12.6%, respectively, for the twenty-six weeks ended January 30, 2011. Northrop Grumman and Lockheed Martin each accounted for approximately 20.5% and 9.5%, respectively, of net sales in the thirteen weeks ended January 31, 2010, and approximately 18.5% and 10.9%, respectively, for the twenty-six weeks ended January 31, 2010. No other customer accounted for 10% or more of consolidated net sales in the periods presented. Foreign sales amounted to approximately $17,561,000 (35%) and $17,233,000 (37%) for the thirteen weeks ended January 30, 2011 and January 31, 2010, respectively, and approximately $33,531,000 (34%) and $34,156,000 (36%) for the twenty-six weeks ended January 30, 2011 and January 31, 2010, respectively.

Geographic net sales from continuing operations for the second fiscal quarter and year to date based on place of contract performance were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010

United States	$37,146	$34,813	$72,696	$69,873
Israel	10,756	10,913	22,670	22,261
England	2,757	883	4,214	2,154
	$50,659	$46,609	$99,580	$94,288

Net property, plant and equipment by geographic area were as follows (in thousands):

	January 30,	August 1,
	2011	2010

United States	$23,990	$24,856
Israel	7,337	7,382
England	329	203
	$31,656	$32,441

13. Supplemental Cash Flow information is as follows (in thousands):

	Twenty-six weeks ended
	January 30, 2011	January 31, 2010
Net cash paid during the period for:
Interest	$141	$290
Income taxes	$437	$136

Non-cash financing transactions:
Retirement of 47,632 shares of treasury stock	$-	$588

14.	New Accounting Pronouncements

Newly issued effective accounting pronouncements:

In April 2010, the Financial Accounting Standards Board issued ASU 2010-17, “Revenue Recognition — Milestone Method.” The amended guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development transactions. The amended guidance is currently effective for milestones achieved in the Company’s fiscal period ended January 30, 2011 and did not have any impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances.  The amended guidance is currently effective for revenue arrangements entered into or materially modified in the Company’s fiscal period ended January 30, 2011 and did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

15.	Related Party Transaction

Prior to the acquisition of MSI, MSI had leased one of its two buildings in Fort Walton Beach, Florida from MSI Investments, a Florida LLC.  Owners of MSI Investments include two current employees of MSI and one who serves as a consultant.  Lease expense for the thirteen and twenty-six weeks ended January 30, 2011 was approximately $74,000 and $148,000, respectively; and approximately $74,000 and $148,000, respectively, for the thirteen and twenty-six weeks ended January 31, 2010.

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

16.	Subsequent Event

On February 7, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kratos Defense & Security Solutions, Inc., a Delaware corporation (“Kratos”), and Lanza Acquisition Co., a Delaware corporation and an indirect, wholly-owned subsidiary of Kratos (“Lanza”). The definitive agreement was unanimously approved by the Company’s Board of Directors and was the result of the Board of Directors’ evaluation of various strategic alternatives to maximize stockholder value.

Pursuant to the terms and conditions of the Merger Agreement:

• Lanza commenced a tender offer (the “Offer”) on February 25, 2011 to acquire all of the outstanding shares of common stock, $0.10 par value per share, of the Company at a purchase price of $19.00 per share net to the holders thereof in cash, without interest, subject to applicable withholding taxes; and

• as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Lanza will merge with and into the Company with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Kratos.

The Offer will remain open for 20 business days, subject to periods of extension through June 30, 2011 if the conditions to the Offer have not been satisfied at the end of any Offer period (subject to the parties’ termination rights under the Merger Agreement).

Each share of Company common stock remaining outstanding following the consummation of the Offer, other than shares of Company common stock held by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $19.00 per share net to the holders thereof.

The parties have agreed that if, following completion of the Offer, Lanza owns at least 90% of the then outstanding shares of the Company’s common stock, the Merger will be completed without a meeting of Company stockholders pursuant to Delaware’s “short form” merger statute. Lanza may, but is not required to, provide for a “subsequent offering period” in accordance with applicable law following the consummation of the Offer in order to seek additional shares of Company common stock to facilitate the consummation of the Merger using such short form merger procedures. In the event that Lanza does not hold at least 90% of the outstanding shares of Company common stock following the consummation of the Offer (including the “subsequent offering period” provided by Lanza, if any), the Company must obtain the approval of the Company’s stockholders to consummate the Merger. In this event, the Company will call and convene a stockholder meeting to obtain this approval, and Kratos and Lanza will vote all shares of Company common stock acquired by them pursuant to the Offer in favor of the adoption of the Merger Agreement and the consummation of the Merger, thereby assuring approval of the Merger.

The obligation of Lanza to accept for payment and pay for all shares of Company common stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including: (i) at least a majority of the shares of common stock then outstanding, on a fully diluted basis, having been validly tendered in (and not withdrawn from) the Offer, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, subject to the terms of the Merger Agreement, other applicable competition laws, (iii) the absence of a material adverse effect on the Company and its subsidiaries, and (iv) other customary conditions. The completion of the Offer is not contingent upon the receipt of financing by Kratos or Lanza.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Kratos and Lanza. The Company has agreed to operate its business in the ordinary course until the Offer is consummated. Under the terms of the Merger Agreement, the Company has also agreed to certain covenants prohibiting the Company from soliciting, or providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to become, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement also includes customary termination provisions for both the Company and Kratos. In order for the Company to accept a Superior Proposal or in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Kratos a termination fee of approximately $9.4 million.

In connection with the execution by the Company and Kratos of an Exclusivity Agreement on January 19, 2011, Kratos paid the Company an exclusivity fee of $2.0 million. In the Merger Agreement, the Company has agreed to repay the exclusivity fee to Kratos on the earlier of (i) the date of the acceptance of the tendered shares by Kratos, or (ii) the termination of the Merger Agreement under certain circumstances.

The Merger Agreement also contains customary representations and warranties that the Company, on one hand, and Kratos and Lanza, on the other hand, made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, Kratos and Lanza and may be subject to important qualifications and limitations agreed to by the Company, Kratos and Lanza in connection with the negotiated terms, including, but not limited to, information in confidential disclosure schedules provided by the Company in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or may have been used for purposes of allocating risk among the Company, Kratos and Lanza rather than establishing matters as facts.

Further details with respect to the Merger Agreement can be found in other filings with the U.S. Securities and Exchange Commission made by the Company, including, but not limited to, the Solicitation / Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on February 25, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact included in ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ which follow are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions, as well as the factors set forth in our public filings with the Securities and Exchange Commission including the risk factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2010 filed with the Securities and Exchange Commission on October 14, 2010.

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

Our Business

We are a leading supplier of microwave products and systems primarily for use in flight instrumentation, weapons sensors, electronic warfare systems and command and control systems.  To a lesser extent, we also provide power amplifiers for use in nuclear magnetic resonance and magnetic resonance imaging systems for scientific and medical use.  We operate in a single business segment consisting of research, engineering, product development, and the manufacturing of complex microwave radio frequency (RF) and millimeter wave components and subsystems, supplying products for defense and space customers worldwide.  We employ approximately 1,000 people and operate seven manufacturing facilities, four in the U.S., one in the United Kingdom and two in Israel.

Our primary customers include large defense prime contractors including Northrop Grumman Corporation, Lockheed Martin Corporation, Raytheon Company, The Boeing Company, BAE Systems and Harris Corporation, as well as the U.S. Government (including the Department of Defense, NASA and other U.S. Government agencies) and international customers (including the Israeli, Egyptian, German, Japanese, Taiwanese, Spanish, Australian and South Korean militaries and suppliers to international militaries). The U.S. Government is our single largest customer (including direct sales of 15% of our net sales in fiscal 2010) with approximately 62% of our annual net sales tied, either directly or indirectly, to government contracts, including shipments from our Israeli operations. Any increase or cut in defense appropriations could have a significant impact on our net sales. Moreover, our contracts are highly concentrated, with our top 5 customers (in addition to direct sales to the U.S. Government) accounting for approximately 47% of our net sales in fiscal 2010 and approximately 56% for the first half of fiscal 2011.

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

Significant Event

See Notes to Condensed Consolidated Financial Statements in Note 16 for a discussion of the Agreement and Plan of Merger (the “Merger Agreement”) entered into on February 7, 2011 with Kratos Defense & Security Solutions, Inc., a Delaware corporation (“Kratos”), and Lanza Acquisition Co., a Delaware corporation and an indirect, wholly-owned subsidiary of Kratos (“Lanza”).

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

Results of Operations

Our senior management regularly reviews the performance of our operations, including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of operations, new business development, customer relationships, product development activities, human resources, manufacturing effectiveness and cost reduction activities. We compare performance against budget, prior comparable periods and our most recent internal forecasts. The following table presents a financial summary comparison (in thousands) of operating results and certain key performance indicators.

	Thirteen weeks ended			Twenty-six weeks ended
	January 30,	January 31,		January 30,	January 31,
	2011	2010	% Change	2011	2010	% Change

Net sales	$50,659	$46,609	9%	$99,580	$94,288	6%
Gross profit	$16,410	$12,857	28%	$32,168	$26,144	23%
Gross profit percentage	32.4%	27.6%		32.3%	27.7%
Operating income	$7,332	$5,435	35%	$12,979	$10,501	24%
Bookings	$45,681	$43,980	4%	$80,876	$78,953	2%
Backlog (end of period)	$166,972	$168,372	(1)%	$166,972	$168,372	(1)%

Thirteen weeks ended January 30, 2011 and January 31, 2010

Net sales for the second quarter of fiscal 2011 were approximately $50.7 million compared to $46.6 million in fiscal 2010, an increase of $4.1 million, or approximately 9%. The increase in net sales was primarily related to increased deliveries under major production programs particularly under the EA-18G program, Trident  program, and other increases attributable to improvement in manufacturing throughput, and to revenue recognized under certain percentage-of-completion contracts.

Domestic and foreign sales were 65% and 35%, respectively, of net sales for the quarter compared to 63% and 37%, respectively, in the prior-year quarter.

Gross profit in the quarter was $16.4 million (32.4% gross profit margin) compared to $12.9 million (27.6% gross profit margin) in the second quarter last year, an increase of $3.5 million. The increase in gross profit and gross profit margin during the second quarter of fiscal 2011 was principally related to the following:

      • An increase in gross profit of $1.6 million associated with favorable product mix and improved productivity, with programs providing positive performance including Trident, EA-18G, AFSAT, QF16, and programs using standard catalog components. Costs of products sold for the second quarter fiscal 2010 included the impact of cost overruns on a major contract, and lower margins on certain development programs;

      • An increase in gross profit of $1.2 million related to increased sales volumes and an increase of revenue recognition on percentage of completion contracts for the quarter for programs that included EA-18G, AFSAT, Navy GRDCS, ICAP,
         F16, SPEWS and various Electronic Warfare Simulation Systems sold on a global basis; and

      • The balance of favorable gross profit impact was related to reduced contract loss provisions and lower return/repair requirements.

Selling and administrative (“S&A”) expenses for the quarter were $9.0 million, or 17.7% of net sales, compared to $7.7 million, or 16.6% of net sales, in the prior-year quarter. The $1.3 million increase in S&A expenses was primarily attributable to increased stock compensation cost and audit and tax professional fees; partially offset by reduced employee incentive payments and lower commission expense.

Income from operations during the quarter was $7.3 million compared to $5.4 million in the same quarter last year, which reflects the increased sales volume and gross margin improvements discussed above.  The second quarter of fiscal 2010 included a recognized net benefit of $1.2 million litigation cost  resulting from a recognized insurance settlement under our Director and Officers (“D&O”) insurance policy, in which we received a final settlement payment of $1.7 million in February 2010. For the second quarter of fiscal 2010 additional cost associated with an employment settlement charge of $.9 million was recognized in connection with the resignation of a former director and Chairman of the Board of Directors of the Company.

The provision for income taxes for the thirteen weeks ended January 30, 2011 was $2.2 million as compared to $1.4 million for the thirteen weeks ended January 31, 2010. The estimated annual effective tax rate for fiscal 2011, before consideration of discrete items, is approximately 32%. This rate is lower than the statutory U.S. federal tax rate of 35%, primarily due to the Company’s foreign earnings attributable to its Israeli and United Kingdom operations which are taxed at estimated rates of 14% and 27%, respectively.

The Company estimates that its annual effective tax rate, including discrete items, for fiscal 2011 will be 33%. This rate may change from quarter to quarter due to both recurring factors, such as the geographic mix of income, and items discrete to the quarter, such as adjustments to deferred tax asset and liability balances and the accrual of interest on unrecognized tax benefits.

As of August 1, 2010, the Company had available net operating loss carry-forwards for state and U.S. federal income tax purposes of approximately $32.5 million and $17.4 million, respectively, with expiration dates through 2028. Unused U.S federal research and development credits of approximately $2.1 million, with expiration dates through 2029, are available for U.S. federal income tax purposes, as well as a U.S. federal alternative minimum tax credit of $43,000.

Basic and diluted earnings per common share for the quarter were $.37, as compared to $.28 per basic and $.27 per diluted common share for the prior-year quarter.

Twenty-six weeks ended January 30, 2011 and January 31, 2010

Net sales for the twenty-six weeks ended January 30, 2011 were $99.6 million compared to $94.3 million in the first twenty-six weeks of fiscal 2010, an increase of $5.3 million, or approximately 6%. The increase in net sales was primarily related to deliveries under major production programs that include EA-18G, Trident, Euro Fighter, Navy GRDCS, QF-16, and AFSAT, in addition to increased activity under certain percentage of completion contracts providing for increased revenue for the period.

Domestic and foreign sales were 66% and 34%, of net sales, respectively,  in the twenty-six weeks ended January 30, 2011 compared to 64% and 36%, respectively,  for the twenty-six weeks ended January 31, 2010. Bookings were approximately $81 million, of which 63% were domestic and 37% were foreign. This level of bookings compares to bookings of approximately $79 million in the prior twenty-six weeks ended January 31, 2010 of which 61% were domestic and 39% foreign. Bookings improved over last quarter resulting in a positive increase over last year for the first six months of the fiscal year.  Notable bookings for the first half of the current year included various parts for the U.S. Navy Electronic Attack Aircraft, IFF Shipboard Interrogators for the Republic of Korea Navy, Tactical Landing Systems for the E-2D Navy aircraft, with additional international contract awards for the Electronic Warfare Simulator Systems.

Gross profit in the twenty-six weeks ended January 30, 2011 was $32.1 million (32% of net sales) compared to $26.1 million (28% of net sales) in the first half of fiscal 2010, an increase of $6.0 million. The increase in gross profit and gross profit margin during fiscal 2010 was principally related to the following:

      • An increase in gross profit of $3.6 million associated with favorable product mix and improved productivity, with programs providing positive performance including Trident, EA-18G, AFSAT, and programs using standard catalog components. Costs of products sold for the second half of fiscal 2010 included the impact of cost overruns on a major contract, and lower margins on certain development programs;
      • An increase in gross profit of $1.9 million related to increased sales volumes and improved revenue recognition for our percentage of completion contracts for the quarter for programs that included Trident, EA-18G, AFSAT, Navy GRDCS,
         QF-16, F16, SPEWS and various Electronic Warfare Simulation Systems sold on a global basis; and
      • The balance of favorable gross profit impact was related to reduced contract loss provisions, and lower return/repair requirements.

S&A expenses for the twenty-six weeks ended January 30, 2011 were $17.1 million, or 17.2% of sales, compared to $15.4 million, or 16.4% of sales, for the same period in fiscal 2010. The $1.7 million increase over prior year included an increase in stock compensation costs, additional audit and tax service costs, and increased legal expense, partially offset by lower sales commissions for the period.

For the twenty-six weeks ended January 31, 2010, we recognized a net benefit of $.7 million in litigation costs resulting from a $4 million settlement of litigation under our D&O insurance policy, and received a payment of $1.7 million in February 2010, net of $2.3 million that had been previously advanced, for the recovery of previously-expensed litigation costs. Also, in connection with the resignation of a former director and Chairman of the Board of Directors of the Company, we entered into an employment settlement agreement in January 2010 under which he received a payment in the amount of $.9 million.

Other (expense) income for the twenty-six weeks ended January 30, 2011 provided for a positive variance of $.5 million in comparison to the same period in fiscal 2010, with a decrease of $.2 million in interest expense due to the reduction of debt during the current-year period in combination with lower effective loan rates. A positive variance for our currency exchange transaction was related to our UK division with a stronger GBP over US dollar for this period.

Income before income taxes for the twenty-six weeks ended January 30, 2011 was $13 million compared to $10 million for the twenty-six weeks ended January 31, 2010, an improvement of $3.0 million. The major positive impact for the first half of 2011 was the increase in gross profit for the period of $6.0 million associated with improved sales volumes, manufacturing efficiencies and pricing. Included within the results for first quarter of fiscal 2011 was the $1.1 million legal settlement claim, which was recognized in the first quarter in accordance with Generally Accepted Accounting Principles but was settled and paid within the second quarter of the same fiscal period. The results for the second quarter of fiscal 2010 included a recognized net benefit of $.7 million litigation cost resulting from a recognized insurance settlement under our Director and Officers (“D&O”) insurance policy, in which we received a final settlement payment of $1.7 million in February 2010. For the second quarter of fiscal 2010 additional cost associated with an employment settlement charge of $.9 million was recognized in connection with the resignation of a former director and Chairman of the Board of Directors of the Company.

The income tax expense related to continuing operations in the first half of fiscal 2011 was $4.3 million compared to $2.7 million in the prior year’s first half. The estimated effective tax rate for fiscal year 2011, before consideration of discrete items, is approximately 32.5%, which is less than the statutory rate of 35.0%, primarily due to foreign earnings attributable to our Israeli and United Kingdom subsidiaries which are taxed at estimated rates of 14% and 27%, respectively.

Basic and diluted earnings per common share for the twenty-six weeks ended January 30, 2011 were $.63 and $.62 per common share, respectively, compared to basic and diluted earnings per common share of $.54 and $.53 for the twenty-six weeks ended January 31, 2010, respectively.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our bank line availability, will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our long-term debt as it matures. A significant portion of our revenue for fiscal 2011 is expected to be generated from our existing backlog of sales orders. The funded backlog of orders at August 1, 2010 was approximately $187 million, of which approximately 85% is expected to ship in fiscal 2011. The funded backlog of orders at January 30, 2011 was approximately $167 million.  All orders included in this backlog are covered by signed contracts or purchase orders. Nevertheless, contracts involving government programs may be terminated at the discretion of the government. In the event of the cancellation of a significant amount of government contracts included in our backlog, we would be required to rely more heavily on cash balances and our existing credit facility to fund our operations. We are not aware of any events which are reasonably likely to result in any cancellation of our government contracts, nor does our historical experience with the government indicate any reasonable likelihood of such cancellations.

A small number of customers accounted for a substantial portion of historical net sales and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 20% and 13% of total net sales from continuing operations for the first half of fiscal 2011 were made to Northrop Grumman Corporation and to Lockheed Martin Corporation, respectively. Future operating results will continue to substantially depend on the success of our largest customers and our relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse effect on our liquidity and operations.

As is customary in the defense industry, inventory is partially financed by progress payments. In addition, it is customary for us to receive advanced payments from customers on major contracts at the time a contract is entered into. The unliquidated balance of progress payments was approximately $1.0 million at January 30, 2011 and $1.4 million at August 1, 2010. The balance of advanced payments was approximately $9.3 million at January 30, 2011 and $9.9 million at August 1, 2010. The fiscal 2011 decrease relates to the timing of payments pursuant to the terms of various contracts.

As of January 30, 2011, we had approximately $26.4 million in cash and cash equivalents and approximately $34.5 million available under our bank credit facility, net of specific outstanding stand-by letters of credit of $5.5 million. As of January 30, 2011 and August 1, 2010, working capital was $100.4 million and $87.6 million, respectively, and the ratio of current assets to current liabilities was 3.7 to 1 and 2.9 to 1, respectively.

For the first six months of the fiscal year there was no measureable operating cash impact as compared to net cash provided by operating activities of $1.6 million in the prior year, a net operating cash flow decrease of approximately $1.6 million.

Significant approximate changes from prior year results in net cash from operating activities and non-cash items during the first half of fiscal 2011 include:

•	an increase in litigation settlement payments providing additional cash used in operations of $10.1 million;
•	an increase in costs incurred and income recognized in excess of billings on uncompleted contracts providing for additional cash used in operations of $8.3 million;
•	excess tax benefits from the exercise of stock options for cash used of $1.6 million;
•	a decrease in employment settlement payments providing an increase in operating cash of $7.0 million;
•	a decrease in income taxes receivable providing for an increase in operating cash of $4.0 million;
•	an increase in accounts payable and accrued expenses providing for an increase in operating cash of $5.9 million;
•	an increase in income taxes payable providing for an increase in operating cash of $1.6 million;
•	a reduction in trade accounts receivable providing for an increase in operating cash of $1.4 million; and
•	an increase in net income adjusted for depreciation and amortization providing an increase in operating cash of $1.1 million.

Net cash used in investing activities of approximately $2.1 million relates to capital expenditures net of fixed asset sales proceeds.

Net cash provided in financing activities of approximately $2.9 million relates to the receipt of a merger exclusivity agreement fee of $2.0 million, positive impact of the tax benefit from the exercise of stock options of $1.6 million, partially offset by payments of approximately $.7 million of long-term debt, including payments of approximately $.5 million on the term loan in Israel.  The merger exclusivity agreement is described in Note 16 “Subsequent Event” of the Notes to Condensed Consolidated Financial Statements. The Company has agreed to repay this fee to Kratos on the earlier of (1) the date of the acceptance of the tendered shares by Kratos, or (2) the termination of the Merger Agreement under certain circumstances.

Bank Line of Credit

We have a $40 million Revolving Credit Loan Agreement (“Agreement”) with two banks on an unsecured basis, as modified in February 2010, which may be used for general corporate purposes, including business acquisitions and stand-by letters of credit.  The Agreement requires the payment of interest only on a monthly basis and payment of the outstanding principal balance on March 31, 2012.  We may elect to borrow with interest at (A) the bank’s prime rate of interest minus 0.50%; or (B) the greater of (i) LIBOR plus a margin of 2.50% or (ii) 3.50%.  There is a fee of 25 basis points per annum on the unused portion of the credit facility payable quarterly and a fee of 1.5% per annum on outstanding stand-by letters of credit.  The Agreement contains various financial covenants, including minimum tangible net worth, total liabilities to tangible net worth, debt service coverage and restrictions on other borrowings. We were in compliance with all financial covenants at January 30, 2011.

We had no loans outstanding under our credit facility at January 30, 2011, August 1, 2010 or at August 2, 2009.  Stand-by letters of credit in the amount of approximately $7.5 million, of which $5.5 million reduces the amount of credit available under the credit line, were outstanding at January 30, 2011.  We had approximately $34.5 million available under our line at January 30, 2011.

Stock Buyback Program

In October 2007, our Board of Directors approved an expansion of our existing stock buyback program to make additional purchases of up to 1,000,000 shares of our common stock in the open market or in private transactions, in accordance with applicable SEC rules, for an aggregate of 3,000,000 shares under the program. As of August 1, 2010, we had repurchased and retired approximately 2,460,000 shares under the program. There were no stock repurchases during the thirteen weeks ended January 30, 2011. During the twenty-six weeks ended January 31, 2010, the Company repurchased and retired 47,632 shares of its common stock pursuant to this program at an aggregate cost of approximately $588,000. Funds to acquire shares came from excess cash reserves. The timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for the cash, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. As of January 30, 2011, approximately 540,000 shares were eligible for future purchase under the buyback program.

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

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with participation of the Company’s management, have evaluated the design, operation and effectiveness of the Company’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at providing reasonable assurance that required information will be disclosed in the Company’s reports filed under the Exchange Act as of January 30, 2011.

(b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to Condensed Consolidated Financial Statements (Unaudited) in Part I - Item 1 for a discussion of Legal Proceedings.

Item 1A. Risk Factors

             There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 1, 2010, except for the risk factors described below:

The announcement and pendency of our agreement to be acquired by Kratos Defense & Security Solutions, Inc. and the transactions contemplated thereby could adversely affect our business, financial results and operations.

As a result of the execution of the Agreement and Plan of Merger (the “Merger Agreement”) with Kratos Defense & Security Solutions, Inc. (“Kratos”), and irrespective of whether or not the offer (the “Offer”) and the merger (the “Merger”) proposed therein (collectively, the “Transactions”) are completed, the uncertainty of the Transactions could cause disruptions in our business, which could have an adverse effect on our businesses and financial results including, but not limited to, the following:

•
Effects on Employees: Current and prospective employees of the Company may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain or attract key managers and other employees;

•
Effects on Customers and Other Third Parties: New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable. As a result of our execution of the Merger Agreement and the announcement of the Transactions, other third parties may be unwilling to enter into material agreements with us. If we fail to complete the Transactions, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition.

•	Diversion of Management’s Attention: The attention of our management may be diverted from the operation of the businesses toward the completion of the proposed Transactions.

There is no assurance that the Transactions will be completed.

We cannot assure you that the proposed Transactions will be consummated in the expected time frame or at all. The consummation of the Transactions are subject to the satisfaction or waiver of a number of conditions which have not yet been satisfied as of this date, including, with respect to the Offer, the tendering by the Company’s stockholders of over 50% of the outstanding shares of the Company’s common stock. No assurance can be given that the remaining required conditions to closing will be satisfied. In addition, Kratos may terminate the Merger Agreement if there is a material adverse effect on the business as defined in the Merger Agreement.

If the proposed Transactions, or a similar transaction, are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We also will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.  In addition, if the Transactions are not consummated, we may not be able to develop and implement a strategy for the future growth and development of the Company’s business that would generate a return similar to or better than the return which would be generated by the Transactions.

The Merger Agreement imposes restrictions on our ability to operate the Company, which may delay or prevent us from undertaking business opportunities that may be beneficial to the Company, pending completion of the Transactions.

The Merger Agreement contains restrictions on our ability to operate the Company prior to the closing. These restrictions could harm us by, among other things, prohibiting, limiting or restricting our ability to take advantage of mergers, acquisitions and other corporate opportunities or to take certain actions that management may deem to be necessary or desirable to operate or grow the Company or to increase its profitability.

 If sufficient stockholders fail to tender their shares in response to the Offer, we may not receive an offer from another potential acquirer of the Company on satisfactory terms or at all.

 If sufficient stockholders fail to tender their shares in response to the tender offer and the Merger Agreement is subsequently terminated, we may decide to seek another strategic transaction with respect to the Company. However, we may not be able to find a potential acquirer of the Company willing to pay an equivalent or more attractive price than that which would be paid pursuant to the Offer, and in fact any purchase price that we do find may be less.

We are not permitted to terminate the Merger Agreement except in limited circumstances, and we may be required to pay a substantial termination fee to Kratos if the Merger Agreement is terminated.

 The Merger Agreement does not generally allow us to terminate it, except in certain limited circumstances. If the Merger Agreement is terminated under certain circumstances for specified reasons, we would be obligated to pay a termination fee of approximately $9.4 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Issuer Purchases of Equity Securities

        We have a stock repurchase program that was initially instituted in October 2002, as further modified, for the purchase of up to 3 million shares of our common stock. As of January 30, 2011, we had acquired an aggregate of approximately 2.5 million shares in the open market under the program, all of which have been previously retired. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things. There were no stock repurchases under the program during the first half of fiscal period ended January 30, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

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

Date: March 2, 2011